Form 10KSB
period 1996-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1997-03-31
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

     [ ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from July 1, 1996 to December 31, 1996

                       Commission file number  0-22250

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
               (Name of Small Business Issuer In Its Charter)

               Delaware                                   95-4592204
     (State or Other Jurisdiction                      (I.R.S. Employer
     of Incorporation or Organization)                 Identification No.)
                  6355 Topanga Canyon Boulevard, Suite 513
                      Woodland Hills, California 91367
            (Address of Principal Executive Offices and Zip Code)

                               (818) 346-3653
              (Issuer's telephone Number, Including Area Code)

     Securities registered under to Section 12(b) of the Exchange Act:

                                    None

      Securities registered under to Section 12(g) of the Exchange Act:

                        Common Stock, $.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

          Yes   X        No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $350,000.

     At March 27, 1997 the aggregate market value of the voting stock held by non-affiliates of the issuer was $9,750,000.

     At March 27, 1997 the issuer had 7,200,001 shares of Common Stock,
$0.001
par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Issuer's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders, currently scheduled to be held
May 22, 1997, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 50.

PART I

ITEM 1    DESCRIPTION OF BUSINESS

HISTORY AND PRIOR ACTIVITIES

     Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a production and development studio introducing a new generation of digital entertainment to be distributed over the Internet, on CD-ROM, as television programming and for home video. The Company, headquartered in the United States, was incorporated during July 1996. The Company has been formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Developments ("SAND"), a research and development operation for leading edge software tools. Since its founding in September 1993, BII Australia has developed and sold interactive education and entertainment CD-ROM titles primarily for children.

BII Australia became a wholly-owned subsidiary of the Company through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, on September 30, 1996 the Company acquired SAND. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand. Sega Ozisoft and BII Australia began working together during November of 1994 to jointly continue the development of SAND's software tools. BII Australia provided consulting advice regarding integration of individual tool components, the required functionality of the tool suite and technical issues impacting the use of text, sound, graphics and other special effects in the development of an interactive digital entertainment product. BII Australia and Sega Ozisoft formalized their relationship on January 17, 1996 with an agreement through which BII Australia provided continued technical assistance for the enhancement of SAND's software tools and in the development of the first Multipath Movie product, which is based on the Australian comic strip character "Cyberswine."

BUSINESS MODEL

GENERAL

     The Company is developing Multipath Movies which are three-dimensional digitally animated stories, each with hundreds of plot alternatives, or paths, leading to multiple distinct conclusions that are influenced by the user. The Company has the ability to produce Multipath Movies with seamless interactivity where the plot and graphics are uninterrupted by the user's decisions. Furthermore, the Company believes that its studio can produce a Multipath Movie in multiple formats in a single cost-efficient production process. The Company is developing a system that will permit real time distribution of, and user interaction with, its Multipath Movies over the Internet. Under a three-year marketing agreement, the Company intends to launch Internet distribution of the Multipath Movie through Packard Bell NEC's Planet Oasis World Wide Web site by bundling Internet-enabled CD-ROMs on up to six million PCs shipped by Packard Bell NEC. Through additional strategic relationships, the Company has secured quality content for its Multipath Movies from a number of proven sources such as Morgan Creek Productions, Crawford Productions and Bantam Doubleday Dell Books.

     The Company's Multipath Movies are designed to combine the best qualities of traditional filmed entertainment--story and plot, with the best of the traditional computer game--its interactivity. The Company's Multipath Movies are designed to appeal to the entire home PC and game console markets, including both the core gamer and the much larger segment of PC users not currently served by traditional game developers. The Company plans to produce a variety of Multipath Movies tailored to various demographic groups, such as comedies, adventures, romances, science fiction stories and children's stories. The Company intends to release its first Multipath Movie, Cyberswine, in the fall of 1997 through its distribution arrangement with Packard Bell NEC. The Company also is developing the Storyteller Series of Multipath Movies in which an animated Storyteller will narrate engaging interactive stories targeted at children eight to twelve years of age. The Storyteller Series will be based upon existing published children's fiction books and original scripts, such as Bantam Doubleday Dell Books' popular Choose Your Own Adventure series.

     The Company plans to release certain of its Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. Towards that goal, the Company has entered into a production joint venture with Crawford Productions, an Australian television production company, through which the Company and Crawford Productions will jointly develop and distribute broadcast and cable versions of two Multipath Movie scripts in the United States and internationally.

     The Company develops Multipath Movies in a single process utilizing its proprietary software tools in conjunction with the Company's digital production and lay-up skills. The Company has four proprietary software tools: (i) ScripNav, a software tool that enables a script writer to write, review and correct branching multipath scripts; (ii) LipSync, a software tool used to synchronize facial expressions and mouth movements to voice soundtracks automatically; (iii) SCuD Engine, a software system which collects and integrates the output from all of the component tools to produce the Multipath Movie; and (iv) DigitalProjector, the tool that contains all the necessary elements to load and play a Multipath Movie. Utilizing its proprietary software tools, the Company can produce multiple formats from each title in a single cost-efficient production process, enabling the Company to amortize its production costs across the revenue streams from each format. In addition, the Company's LipSync tool allows for low-cost modification of Multipath Movies to other languages without the awkward appearance of dubbed movies. The Company's proprietary software tools and production process are designed to emulate traditional film writing and production techniques and allow screenwriters, directors and producers to develop Multipath Movies without any detailed knowledge of computer programming or significant assistance from expensive programming teams. As an example, the Company has entered into an agreement through which Morgan Creek Productions will provide the Company with certain creative, direction and film development assistance on two motion picture scripts. The Company believes that the utilization of existing entertainment resources will enable it to generate high-quality digital entertainment at a low cost.

THE DIGITAL ENTERTAINMENT MARKET

     Digital entertainment combines the best elements of filmed entertainment, creative artistry and engaging plotlines, in a multimedia format complete with high-quality stereo sound, graphics and animation to produce a realistic experience. Digital entertainment is created, stored and can be distributed electronically. Examples of current digital entertainment products include high-end computer games, virtual reality attractions, and computer-animated television programs and feature films. Traditionally, digital entertainment has been distributed on CD-ROM and game console cartridges. Leading edge digital entertainment products are now also being released online to capitalize on the tremendous current interest in the Internet and the World Wide Web. In addition, digital entertainment products have recently been released as broadcast television and cable programming, home videos, and even full length feature movies, although on a limited basis.

     TECHNOLOGY AND DIGITAL ENTERTAINMENT

     The market for digital entertainment evolved and has grown dramatically with the increasing proliferation and sophistication of personal computers and game playing consoles, and with the widespread use of the Internet.
Sales of personal computers to home users have increased in recent years as a result of declining prices and increased functionality of PCs. A large market has also developed for interactive digital entertainment on a new generation of 32-and 64-bit game consoles, including the Sega Saturn and Sony Playstation, with advanced technical capabilities previously available only on PCs. In addition, technological advances have enabled millions of consumers and businesses to utilize the Internet, particularly the World Wide Web. Widespread use of the Internet has become possible with technological improvements in data transmission, such as the development of more powerful data servers and faster modems.

     The Company believes that the demand for digital entertainment with increasingly sophisticated features will continue to grow given the increasing multimedia capability of today's PCs and game consoles, the growing popularity of the Internet and the expected improvements in accessing the Internet. In addition, the Company believes that there is a significant segment of the home PC user population that currently does not use interactive PC-based entertainment products. Much of PC-based and game console digital entertainment to date has been developed and subsequently enhanced for the dedicated computer game player, typically an eight to 21 year-old male with substantial free time and spending money. The typical PC user, however, is frustrated by the difficulty of many computer games and the amount of scarce leisure time that is required to complete the experience. A well conceived game has also been expensive to produce, causing retail price points to be high relative to competing entertainment products. As a result of the industry focus on the limited core gamer segment, the fundamentals of interactive multimedia have remained relatively static over the past decade and have been centered on game design characterized by arcade, adventure, role playing, strategy and simulation themes.

     The Company's Multipath Movie represents a new genre of interactive digital entertainment that can be experienced in less than two hours and will utilize content intended to appeal to a wider audience than the traditional gamer. The Company plans to produce a variety of Multipath Movie titles tailored to various demographic groups, such as comedies, adventures, science fiction stories and children's stories.

BUSINESS STRATEGY

     The Company's objective is to become a leading producer of animated digital entertainment by utilizing its proprietary technology base, strategic relationships and experienced management team. Specific elements of the Company's strategy are to: (i) address market opportunities with a new genre of digital entertainment; (ii) leverage the Company's proprietary software development capabilities to produce low-cost, high-value, digital entertainment products in multiple formats; (iii) utilize the existing entertainment industry talent base for content development; (iv) maintain a strong in-house research and development program; and (v) leverage management's experience and continue building strategic relationships within the entertainment and computer software industries.

ADDRESS MARKET OPPORTUNITIES WITH THE MULTIPATH MOVIE--A NEW GENRE OF DIGITAL ENTERTAINMENT

     The Company believes that its Multipath Movies will have wide appeal to the PC user and also serve as television broadcast/cable programming and home video features. The Company is designing its Multipath Movies to capitalize on underserved segments of the home PC market with stories that can be experienced in less than two hours and utilize content intended to appeal to a wider audience than the traditional gamer. The Company plans to produce a variety of Multipath Movies tailored for various demographic groups, including comedies, adventures, romances, science fiction stories and children's stories. Through its integrated production process for Multipath Movies, the Company has the ability to produce three 30-minute episodes for the broadcast/cable television market and a 90-to 120-minute animated feature for the home video market. The Company believes that its low-cost integrated production process will enable the Company to offer broadcast/cable television programming and home video features at attractive prices.

LEVERAGE PROPRIETARY SOFTWARE TOOLS AND PRODUCTION CAPABILITIES TO DEVELOP LOW-COST, HIGH-VALUE, DIGITAL ENTERTAINMENT PRODUCTS IN MULTIPLE FORMATS

     The Company intends to maximize the product output of each Multipath Movie. Utilizing its proprietary software tools and object-oriented production process, the Company believes that it can produce Multipath Movies in multiple delivery formats, including CD-ROM, the Internet, television broadcast/cable programming and home video. By managing the specific sound, graphics, layup and other production elements associated with each format on an integrated basis from the beginning, the Company can produce multiple formats from each title during one production process. This enables the Company to amortize its production costs across the revenue stream associated with each format. Consequently, the Company believes that it will be able to offer high-quality digital entertainment at competitive prices. In addition, the Company's proprietary lip synchronization software tool allows for low-cost modification of the Multipath Movies to any language without the awkward appearance of dubbed movies. The Company also believes that its proprietary software tools and object-oriented production process enable it to inexpensively develop digital entertainment content that is readily adaptable for a variety of different hardware platforms, such as the PC and Sega Saturn game console. Accordingly, the Company expects to have greater flexibility in commercializing its products without being constrained by consumer platform choices.

UTILIZE THE EXISTING ENTERTAINMENT INDUSTRY TALENT BASE FOR CONTENT
DEVELOPMENT

     The Company has designed its proprietary software tools and object-oriented production process with the objective of emulating traditional film writing and production techniques. In addition to being in greater supply, and therefore often available at lower cost than typical game programmers, entertainment industry professionals possess the creativity, maturity and experience needed to produce plot-based interactive entertainment. The Company believes that its technology will allow screenwriters, directors and producers retained by the Company to develop Multipath Movies without any detailed knowledge of computer programming or significant assistance from expensive programming teams.

     MAINTAIN A STRONG IN-HOUSE RESEARCH AND DEVELOPMENT PROGRAM

     The Company intends to maintain its strong in-house technology development programs in order to be on the leading edge of technologies for the production and delivery of digital entertainment. The Company has a core group of software tool developers in Australia exclusively dedicated to continually enhancing existing and developing additional software tools and their applications, and intends to build upon this base with a continued investment in research and development. The Company anticipates that online distribution will become increasingly important in the digital entertainment industry as faster modems and other new technologies improve online access and decrease latency or "lag time." An important element of the Company's strategy is to continue to adjust to changing technological conditions to stay at the forefront of content delivery.

LEVERAGE MANAGEMENT'S EXPERIENCE AND CONTINUE BUILDING STRATEGIC
RELATIONSHIPS WITHIN THE ENTERTAINMENT AND COMPUTER SOFTWARE INDUSTRIES

     The Company's management team has built and operated a number of successful businesses in industries that are strategically related to developing digital entertainment, including PC sales, CD-ROM publishing, and entertainment software development. Over the past 14 years, the Company's management team has developed a broad range of relationships with content developers, game console manufacturers, motion picture production companies, film and television distributors and software distributors. Management has capitalized upon these relationships by forming strategic arrangements with Packard Bell NEC, Morgan Creek Productions and Crawford Productions. The Company believes that these arrangements will provide the Company with significant content development and distribution advantages.

PRODUCTS

     ANIMATED DIGITAL MULTIPATH MOVIES

     The Multipath Movie is a three-dimensional, digitally animated story with many plot alternatives, or paths, that are influenced by user interaction throughout the story. The Company is targeting a larger market than users of traditional computer games for its Multipath Movie products; Multipath Movies will be less than two hours long so that users can enjoy them within a single sitting and will utilize content that is designed to appeal to a wide variety of audiences.

     The Multipath Movie is unlike any other entertainment product known to the Company. In contrast to existing compressed video interactive movies, the action of a Multipath Movie does not stop while a user makes decisions.
A user's decisions are implemented seamlessly because the Company's proprietary DigitalProjector that plays the movie on the screen has the technical ability to form and manipulate streams of complex three-dimensional animated images in real time sequentially for the duration of the movie. A Multipath Movie provides the user with hundreds of plot branches leading to a number of different conclusions. Users interact with Multipath Movies by responding with a mouse, joystick, keyboard or remote control device to prompts that manipulate the moods and personality profiles of the main characters, which in turn produce new plot directions and story lines. A typical Multipath Movie will prompt users for a decision approximately every 30 to 45 seconds. Users' responses to prompts determine a character's actions and affect the character's "mood," thereby influencing its future decisions. If the user elects not to respond at any given prompt, the collective impact of the user's previous responses on the character's mood will drive subsequent branching decisions. For instance, if a user elects aggressive options in response to prompts, subsequent branching decisions will be made automatically as if an aggressive response was given by the user.

     The user can view the Multipath Movie from the perspective chosen by the director or elect an almost infinite number of alternative camera angles.
The user can also control camera angles to search for information or clues that might prove valuable in later scenes. In addition, users or their parents can select an appropriate age rating (such as "G," "PG," or "R") and thereby limit certain camera angles or scenes. Multipath Movies can also include a feature enabling more than one user to interact with its characters.

     The Company's first Multipath Movie in development is called "CYBERSWINE," which is based on an Australian science fiction comic strip series. The Company currently intends to release CYBERSWINE in the fall of 1997 through a bundling relationship with Packard Bell NEC. Packard Bell NEC has agreed to "bundle" Multipath Movies on up to a total of six million of its multimedia equipped computers shipped over a three-year period. By releasing CYBERSWINE through Packard Bell NEC, the Company believes it will generate broad market exposure to the Multipath Movie format. The Company has certain royalty obligations on revenues derived from CYBERSWINE.

     Although the Company's first Multipath Movie is an action-oriented science fiction drama, the Company plans to produce additional Multipath Movies, such as comedies, adventures, romances, science fiction stories and children's stories, in order to appeal to a wide variety of audiences. The Company intends to release additional titles during late 1997 following the bundled introduction of the Company's first Multipath Movie title through Packard Bell NEC. The Company is considering various scripts to be used as the basis of its late 1997 product introduction and marketing campaign. The Company has content agreements with Morgan Creek Productions and Crawford Productions of Australia to provide the Company with scripts for additional Multipath Movies.

     The Company is also developing the Storyteller Series, which is a series of Multipath Movies targeting children eight to twelve years of age. The Storyteller Series will feature an animated Storyteller that will "morph" and undergo voice changes appropriate to the story line and script of each Storyteller title. The Storyteller Series will be based upon published children's books and original stories. The Company has secured from Bantam options to acquire exclusive rights to develop interactive products based upon Bantam's popular children's series, CHOOSE YOUR OWN ADVENTURE, currently comprised of over 150 titles, and CHOOSE YOUR OWN NIGHTMARE, currently comprised of 15 titles. Each of these book series is written in a branching format, in which the reader will skip to different pages or chapters of the book depending upon responses to questions posed in the story. Because of the branching nature of the CHOOSE YOUR OWN ADVENTURE and CHOOSE YOUR OWN NIGHTMARE series, the Company believes that these stories are ideally suited to the multipath format of the Storyteller Series. The Company anticipates introducing the Storyteller Series in late 1997. The Company believes that it will be able to obtain additional high-quality, suitably-priced children's fiction for the continued development of Storyteller Series titles.

     The Company has commenced development of a Multipath Movie with a story populated by characters from the POPEYE cartoon series for the children's market. The Company expects to release this multipath product in CD-ROM format in late 1997. The Company believes that CD-ROM products for the childrens' market using the Company's multipath technology can be completed within relatively low budgets generally not in excess of 150% of the average cost of the Company's traditional CD-ROM products. The Company believes that children's Multipath movies such as the POPEYE title will introduce novel functions and features to a market characterized by an abundance of traditional CD-ROM titles with similar, but unimpressive functions and features.

     The Company plans to release Multipath Movies in the following formats:

     CD-ROM TITLES. The Company intends to produce each Multipath Movie in traditional CD-ROM format for use on personal computers and game consoles.

     CD-ROM TITLES WITH ONLINE CAPABILITY. The Company is developing a system that will enable users to interact in real time with Multipath Movies over the Internet through various online delivery systems. To date, low data transmission rates have precluded real-time video viewing of digital entertainment over the Internet. The Company's system involves producing a CD-ROM, which consumers would buy at retail locations or receive bundled with hardware as in the Packard Bell NEC arrangement, containing a preview or first episode of a Multipath Movie series. The CD-ROM would also contain the architecture necessary for accessing the Internet and future episodes of the series would be purchased and downloaded over the Internet. The CD-ROM will also contain most of the data necessary for viewing the Multipath Movie and future online sequels, including a library of characters, scenes, graphics, sound and other components. Accordingly, a low-bit rate data stream can be delivered via the Internet to provide the animation and storyline for future episodes.

     TELEVISION BROADCAST/CABLE PROGRAMMING AND HOME VIDEO. The Company also plans to release certain of its Multipath Movie titles, in non-interactive format, as television broadcast/cable programming and as home videos. The Company intends to segment such Multipath Movies into three episodes for sale into the 30-minute broadcast and cable series market. By packaging together thirteen episodes, the Company can create a season-length series. Similarly, the Company plans to produce features from certain Multipath Movies by selecting a predetermined plot ending and to market these 90-to 120-minute features to home video publishers.

     TRADITIONAL CD-ROM PRODUCTS

     In addition to developing Multipath Movies, the Company historically has developed and sold interactive CD-ROM titles primarily for children, including the KidStory Series, and a number of other titles based on licensed characters or content.

     KidStory Series titles are aimed at young learners between the ages of three and seven. These interactive stories are designed to help children develop good motor and coordination skills, cognitive skills and reading and spelling skills. Children can either have a Kidstory Series title read to them or move through the story at their own pace. Each title also features a series of games and activities, such as spelling bee; print, color and create pages; annotation pages providing factual and educational information; "spot the difference" puzzles in which the child must differentiate images; jigsaws; memory games; and hidden word games. This series includes The Yukadoos, which received a 1996 Newsweek Editor's Choice Award. The Company has licensed the rights to over 40 additional books for development of KidStory Series products.

     In addition to the KidStory Series, the Company has produced a number of CD-ROM titles on a contract basis, including FLIPPER, based on the MCA Universal film and 1960s television show; DREAM MACHINES AND DESIGNERS, based on the award winning BEYOND 2000 television series; 101 WAYS TO SAVE THE PLANET, also based on the BEYOND 2000 SERIES; and the CRAFTPAX Series. The FLIPPER CD-ROM title includes various interactive games and activities. The BEYOND 2000 Series is based upon the BEYOND 2000 weekly television infotainment program made in Australia and viewed worldwide, including on the Discovery Channel in the United States. The CRAFTPAX Series is a unique and informative collection providing children with simple but detailed instructions for a wide range of craft activities. In addition, the Company recently acquired the interactive CD-ROM rights to POPEYE.

     The Company has perceived weakened demand for traditional interactive CD-ROM games for the children's market, primarily resulting from an over-abundance of products in this segment. Currently, the Company is reformatting and re-releasing four titles in the KidStory Series and expects to complete the development of two titles on a work-for-hire basis. The Company has commenced the application of its multipath technologies to the children's market served by the Company's traditional CD-ROM products.

THE PRODUCTION OF MULTIPATH MOVIES

     THE MULTIPATH MOVIE PRODUCTION PROCESS

     The production process for Multipath Movies consists of eight phases: scripting, creative design, voice and sound, model and world building, texturing and lighting, blocking/camera editing, special effects animation and the generation of rendered output.

     The production of a Multipath Movie is very similar to the production of a traditional film. Just as the traditional film director identifies locations, builds sets and chooses actors, the digital Multipath Movie developer builds "worlds" and "models." In the same way that traditional filmed entertainment directors give actors wardrobes and props, the Multipath Movie developer "textures" the models.

     The Multipath Movie production process, however, differs from the traditional movie process in three important ways. First, the traditional process is substantially more labor intensive, requiring large crews, artisans and technicians to produce a final product. Once scenes are filmed and edited, any reshoots require the re-assembling of actors and crews, which is not only costly but often not feasible. Second, filming and editing in the traditional film process are two separate functions that cannot be performed simultaneously. Through digital production, a scene, or group of scenes, can be blocked, animated and edited at the same time. As a result, the producer can immediately view the scene and make any necessary changes while avoiding substantial costs and logistical problems. Finally, the digital Multipath Movie process allows the producer to easily substitute models and worlds, alter texturing and lighting, alter the blocking and editing process and alter special effects. By clicking the mouse, the director/scriptwriter can preview entire scenes, add/delete characters and plots, and automatically change the appearance of a character or object. Because the characters and sets are all digitally produced and then animated by the Company's tools, set components (such as language on storefronts and vehicles) and personal features such as skin tone and hair color only need to be changed once to effect the desired change throughout the Multipath Movie.

     TECHNOLOGY; BRILLIANT'S SOFTWARE TOOLS AND PRODUCTION CAPABILITIES

     The Company has developed four proprietary software tools that enable it to produce high-quality Multipath Movies: (i) SCRIPNAV, which enables scriptwriters to write complex multipath scripts; (ii) LIPSYNC, which synchronizes a character's lip movements with the dialogue track; (iii) SCUD ENGINE, which collects and integrates source files from the ScripNav, graphics, sound and LipSync tools and then prepares them for layup and editing; and (iv) DIGITALPROJECTOR, the tool that contains all the necessary elements to load and play the final product.

     SCRIPNAV. ScripNav was developed specifically for the writing of complex Multipath Movie scripts. A scriptwriter will use ScripNav to compose, edit and finalize a script using a commercially available word processing package. Then, the scriptwriter will insert various subplots into scenes in order to adapt the script to the Multipath Movie format; the alternative subplots, or paths, are based upon different temperaments of the lead character. Once the script has been developed in the Multipath Movie style, ScripNav enables the scriptwriter to read, review and correct the script

     LIPSYNC. LipSync automatically synchronizes a character's lip movements with corresponding dialogue tracks by examining wave files and generating output files that contain references to the appropriate mouth shapes. The Company believes that LipSync is a more efficient and cost effective way to incorporate voice into Multipath Movies than other existing sound tools. In addition, LipSync allows for low cost modification of the Multipath Movies to any language without the awkward appearance of dubbed movies.

     SCUD ENGINE. SCuD Engine is the centerpiece of the Multipath Movie development and production process. SCuD Engine is an object-oriented database environment that collects and integrates source files from ScripNav, graphics, sound and LipSync tools and makes them available for layup and editing. SCuD Engine provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. When a previously unedited scene is opened, SCuD Engine retrieves the text for the scene from the script text file of ScripNav and places the text in on-screen blocks or slots. The layup artist can then view the descriptive or dialogue text while attaching imported graphics, sound and other source material to that line of script.

     DIGITALPROJECTOR. DigitalProjector contains all the necessary components to load and play the final Multipath Movie product. DigitalProjector is the software engine for any system that is being used to play the Multipath Movie and is generally the only software tool that the Company must modify to permit the Multipath Movie to be adapted to new platforms. The Company has developed DigitalProjector for IBM-compatible PCs, is developing DigitalProjector for the Sega Saturn game console, and may develop DigitalProjector for the Sony PlayStation, the Macintosh, and other platforms.
     In addition to its proprietary software tools and engines, the Company uses certain commercially available sound and graphics tools in the Multipath Movie production process. The Company's proprietary tools used in conjunction with commercially available tools allow the developer to produce a high quality Multipath Movie from the initial scripting stage to the generation of title output.

SALES AND MARKETING

     The Company's sales and marketing efforts will be designed to broaden product distribution, increase the number of first-time and repeat customers, promote ongoing recognition of its products and properly position, package and merchandise its products. The Company will focus on three primary channels in attempting to build broad distribution of its product formats:
(i) traditional software publishers and distributors for CD-ROM titles, (ii) the Internet and online services, and (iii) television broadcast/cable programming buyers and home video publishers. To support sales through these channels, the Company plans to utilize various sales and marketing techniques designed to promote product awareness and maximize exposure, including cooperative advertising, incentives, selective bundling arrangements, trade show representation and other customary practices. The Company believes that its ability to produce quality digital entertainment products at low costs will allow it to negotiate favorable deals with publishers, distributors and buyers, create strong demand for its online products, and establish and maintain a strong market position. In addition, the Company believes that its management's direct experience in related industries provides the Company with a working knowledge of sales and distribution strategies and strong relationships with key software publishing executives.

     CD-ROM TITLES. The Company contracts to develop and produce traditional CD-ROM titles for third parties on a fixed rate basis without retaining any rights to the products. In this situation, any future royalty streams to which the Company may be entitled would be minimal. From time to time, the Company negotiates an affiliated publishing arrangement for a designated title. Under this type of arrangement, the Company covers all production costs and costs of goods sold and then retains a certain percentage of the gross revenues generated according to a predetermined pricing formula. The publisher retains a portion of gross revenues to cover downstream marketing costs and distributor profit. In both contract and affiliate publishing arrangements, the publisher will broadly distribute the CD-ROM titles through retail outlets such as software, computer and book stores.

     MULTIPATH MOVIE CD-ROM TITLES WITH ONLINE CAPABILITY. The Company anticipates that online users of its Multipath Movies distributed over the Internet will either be billed a fee for each online Multipath Movie downloaded or will be charged a fee based on online user time. In the case of the Company's first Multipath Movie launch through a bundling arrangement with Packard Bell NEC, it is anticipated that the user will be charged a per use fee by the Company through Packard Bell NEC's Planet Oasis Web Site. Where the Multipath Movie is being distributed through an online service or an independent Internet service provider, the Company will negotiate individual billing arrangements with each such entity. The Company is exploring the possibility of establishing a proprietary web site through which Multipath Movies can be promoted. As part of its arrangement with the Company, Packard Bell NEC has agreed to provide marketing for the Multipath Movies on Packard Bell NEC's computer packaging, point-of-sale materials and screen displays.

     One of the Company's principal sales and marketing initiatives will be the formal launch of the Multipath Movie format, which will follow the bundled introduction of the Company's first Multipath Movie through Packard Bell NEC. In order to introduce the new genre and generate the consumer awareness necessary to promote sustained interest, the

Company is developing
a sales and marketing campaign to begin during late 1997. The Company anticipates that this campaign will culminate in the commercial introduction of selected Multipath Movies, which will be supported by various trade and consumer promotional programs. The Company expects that launch costs will be covered through direct spending by the Company, promotional funds provided by software publishers marketing the product and/or other sponsor-related sales programs.

     TELEVISION BROADCAST/CABLE PROGRAMMING AND HOME VIDEO. The Company currently anticipates that it will begin to market its Multipath Movies as television programming and home video features in 1998. Following the launch of the Multipath Movie genre during late 1997, and assuming that the Company has acquired the necessary television or video rights for any of its underlying content, the Company anticipates preparing certain Multipath Movie content for these markets. In the television broadcast/cable market, the Company will work to prepare series product primarily for direct placement in the syndicated television market or with one of the various cable channels. Cable and syndicated programming is typically marketed to domestic and international buyers during January of each year at the National Association of Television Program Executives trade show. With respect to the home video market, the Company anticipates that it will market home video features through established distribution channels.

INTERNATIONAL SALES AND MARKETING

     The Company's international sales and marketing strategy will be managed from the United States and will be executed through a combination of domestic and offshore efforts. The majority of the Company's sales of traditional CD-ROM products are currently in the United States but management anticipates increased penetration in various international markets. In addition to U.S. sales, the KidStory Series product line currently is sold through various arrangements in Australia, New Zealand and parts of Asia and Europe. Recently, the Company entered into an agreement with Fujitsu pursuant to which titles within the KidStory Series are being adapted for output in Japanese.

     With respect to both traditional and Multipath Movie CD-ROM products, the Company's strategy for international distribution is to utilize exclusive arrangements for specific countries or dedicated territories with distributors, which in management's opinion, are best suited to direct the commercial launch and ongoing marketing support of products in that country or territory. The Company believes that it will be able to continue to capitalize on management's extensive network of international relationships and background in the international distribution of CD-ROM products. The Company does not currently foresee establishing operations in foreign territories to oversee or manage international sales and marketing efforts.

     Given the global nature of the World Wide Web, the Company believes that international markets represent a significant opportunity for its Multipath Movies delivered over the Internet. Utilizing its proprietary LipSync technology, the Company believes it can deliver Multipath Movies in foreign languages without significant logistical or cost issues.


RESEARCH AND DEVELOPMENT

     The Company's research and development program primarily is focused on enhancing the Company's software tools and developing enhanced Internet delivery capabilities for Multipath Movies. The Company's research and development program includes plans to commence development of a proprietary object-oriented database, known as "Rodeo," which is intended to give Multipath Movie producers ready access to the Company's database of objects, such as sets, props and characters, and thereby increase production efficiencies. The Company is expending substantial resources in its research and development program in Australia, where it maintains a staff in a separate facility devoted exclusively to advancing the Company's technology and software tools.

     The Company intends to continue to improve the look and feel of the Multipath Movies with the objective of achieving the look and feel of motion pictures. The realization of this objective will be dependent upon the development of narrowband and broadband technologies as well as increases in microprocessor speed. The Company will work to continuously enhance its software tools to take advantage of these new technologies.

     The Company incurred research and development costs in connection with the development and improvement of the Company's traditional CD-ROM software tools of $183,000, $174,000 and $1,877,000 for the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1996, respectively. The amount for the six months ended December 31, 1996 includes $1,350,000 of in-process research and development costs in connection with the acquisition of SAND. (Through the date of the SAND Acquisition, SAND had incurred research and development costs in connection with the development of the Multipath Movie software tools of $1,563,000.)

STRATEGIC RELATIONSHIPS

     The Company has entered into various strategic relationships to assist in the development, production and distribution of Multipath Movies. It is anticipated that strategic relationships will be an integral element in the execution of the Company's business strategy.

     PACKARD BELL NEC. The Company has entered into an agreement with Packard Bell NEC for Packard Bell NEC to bundle CD-ROM software for a Multipath Movie title with 80% of the first 7.4 million multimedia equipped personal computers shipped by Packard Bell NEC in the United States, the United Kingdom, Australia, New Zealand and South Africa over a three-year period (the "Shipping Period") beginning when the Company ships and Packard Bell NEC accepts a master CD-ROM for a Multipath Movie. The disk will allow the user to download Multipath Movies from an Internet site to be established by the Company. The disk will contain a brief preview of a Multipath Movie title, which is initially anticipated to be the CYBERSWINE title. The Company has the ability to periodically substitute other Multipath Movie titles for the title initially bundled by Packard Bell NEC. For a period ending two years following the expiration of the Shipping Period, Packard Bell NEC has agreed to provide promotional support for the Multipath Movies distributed through Packard Bell NEC, and to facilitate the viewing of a preview of the Multipath Movie and the purchase of an entire Multipath Movie.

Under the terms of the agreement, the Company will be entitled to all revenues that are derived from Multipath Movies distributed pursuant to the Agreement. Packard Bell NEC has received warrants to purchase 600,000 shares of the Company's Common Stock.

     MORGAN CREEK PRODUCTIONS. The Company has entered into an agreement to form a joint venture with Morgan Creek Interactive ("Morgan Creek"), a subsidiary of Morgan Creek Productions. Morgan Creek is a principal developer and distributor of feature films; past features include "ACE
VENTURA: PET DETECTIVE," and ACE VENTURA: WHEN NATURE CALLS." The agreement provides that Morgan Creek will contribute to the joint venture a nonexclusive license to two motion picture scripts for use in the development of Multipath Movies to be distributed on CD-ROM for the IBM-compatible, Macintosh and game console platforms and over the Internet. The rights granted by Morgan Creek under the agreement do not extend to broadcast/cable television programming. Morgan Creek also will provide certain creative, direction and film development assistance to the Company. The Company will be responsible for all development costs of the Multipath Movies but will be entitled to recover such costs before Morgan Creek will participate in any revenues generated from the Multipath Movies created by the joint venture. The Company will also contribute to the joint venture a nonexclusive license to the Company's DigitalProjector software tool solely for use in connection with two Multipath Movies to be produced by the joint venture. In exchange for the contribution of development content, Morgan Creek will receive, following the Company's recovery of production costs and the Company's recovery of its investment in the joint venture, a designated percentage of the joint venture's revenues as well as warrants to purchase 85,000 shares of the Company's Common Stock. The agreement provides that Morgan Creek will own all intellectual property related to the content used in the Multipath Movies created by the joint venture and will have the right to exploit such content for other uses without any royalty obligation to the joint venture or the Company, although the Company will retain all rights to the licensed software tool.

     CRAWFORD PRODUCTIONS. The Company has entered into a production joint venture with Crawford Productions Pty., Ltd. ("Crawfords"), an Australian television and production company, to develop two Multipath Movies. The Company anticipates that each of the two Multipath Movies will have production budgets of up to $790,000. Pursuant to the joint venture, Crawfords and the Company will each fund one-half of the development budget of the joint venture. Crawfords will be responsible for distributing broadcast and cable versions of the two Multipath Movies and the Company will distribute the Multipath Movies in interactive computer-based formats. Crawfords and the Company will equally divide all proceeds from exploitation of the two Multipath Movies created by the joint venture.

     BANTAM DOUBLEDAY DELL BOOKS FOR YOUNG READERS. The Company has entered into an agreement (the "Bantam Agreement") with Bantam providing the Company with an option to acquire exclusive worldwide interactive rights to Bantam's "CHOOSE YOUR OWN NIGHTMARE" and "CHOOSE YOUR OWN ADVENTURE" series of interactive books. The Company's option covers over 170 titles, plus any additional titles in each series published by Bantam. The Company's rights include rights to adapt the licensed titles to interactive format only and to deliver the products on CD-ROMs and via the Internet. By exercising its option, the Company will be required to acquire no less than 18 titles during the seven-year term of the Bantam Agreement. Bantam will be entitled to receive a portion of the net proceeds from sales of the licensed titles.
Upon the Company's election of each of the first 16 titles, in batches of 4 titles, the Company is required to pay Bantam a non-refundable advance against which royalties will be applied.

COMPETITION

     The markets for the Company's digital entertainment products are intensely competitive, subject to rapid change and characterized by constant demand for new product features at reduced prices and pressure to accelerate the release of new products and product enhancements. The primary competitive areas for the Company are identified below.

     The Company expects to compete with computer graphics special effects firms (including Pixar, Industrial Light and Magic, Inc. ("ILM"), an affiliate of Lucasfilm Ltd. ("Lucasfilm"), Digital Domain, Sony ImageWorks, Pacific Data Images, Rhythm & Hues and Boss Film Studios, Inc.) companies offering entertainment software and related products (including Broderbund Software, Inc. ("Broderbund"), 7th Level, Inc. ("7th Level"), GT Interactive Software, Inc. ("GT Interactive"), Electronic Arts, Softkey International, Inc. ("Softkey") and Sierra On-Line, Inc. ("Sierra On-Line")) and traditional movie studios (including Disney, Warner Bros., Inc. ("Warner Bros.") Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Sony Pictures, Inc. ("Sony"), Lucasfilm, Universal City Studios, Inc. ("MCA Universal") and MGM/UA). Most of the special effects firms, entertainment software producers and movie studios with which the Company will compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing, and other resources than does the Company. Due to their substantially greater resources, these movie competitors likely will be able to enter into more favorable distribution arrangements and to promote their products more successfully than the Company.

     In response to all of these competitive forces, the Company will be required to make a high level of investment in content and tool development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or, even if they are made, that the Company's products will be competitive. Additionally, present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing or product giveaways. These competitive pressures may necessitate price reductions by the Company, thus reducing the Company's profit margins. In addition, as the number of competitors increases and competition for scarce consumer time available to be devoted to the products such as those of the Company and equally scarce retail shelf space becomes more intense, the Company may need to increase marketing expenditures to maintain sales and product differentiation. Also, as competition for popular titles and themes that may be used in entertainment software increases, the cost of acquiring such titles and properties is likely to increase, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.


PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company currently intends to file United States patent applications relating to certain components of its proprietary technology. The Company also relies on trademark, trade secret and copyright laws to protect its technology, with the source code for the Company's proprietary software being protected both as a trade secret and as a copyrighted work.

Also, it is the Company's policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products and does not copy-protect its software, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary.

     The Company believes that its products, including its suite of software tools, do not infringe any valid existing proprietary rights of third parties. Since the software tools used to create the Multipath Movies were developed by SAND, a division of Sega Ozisoft, the Company relies entirely on the representations of Sega Ozisoft contained in the SAND Acquisition Agreement between BII-Australia and Sega Ozisoft that, to Sega Ozisoft's best knowledge, the SAND technology and software acquired by the Company does not infringe the proprietary rights of others.


BACKLOG

     The Company generally ships products upon receipt of orders from distributors. Accordingly, the Company operates with little backlog.


EMPLOYEES

     At December 31, 1996 the Company had 35 full-time employees: eight engaged in research and development, 23 in production and four in general administration and finance. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Company currently utilizes the services of two independent software developers pursuant to contractual relationships.

     The Company intends to hire additional key personnel in the near future.

The Company's expansion may significantly strain the Company's management, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's operating results.

     The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurances that the Company will be successful in retaining or recruiting key personnel.


ITEM 2    DESCRIPTION OF PROPERTIES

PROPERTIES

     The Company's production facilities, consisting of approximately 8,500 square feet, are located in Bondi Junction, Australia and the research and development facilities occupied by SAND, consisting of approximately 2,500 square feet, are located in Woollahra, Australia. The lease for the Bondi Junction facility is for a period of 4 years. Thereafter it reverts to a monthly tenancy. A portion (1900 square feet) of the Woollahra facility is subject to a two year lease with an option to renew for an additional two years. The balance of the Woollahra facility (600 square feet) is subject to a monthly tenancy. The current annual rental under the Bondi Junction lease is $87,384 and under the Woollahra lease is $45,433. The Company also leases an office in Woodland Hills, California for rent of approximately $18,000 per annum.

     The Company anticipates using up to $0.75 million to equip the new digital production studio ("New Studio") in Bondi Junction, Australia. The anticipated cost reflects a $1.25 million reduction from earlier projections which were achieved as a result of internal studies which refined one of the Company's specific production requirements and as a result of a reduction in the cost of various components which the Company intends to acquire as well as the phase-in over several years of additional capabilities initially anticipated to be required in fiscal 1997. The Company intends to equip the New Studio to meet all of the Company's production needs for both the KidStory Series product line as well as the Multipath Movie product line. Certain production capabilities may remain external, including voice recording, scripting, music recording and certain director and producer services. The Company believes that such services can be provided on a more cost effective basis, thereby focusing the Company's internal production efforts on the digital production components. It is anticipated that the New Studio will have the internal capabilities to provide all other production requirements such as three-dimensional modeling, digital animation and rendering, camera direction and editing, sound production, texture animation, digital video services and overall title production control.


ITEM 3    LEGAL PROCEEDINGS

     The Company is not involved in any litigation.


ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS

     None.

                             PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED MATTERS

     The Company's Common Stock has been traded on the American Stock Exchange under the symbol "BDE" since the Company's initial public offering on November 22, 1996. As of March 21, 1997 BDE had approximately 13 shareholders of record. The price of the Common Stock as of the close of business on March 26, 1997 was $4-7/8 per share. The high and low sales price for the Common Stock of BDE for the fourth quarter of 1996 (from November 22) were $5 per share and $3-9/16 per share, respectively, as reported on the American Stock Exchange.

     BDE has never paid any dividends on its Common Stock. BDE intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's historical operations discussed in this section reflect only the operations of BII Australia. Since its founding in September 1993, BII Australia has developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie suite of proprietary software tools, production process and first Multipath Movie product. While the Company will continue to produce traditional interactive CD-ROM titles at reduced levels, the Company is focusing its efforts on the development of the Multipath Movie tools and production process, as well as the commercialization of the Multipath Movie (including the story teller) genre. As a result of this change in the Company's business, the following discussion of historical results is not representative of its expected future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

     The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The first of its Multipath Movies, CYBERSWINE, is expected to be released in the fall of 1997.

The first product in the Storyteller Series is not expected to be released until late 1997. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a film also depends upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will be extremely difficult to forecast.

     In the six months ended December 31, 1996, the Company incurred certain charges and non-recurring expenses. In connection with the Company's acquisition of SAND, consummated on September 30, 1996, the Company expensed $1,350,000 attributable to in-process research and development. Also, the Company recently has entered into strategic relationships with Packard Bell NEC and Morgan Creek. The Company has issued to Packard Bell NEC and Morgan Creek warrants to purchase 600,000 and 85,000 shares of Common Stock, respectively. Issuance of the warrants to Packard Bell NEC and Morgan Creek resulted in $1,096,000 of operating expenses and a corresponding credit to equity, based on the value of the warrants issued. During this period the Company also incurred a compensation expense of $125,000 in connection with directors' stock options in November 1996. In addition, the Company incurred significant operating expenses and development costs as it continued development, and commenced marketing, of its Multipath Movies and expanded in anticipation of growth. As a result of the foregoing, the Company incurred a significant loss in the six months ended December 31, 1996. The Company expects that these expenses and development costs will result in losses in the quarters ended March 31, 1997 and June 30, 1997, and that the
Company could incur quarterly losses thereafter.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995

     REVENUES. The Company historically has derived its revenues from royalties, development fees and software sales. Brilliant licenses its CD-ROM software products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product. See Note 2 of Notes to Consolidated Financial Statements. Revenues decreased from $1,184,000 for the six months ended December 31, 1995 to $350,000 for the six months ended December 31, 1996. This represents a decrease of $834,000 or 70%, mainly attributable to decreased royalty revenues as a result of a change in the Company's focus to the development of multipath movies.

     COST OF REVENUES. Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $434,000 for the six months ended December 31, 1995 to $186,000 for the six months ended December 31, 1996. This represents a decrease of $248,000, or 57%. Cost of revenues in the 1995 period included costs associated with development of the Company's own titles. In the 1996 period, the Company reduced its development of traditional CD-ROM product. Many of the costs associated with the development of software for third parties were paid directly by the third parties.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for advertising, promotions, brochures, travel and trade shows. Sales expenses also include costs for marketing consultants hired primarily to support and assist the Company's sales efforts. Sales and marketing expenses increased from $35,000 for the six months ended December 31, 1995 to $970,000 for the six months ended December 31, 1996. This increase is attributable to the value of the warrants ($960,000) granted to Packard Bell NEC. The agreement with Packard Bell NEC requires Packard Bell NEC to provide certain promotional services to the Company. Accordingly, the expense associated with the warrants has been recorded as a sales and marketing expense.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $129,000 for the six months ended December 31, 1995 to $1,065,000 for the six months ended December 31, 1996. This increase is associated with increased accounting, legal and consulting services provided to the Company and the value of stock options granted during the period.

     RESEARCH AND DEVELOPMENT. Research and development expenses include primarily salaries and benefits of personnel conducting research and development for licensed software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools. Research and development expenses increased from $103,000 for the six months ended December 31, 1995 to $1,877,000 for the six months ended December 31, 1996. Of this increase, $1,350,000 is attributable to the in-process research and development costs incurred in connection with the SAND Acquisition. As of the date of the Company's acquisition of SAND, technological feasibility of the acquired technology had not been established. In addition, the Company has identified no future alternative uses for the acquired technology. Therefore, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations for the six months ended December 31, 1996 include in research and development expenses the software development costs as a result of the acquisition of SAND. An additional increase of $136,000 is attributable to the value of the warrants granted to Morgan Creek. The agreement with Morgan Creek provides for Morgan Creek to deliver certain creative material for products being developed by the Company. Accordingly, the expense associated with the warrants has been recorded as a research and development expense.

     The Company estimates that it will spend approximately $600,000 in order to reach technological feasibility of its software development tools by completing its first Multipath Movie. These funds will be spent over the next three months beginning January 1, 1997, primarily for software tool development, production and direction of the Multipath Movie, scripting, voice production and music.

     DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures. These fixed assets are depreciated over their estimated useful lives (up to three years) using the straight-line method. Depreciation expense increased from $46,000 for the six months ended December 31, 1995 to $74,000 for the six months ended December 31, 1996. This increase is attributable to additional computer equipment put in place during 1996.

     OTHER INCOME AND EXPENSE. Other income includes interest income and gains on foreign exchange transactions. Interest income increased from $0 for the six months ended December 31, 1995 to $41,000 for the six months ended December 31, 1996 due to the higher cash balances as a result of the initial public offering in November 1996. Interest expense relates mainly to interest on the Company's loan from PIE, a significant shareholder. Interest expense decreased from $64,000 for the six months ended December 31, 1995 to $54,000 for the six months ended December 31, 1996. This decrease is due to a lower average balance outstanding on the PIE loan during the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

     FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     The Company experienced significant growth in fiscal year 1996. Contracts with Packard Bell NEC and Ocean of America Inc. provided substantial revenues in 1996, and the Company also entered into new agreements in 1996 to develop software for other companies. In addition, the Company entered into new marketing agreements for wider domestic and international sales of its products. The Company's growth in 1996 resulted in increases in operating expenses, although with the increased level of activity, the Company realized certain operating efficiencies and economies of scale.

     REVENUES. Revenues increased from $843,000 for the year ended June 30, 1995 to $2,054,000 for the year ended June 30, 1996. This represents an increase of $1,211,000 or 144%. Royalties increased by $539,000, attributable to a greater number of completed software titles. Development fees increased by $497,000 as a result of more software products being developed. Software sales revenues increased by $175,000, also as a result of the greater number of completed titles.

     COST OF REVENUES. Cost of revenues increased from $656,000 for the year ended June 30, 1995 to $739,000 for the year ended June 30, 1996. This represents an increase of $83,000 or 13%, mainly attributable to a greater number of titles in development. Although revenues almost doubled, costs of revenues increased only slightly. The Company's gross profit margin increased from 22% in 1995 to 64% in 1996, attributable to economies of scale and increased operating efficiencies.

     SALES AND MARKETING. Sales and marketing expenses increased from $116,000 for the year ended June 30, 1995 to $163,000 for the year ended June 30, 1996. This represents an increase of $47,000 or 41%, attributable primarily to increases in the Company's sales and marketing efforts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $224,000 for the year ended June 30, 1995 to $366,000 for the year ended June 30, 1996. This represents an increase of $142,000 or 63%, attributable primarily to increased staff and overhead to support the higher level of production and sales activity.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly from $183,000 for the year ended June 30, 1995 to $174,000 for the year ended June 30, 1996. This represents a decrease of $9,000 or 5%. The decrease is due to the fact that the Company incurred lower development expenses in 1996 to enhance software tools that were developed in 1995.

     DEPRECIATION. Depreciation expense increased from $43,000 for the year ended June 30, 1995 to $102,000 for the year ended June 30, 1996. This is due to increased computer equipment in place during 1996.

     OTHER INCOME AND EXPENSE. In fiscal year 1996, other income includes $122,000 which represents an export market development grant paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Interest expense relates mainly to interest on the Company's loan from PIE, a significant shareholder. Interest expense increased from $45,000 for the year ended June 30, 1995 to $95,000 for the year ended June 30, 1996. This represents an increase of $50,000 or 111%, resulting from higher average outstanding borrowings from PIE in 1996 as compared to 1995.


FLUCTUATING OPERATING RESULTS

     The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased, and expects to continue to increase its operating expenses to fund greater levels of Multipath Movie development, research and development, increased marketing operations and expansion of its distribution channels. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

     Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, and other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

     The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of the Company's net revenues historically have been generated in the second quarter of the Company's fiscal year. The Company expects its revenues and operating results will continue to reflect these seasonal factors. The Company's results for the six months ended December 31, 1996 do not follow this trend due to the shift in focus to the multipath movie format which is still under development.

     The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decreased sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be adversely affected


ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

     The Company's current accounting policy follows SFAS No. 86, which provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. In the future, if the Company incurs costs to develop digital entertainment products for distribution as home video features or television programming, such discrete costs may be capitalized and amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received, in accordance with Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

     Equipment and other assets purchased exclusively for use in the Company's research and development efforts are charged directly to research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering in November 1996, a substantial portion of its operations were financed through loans from PIE, a significant shareholder. PIE provided loans to the Company of approximately $1,021,000, $746,000 and $8,000 during the fiscal years ended June 30, 1995 and 1996, and the six months ended December 31, 1996, respectively. In the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1996, the Company repaid $541,000, $680,000 and $733,000, respectively.
As at December 31, 1996, the loan had been fully repaid.

     During the six months ended December 31, 1996, the Company executed three promissory notes in favor of Reefknot in the principal amounts of $150,000, $50,000 and $145,000 to fund certain costs in connection with the initial public offering. These notes bore interest at the rate of 10% per annum and were fully repaid by December 31, 1996. In November 1996, the Company's initial public offering of 2,000,000 shares of Common Stock at $5 per share provided approximately $8.5 million in cash after underwriters' discounts and commissions and offering expenses.

     Net cash used in operating activities during the 1995 fiscal year and the six months ended December 31, 1996 was primarily attributable to a net loss. Net cash provided by operating activities in the fiscal year ended June 30, 1996 was primarily attributable to the net income resulting from development fees of $586,000 and royalties of $1,291,000. Net cash used in investing activities in each of the fiscal years ended June 30, 1995, 1996 and for the six months ended December 31, 1996 was due primarily to the purchase of computer equipment. Cash flows provided by financing activities in each of the fiscal years ended June 30 1995 and 1996 were primarily attributable to the cash infusions from PIE. Cash flows provided by financing activities during the six months ended December 31, 1996 were primarily attributable to the net proceeds of $8.5 million from the Company's initial public offering of common stock.

     As of December 31, 1996, the Company had no material commitments other than an advance from a customer for software development of $164,000 which will be repaid from proceeds from the sales of the completed software (see
Note 6 of the Notes to Consolidated Financial Statements), an obligation under its agreement with Crawford Productions to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movies, which total cost per title is anticipated to be approximately $790,000 (as at December 31, 1996 one project had been selected), and an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No.123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the measurement prescribed by APB Opinion No. 25.

     As of December 31, 1996, the Company's principal source of liquidity was approximately $7.6 million in cash. As a result of the reduction in the anticipated cost in 1997 of development of the Company's production studio from $2 million to $0.75 million, an additional $1.25 million previously allocated to development of the Production Studio is expected to be available for working capital requirements. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's shareholders. There can be no assurance that financing will be available to the Company in an amount and on terms acceptable to it.


                                RISK FACTORS

This Report contains certain forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

ACCEPTANCE OF MULTIPATH MOVIE CONCEPT; SUCCESSFUL DEVELOPMENT OF MULTIPATH MOVIES WITH APPEALING CREATIVE CONTENT

     The success of the Company's Multipath Movie products will depend to a significant extent on acceptance by the market of the Multipath Movie concept. The market for entertainment software is emerging and is dependent upon a number of variables, including consumer preferences, the installed base of personal computers and a sufficient number of entertainment software titles to stimulate market development. Any competitive, technological or other factor materially adversely affecting the introduction or sale of personal computers or entertainment software would have a material adverse effect on the Company. Because the market for entertainment software is relatively small in comparison with the overall market for consumer software products, it is impossible to predict with any degree of certainty the future rate of growth, if any, and the size of the market for the Company's products.

     Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by user reaction, which is unpredictable. The Company has not yet introduced its first Multipath Movie.

The commercial success of the Company's Multipath Movies will depend on its ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that capture the attention and imagination of the market. In addition, the success of the Company's Multipath Movies will depend upon the Company's ability to develop popular characters and to license recognized characters and properties from third parties for its software titles. There can be no assurance that the Company will be able to develop or license popular stories or characters. The success of a Multipath Movie also depends upon the effectiveness of the Company's marketing and successful introduction of the first Multipath Movie through the Company's bundling relationship with Packard Bell NEC, as well as the quality and acceptance of other competing programs released into the market at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that the Company will be able to successfully introduce the Multipath Movie through its bundling relationship with Packard Bell NEC or otherwise. Accordingly, there exists substantial risk that some or all of the Company's Multipath Movies will not be commercially successful, resulting in certain costs not being recouped or anticipated profits not being realized. Further, the success of the Multipath Movie genre will substantially depend on the market's reception of the first Multipath Movie. The failure of the Company's initial Multipath Movie to achieve commercial success would damage the ability of the Company to introduce additional titles. Accordingly, the failure of any of the Company's Multipath Movies, and especially its first Multipath Movie, to achieve commercial success, could have a material adverse affect on the business, operating results and financial condition of the Company.

FLUCTUATING OPERATING RESULTS

     The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three- dimensional digitally created entertainment. The first of its Multipath Movies, CYBERSWINE, is expected to be released in the fall of 1997.

The first product in the Storyteller Series is not expected to be released until late 1997. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a film also depends upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will continue to be extremely difficult to forecast.

     The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company plans to increase its operating expenses to fund greater levels of Multipath Movie and traditional CD-ROM development, research and development, increased marketing operations and expansion of its distribution channels. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

     Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

     The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of the Company's net revenues historically have been generated in the last calendar quarter of the Company's fiscal year. The Company expects its revenues and operating results will continue to reflect these seasonal factors.

     The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decrease sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be adversely affected.

     Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

SOFTWARE TOOLS AND PRODUCT DEVELOPMENT

     The suite of software tools that will enable the Company to create its Multipath Movie has been developed over the past two years and additional refinement of these tools may be necessary in order to create the Multipath Movie. The Company believes that its future success depends in large part upon the continuous enhancement of the software tools necessary to create the Multipath Movie. If problems in the development of the Company's software tools arise, no assurance can be given that the Company will be able successfully to remedy these problems. Even if the Company can remedy these potential problems, the creation, and consequently the distribution, of the Multipath Movie may be significantly delayed or could become significantly more expensive. Any such delay or increase in cost would have a material adverse affect on the business, operating results and financial condition of the Company.

     For the foreseeable future, the Company expects to be significantly dependent upon the success of the Multipath Movie. The Multipath Movie is still in the development stage. The Company expects to release its first product in the Multipath Movie product line in the fall of 1997. There can be no assurance that these products will be successfully developed at all, or if successfully developed, will be released during these periods. If the Company is unable to timely produce and develop these products and subsequent digital entertainment products that meet with broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     Also, entertainment products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that errors or defects will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which would have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON DEVELOPMENT OF ADDITIONAL MULTIPATH MOVIES

     The Company's success will depend largely upon its ability in the future to continuously develop new, commercially-successful Multipath Movie titles and to replace revenues from Multipath Movie titles in the later stages of their life cycles. If revenues from new products or other activities fail to replace declining revenues from existing products, the Company's business, operations and financial condition could be materially adversely affected.
In addition, the Company's success will depend upon its ability to develop popular characters and to license recognized characters and properties from third parties for its digital entertainment products. If the Company is unable to develop popular characters or if the cost of licensing characters and properties from third parties becomes prohibitive, the Company's business, operating results and financial condition could be adversely affected. Also, pursuant to certain of its licensing arrangements, the Company historically has, and may continue to, prepay royalties to third parties. There can be no assurance that the sales of products associated with these royalties will equal or exceed the amount of the prepayment

LIMITED OPERATING HISTORY; UNCERTAIN PROFITABILITY

     The Company was founded in September 1993, and shipped its initial CD-ROM product in November 1994. The Company has not introduced its first Multipath Movie and has only recently acquired the software tools necessary to produce a Multipath Movie. Accordingly, the Company has only a limited operating history in the case of CD-ROM development and no operating history in the case of Multipath Movies upon which an evaluation of the Company and its prospects can be based. There can be no assurance that the revenues of the Company will continue at their current level or will increase, or that the Company will be able to achieve profitability.

     The Company incurred a significant loss in the six months ended December 31, 1996. The Company expects to incur significant operating expenses and development costs as it completes development, and commences marketing, of its Multipath Movies and expands in anticipation of growth. The Company expects that these expenses and development costs will result in losses in the quarters ended March 31, 1997 and June 30, 1997, and that, depending on the level of revenues, the Company could incur quarterly losses thereafter.

SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

     The Company depends substantially upon third parties for several critical elements of its business including the development and licensing of content and the distribution of its products.

     DEPENDENCE UPON STRATEGIC RELATIONSHIPS

     The Company has entered into strategic relationships with Packard Bell NEC, Crawfords and Morgan Creek, as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's products. The Company's business strategy is based largely on its strategic relationships with these and other companies. In each of these relationships, mutual agreement of the parties is required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will rely on Packard Bell NEC to distribute CD-ROMs to purchasers of certain Packard Bell NEC computers as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such CD-ROMs will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of the Company's first Multipath Movie. Also, Morgan Creek and Crawfords have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek or Crawfords to reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Any such delays or the Company's failure to renew or extend a key license or maintain any of its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to ship products it develops under the license. There can be no assurance that the Company will obtain such approval and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     USE OF INDEPENDENT SOFTWARE DEVELOPERS AND CONTENT PROVIDERS

     In addition to internally developing software and creating content, the Company uses entertainment software created by independent software developers as well as content developed by third parties. The Company has less control over the scheduling and the quality of the software generated by independent contractors than over that developed by its own employees. Additionally, the Company may not be able to secure the services of talented content developers. The

Company's business and future operating results will depend in part on the Company's continued ability to maintain relationships with skilled independent software developers and content providers, and to enter into and renew product development agreements with such developers. There can be no assurance that the Company will be able to maintain such relationships or enter into and renew such agreements.

RISKS ASSOCIATED WITH INTERNET DELIVERY

     The Company intends to distribute its Multipath Movies via an Internet site to be established by the Company. The Company also intends to distribute certain of its Multipath Movies through a link connecting Packard Bell NEC's "Planet Oasis" Web site to the Company's Internet site. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the Planet Oasis Web site could result in less traffic to and distribution of Multipath Movies via the Company's Internet site and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and online service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet site provided by Planet Oasis, Internet and online service providers or Web browsers or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

     The seamless appearance of Multipath Movies delivered via the Internet requires that while a scene is being viewed, succeeding scenes must be downloaded. This requires the use of 28.8 kilobits per second or faster modems, computers equipped with high-speed Pentium (or equivalent) microprocessors, 24 megabytes of random access memory and appropriately configured operating systems. These requirements generally are not satisfied by the majority of the base of currently installed PCs. There can be no assurance that adequately equipped and configured computers will become widespread prior to release of the Company's Multipath Movies. Users of computers with less sophisticated PCs may experience noticeable latencies or "lag times" between scene changes. Additionally, the performance characteristics of Multipath Movies delivered via the Internet may not equal those of Multipath Movies delivered solely on CD-ROMs, particularly with respect to perceived seamlessness and sound quality. Moreover, communications between the user and an Internet site delivering Multipath Movies may require routing of Multipath Movie instructions through several servers and may result in brief but noticeable lag times. Noticeable lag times or negative comparisons to Multipath Movies distributed on CD-ROM may reduce the attractiveness of online versions of the Multipath Movies.


COMPETITION

     The markets for the Company's digital entertainment products are intensely competitive, subject to rapid change and characterized by constant demand for new product features at reduced prices and pressure to accelerate the release of new products and product enhancements. The Company expects to compete with computer graphics special effects firms, including Pixar, ILM, Digital Domain, Sony ImageWorks, Pacific Data Images, Rhythm & Hues and Boss Film Studios, Inc. The CD-ROM industry is intensely competitive and consumer demand for particular software products may be adversely affected by the proliferation of competitive products. The Company believes that the primary competitive factors in the market for CD-ROM products include creative content, product quality, technological capabilities, pricing, breadth of features, marketing and distribution resources and customer service and support. The Company will compete primarily against companies offering entertainment software and related products such as Broderbund, 7th Level, GT Interactive, Electronic Arts, Softkey, and Sierra On-Line, and companies offering traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros., Twentieth Century Fox, Paramount, Sony, Lucasfilm, MCA Universal, and MGM/UA. In addition, the Company will compete with movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the companies with which the Company will compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing, and other resources than does the Company. Due to their substantially greater resources, these competitors likely will be able to enter into more favorable distribution arrangements and to promote their products more successfully than the Company. Further, the Company believes that continuing enhancements in computer hardware and software technology will lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products.

     In response to all of these competitive forces, the Company will be required to make a high level of investment in content and tool development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or, even if they are made, that the Company's products will be competitive. Additionally, present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing or product giveaways. These competitive pressures may necessitate price reductions by the Company, thus reducing the Company's profit margins. In addition, as the number of competitors increases and competition for scarce consumer time available to be devoted to the products such as those of the Company and equally scarce retail shelf space becomes more intense, the Company may need to increase marketing expenditures to maintain sales and product differentiation. Also, as competition for popular titles and themes that may be used in entertainment software increases, the cost of acquiring such titles and properties is likely to increase, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE; CHANGING PRODUCT PLATFORMS AND FORMATS

     The entertainment software market and the personal computer industry in general are characterized by rapid and significant technological developments and frequent changes in computer operating environments. To compete successfully in these markets, the Company must continually improve and enhance its existing products and technologies and develop new products and technologies that incorporate technological advances while remaining competitive in terms of performance and price. The Company's success also will depend substantially upon its ability to anticipate the emergence of, and to adapt its products to, popular platforms for consumer software.

     The Company has designed its Multipath Movies for use with the IBM-compatible PC and the Sega Saturn game console. The Company intends to design future products for use with new platforms which will require substantial investments in research and development. Generally, such research and development efforts must occur one to two years in advance of the widespread release or use of the platforms in order to introduce products on a timely basis following the release of such platforms. The research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has chosen to support platforms that ultimately will be successful or that the Company will be able successfully to create software titles for such platforms in a timely manner, or at all.

DEPENDENCE ON KEY PERSONNEL

     The Company's success has and will continue to depend to a significant extent upon certain key management, product development and technical personnel, many of whom would be difficult to replace, particularly Mark Dyne, its Chairman and Chief Executive Officer and Kevin Bermeister, its President. Although the Company has entered into employment agreements with certain officers, such agreements are terminable upon 30 days notice by either party. Accordingly, there can be no assurance that such employees will continue to be available to the Company. The loss of the services of one or more of these key employees could have a material adverse effect on the Company and the

Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of technical and managerial skills, including software development and programming expertise. Significant competition exists for such personnel and the companies with which the Company competes are often larger and more established than the Company. Additionally, there is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain such personnel. There can be no assurance that the Company will be able to retain and motivate its managerial and technical personnel or attract additional qualified members to management or technical staff. The inability to attract and retain necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

SHARED RESPONSIBILITIES AND OTHER EMPLOYMENT COMMITMENTS OF CHIEF EXECUTIVE OFFICER AND PRESIDENT

     The Company's Chief Executive Officer and Chairman, Mark Dyne and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft, Sega Enterprises (Australia) Pty., Ltd. ("Sega Enterprises") and other businesses. Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a certain amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister. There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

CONFLICTS OF INTEREST

     Certain of the Company's directors and officers are directors or officers of potential competitors and/or strategic partners of the Company. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of the directors, or officers and/or their affiliates, on the other hand. The Company's Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to the Company any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa. The Company's Certificate of Incorporation provides that Messrs. Dyne and Bermeister are not required to present to the Company any other opportunities which potentially may be of benefit to the Company.

NEW PRODUCTION STUDIO

     As at December 31, 1996, the Company's production facility was located in Manly, Australia. This facility did not provide adequate space to house the necessary equipment and personnel to develop the quantity of Multipath Movies intended to be produced by the Company in the next several years. The Company intends to use approximately $0.75 million to equip a production studio in Australia. The creation of the production studio is currently proceeding in Bondi Junction, a suburb of Sydney, Australia. It is expected that the creation of this studio will require a substantial time commitment of certain members of management in order to facilitate an uninterrupted and efficient transition of current operations to the new facility and could result in delays in production. There can be no assurance that the Company will be able to equip the production studio at the budgeted price. Additionally, there can be no assurance that the facility will be available on time or that the Company will be successful in timely hiring and training new content developers and software programmers necessary to conduct the additional operations in which event the development, and consequently the release, of the Company's products may be delayed. Any such delay would have a material adverse effect upon the Company's business, operating results and financial condition.

MANAGEMENT OF BUSINESS CHANGES; POTENTIAL GROWTH; POTENTIAL ACQUISITIONS

     Implementation of the Company's business plan, including introduction of the Company's Multipath Movies, management of the Company's joint ventures with Morgan Creek and Crawfords, management of the Company's strategic relationship with Packard Bell NEC, the establishment of a new production studio in Australia, and the general strains of the Company's new role of a public company will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States, as well as other aspects of the process of preparing the Company for the Offering have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its accounting staff and modifying its internal procedures to adapt to its new role as a public company, a process which is expected to continue following the Offering. The Company's failure to manage implementation of its business plan and the changes made to structure and prepare for the Offering would have a material adverse effect on the Company's business, operating results and financial condition.

     In the future, the Company may acquire complementary companies, products or technologies, although no specific acquisitions currently are pending or under negotiation. Acquisitions involve numerous risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities.

LIMITED PROPRIETARY PROTECTION

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company currently intends to file United States patent applications relating to certain components of its proprietary technology. The Company also relies on trademark, trade secret and copyright laws to protect its technology, with the source code for the Company's proprietary software being protected both as a trade secret and as a copyrighted work. Also, it is the Company's policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products and does not copy-protect its software, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Although the Company is not aware of unauthorized copying of its products, if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. Furthermore, policing unauthorized use of the Company's products is difficult and costly, and software piracy can be expected to be a persistent problem. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws and the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

     The Company believes that its products, including its suite of software tools, do not infringe any valid existing proprietary rights of third parties. Since the software tools used to create the Multipath Movies were developed by SAND, a division of Sega Ozisoft, the Company relies entirely on the representations of Sega Ozisoft contained in the SAND Acquisition Agreement between BII Australia and Sega Ozisoft that, to Sega Ozisoft's best knowledge, the SAND technology and software acquired by the Company does not infringe the proprietary rights of others. Additionally, although the
Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

RECOVERY OF PREPAID ROYALTIES AND GUARANTEES

     The Company may from time to time, enter into agreements with licensors of intellectual property that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write off unrecovered portions of such payments. If the Company is required to write off a material portion of any advances, or ultimately accrue for the guarantees, its business, operating results and financial condition could be adversely affected.

INTERNATIONAL BUSINESS

     Historically, international sales, principally in Australia, accounted for a significant portion of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of the Company's total revenue. The Company's international business is subject to numerous risks, including the need to comply with a wide variety of foreign and U.S. export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are denominated principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company's future capital requirements will depend on many factors, including but not limited to, the quantity of Multipath Movies developed, the cost of content development, marketing and distribution, the size and timing of future acquisitions, if any, and the availability of additional financing.

To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

ITEM 7  FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL
ENTERTAINMENT, INC.

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . .30

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1996. . 31

Consolidated Statements of Operations for the years ended
  June 30, 1995 and 1996 and for the six months
  ended December 31, 1995 (unaudited) and 1996. . . . . . . . . . . . . .32

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the years ended June 30, 1995 and 1996,
  and the six months ended December 31, 1996. . . . . . . . . . . . . . .33

Consolidated Statements of Cash Flows for the years ended
  June 30, 1995 and 1996 and for the six months ended
  December 31, 1995 (unaudited) and 1996. . . . . . . . . . . . . . . . .34

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .36

                       Report of Independent Auditors

The Board of Directors
Brilliant Digital Entertainment, Inc.

     We have audited the accompanying consolidated balance sheets of Brilliant Digital Entertainment, Inc. as of June 30, 1996 and December 31, 1996, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 1996 and the six months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at June 30, 1996 and December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996 and for the six months ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             Ernst & Young LLP

March 24, 1997
Los Angeles, California

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    JUNE 30,  DECEMBER 31,
                                                      1996        1996
                                                   ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    53      $  7,591
  Accounts receivable (net of allowance for
    doubtful accounts of $0 at June 30, 1996
    and $93 at December 31, 1996)                       657            80
    Accounts receivable from related parties             --            29
    Other assets                                          7           233
                                                   ---------     ---------
Total current assets                                    717         7,933
Property, plant and equipment, net                      198           345
Other assets                                             --           206
                                                   ---------     ---------
Total assets                                        $   915      $  8,484
                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses             $    99       $   891
  Deferred revenue                                      213           164
  Amounts payable to related parties                    733            84
                                                   ---------     ---------
Total current liabilities                             1,045         1,139
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred Stock ($0.001 par value;
    1,000,000 shares authorized; no shares
    issued or outstanding)                               --            --
  Common Stock ($0.001 par value;
    30,000,000 shares authorized;
    4,420,000 shares issued and outstanding
    at June 30, 1996; and 7,200,001 shares
    issued and outstanding at December 31, 1996)          4             7

  Additional paid-in capital                             10        11,320
  Accumulated deficit                                  (120)       (3,955)
  Cumulative translation adjustment                     (24)          (27)
                                                   ---------     ---------
Total stockholders' equity (deficiency)                (130)        7,345
                                                   ---------     ---------
Total liabilities and stockholders'
  equity (deficiency)                               $   915      $  8,484
                                                   =========     =========

                           See accompanying notes.

                                                 BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SIX MONTHS ENDED
                                                       YEAR ENDED JUNE 30,             DECEMBER 31,
                                                        ------------------         ----------------
                                                        1995          1996         1995          1996
                                                        ----          ----         ----          ----
                                                                                      (unaudited)
Revenues:
   Royalties from licensing arrangements           $    752       $  1,291     $    704        $    94
   Development fees                                      89            586          307            254
   Software sales                                         2            177          173              2

                                                  ---------      ---------    ---------      ---------
         Total revenues                                 843          2,054        1,184            350

Cost of revenues:
   Royalties from licensing arrangements                595            255          195             20
   Development fees                                      60            455          239            165
   Software sales                                         1             29           --              1
                                                   ---------      ---------    ---------      ---------
         Total cost of revenues                         656            739          434            186
                                                   ---------      ---------    ---------      ---------
Gross profit                                            187          1,315          750            164
Operating expenses:
Sales and marketing                                     116            163           35            970
   General and administrative                           224            366          129          1,065
   Research and development                             183            174          103          1,877
   Depreciation                                          43            102           46             74
                                                   ---------      ---------    ---------      ---------
         Total operating expenses                       566            805          313          3,986
                                                   ---------      ---------    ---------      ---------
Income (loss) from operations                          (379)           510          437         (3,822)
Other income (expense):
   Export market development grant                       --            122           --             --
   Gain (loss) on foreign exchange transactions          --             14           17             --
   Interest income                                       --              2           --             41
   Interest expense                                     (45)           (95)         (64)           (54)
                                                   ---------      ---------    ---------      ---------
         Total other income (expense)                   (45)            43          (47)           (13)
                                                   ---------      ---------    ---------      ---------
Income (loss) before income taxes                      (424)           553          390         (3,835)
Provision for income taxes                               --             --           --             --
                                                   ---------      ---------    ---------      ---------
Net income (loss)                                   $  (424)      $    553      $   390       $ (3,835)

                                                   =========      =========    =========      =========
Net income (loss) per share                         $ (0.09)      $   0.12      $  0.09       $  (0.77)
                                                   =========      =========    =========      =========
Weighted average number of shares used in
computing net income (loss) per share                 4,508          4,557        4,557          4,953
                                                   =========      =========    =========      =========

                                                        See accompanying notes.

                                                 BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       COMMON STOCK
                                                       ------------
                                                                                           RETAINED
                                                                          ADDITIONAL     EARNINGS      CUMULATIVE
                                                  NO. OF                  PAID-IN     (ACCUMULATED    TRANSLATION
                                                  SHARES        AMOUNT    CAPITAL       DEFICIT)      ADJUSTMENT          TOTAL
                                                ----------     --------   ----------    -----------    -----------      ---------
Balance at June 30, 1994                        4,420,000      $     4     $     10       $   (249)      $     (2)      $   (237)
   Proceeds from sale of shares to employees       53,040           --           --             --             --             --
   Foreign exchange translation                        --           --           --             --             14             14
   Net loss                                            --           --           --           (424)            --           (424)
                                                ----------      -------    ---------      ---------      ---------      ---------
Balance at June 30, 1995                        4,473,040            4           10           (673)            12           (647)
   Repurchase of shares                           (44,200)          --           --             --             --             --
   Cancellation of shares                          (8,840)          --           --             --             --             --
   Foreign exchange translation                        --           --           --             --            (36)           (36)
      Net income                                       --           --           --            553             --            553
                                                ----------      -------    ---------      ---------      ---------      ---------
Balance at June 30, 1996                        4,420,000            4           10           (120)           (24)          (130)
   Grant of warrants                                   --           --        1,096             --             --          1,096
   Initial public offering, net of
      expenses of $1,468,000                    2,000,000            2        8,530             --             --          8,532
   Conversion of SAND note                        780,001            1        1,499             --             --          1,500
   Grant of stock options                              --           --          185             --             --            185
   Foreign exchange translation                        --           --           --             --             (3)            (3)
   Net loss                                            --           --           --         (3,835)            --         (3,835)
                                                ----------      -------    ---------      ---------      ---------      ---------
Balance at December 31, 1996                    7,200,001       $    7     $ 11,320       $ (3,955)      $    (27)        $7,345
                                                ==========      =======    =========      =========      =========      =========

                                                     See accompanying notes.

                                                 BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                       YEAR ENDED JUNE 30,           DECEMBER 31,
                                                       ------------------            ----------------
                                                        1995          1996         1995            1996
                                                        ----          ----         ----            ----
                                                                                (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                   $  (424)       $   553      $   390       $ (3,835)
Adjustments to reconcile net income (loss)
   to the net cash provided by (used in)
   operating activities:
      Depreciation and amortization                      43            102           46             74
      Effect of warrants granted                         --             --           --          1,096
      Effect of stock options granted                    --             --           --            125
      Effect of SAND Note                                --             --           --          1,350
      Changes in operating assets and
      liabilities:
         Accounts receivable                             --           (633)        (869)           551
         Accounts payable and accruals                    4             40            7            791
         Other assets                                    (6)            --           --           (371)
         Deferred revenue                                66             --           --            (50)
                                                    --------         --------    --------       --------
Net cash provided by (used in) operating
   activities                                          (317)            62         (426)          (269)

INVESTING ACTIVITIES
Purchases of equipment                                 (168)          (110)         (72)           (69)
                                                    --------       --------     --------       --------
Net cash used in investing activities                  (168)          (110)         (72)           (69)

FINANCING ACTIVITIES
Proceeds from issuance of shares                         --             --           --          8,532
Repurchase of shares                                     --             --           --             --
Increase in amounts payable to
   related parties                                    1,076            711          702            491
Repayments of amounts payable to
   related parties                                     (556)          (672)        (169)        (1,145)
                                                    --------       --------     --------       --------
Net cash provided by financing
   activities                                           520             39          533          7,878
                                                    --------       --------     --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      35             (9)          35          7,540
Translation adjustments                                  (3)            13            2             (2)
Cash and cash equivalents at beginning
   of period                                             17             49           49             53
                                                    --------       --------     --------       --------
Cash and cash equivalents at end
   of period                                        $    49        $    53      $    86        $ 7,591
                                                    ========       ========     ========       ========
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
      Interest                                      $    --        $    --      $    --        $   204
                                                    ========       ========     ========       ========
      Income taxes                                  $    --        $    --      $    --        $    --
                                                    ========       ========     ========       ========

                           See accompanying notes.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     In September 1996, the Company acquired SAND and in consideration therefore issued a one-year $1,500,000 convertible promissory note. (See
Note 3 of the Notes to Consolidated Financial Statements.) The purchase price was allocated to in-process research and development ($1,350,000), which amount was included in operating expenses for the six months ended December 31, 1996, and to certain assets ($150,000), which amount was included in other assets at December 31, 1996.

     During the six months ended December 31, 1996, the Company recorded $60,000 of stock option deferred compensation, which is included in other assets at December 31, 1996 (see Note 5 of the Notes to Consolidated Financial Statements).

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
    (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     In August 1996, a newly formed holding company, Brilliant Digital Entertainment, Inc. (the "Company"), issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia") (the "Exchange"). BII Australia develops, produces and markets interactive multimedia titles for the education and entertainment markets. BII Australia operates principally in the computer software industry, predominantly in Australia with significant exports to the United States.

     On September 13, 1996, the Company effected a 4.42 to 1 stock split (the "Stock Split") resulting in a 3,420,000 increase in the number of shares of Common Stock outstanding.

     These financial statements have been restated to give retroactive effect to the Exchange, the subsequent consolidation of the Company and BII Australia, and the Stock Split.

     In September 1996 the Company completed its acquisition of Sega Australia New Development ("SAND") (see Note 3), which owns the rights to proprietary software tools which are designed to allow the Company to both develop a new genre of digital entertainment products, and to produce ancillary products cost effectively. The results of operations of SAND are included in the Company's consolidated financial statements from the date of acquisition.

     In November 1996, the Company completed its initial public offering of Common stock ("the Offering") (see Note 5). The Company has elected to change its fiscal year-end from June 30 to December 31.


2.   SIGNIFICANT ACCOUNTING POLICIES

     FOREIGN CURRENCY TRANSLATION

     The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using current exchange rates ($0.789 at June 30, 1996 and $0.794 at December 31, 1996), and revenues and expenses are translated into U.S. dollars using average exchange rates ($0.739 for the year ended June 30, 1995, $0.760 for the year ended June 30, 1996, $0.743 for the six months ended December 31, 1995 and $0.792 for the six months ended December 31, 1996). The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.

     Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) are included in the statements of operations.

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at an initial public offering price of $5.00 per share for stock options and warrants).

     INCOME TAXES

     The Company uses the liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

     RESEARCH AND DEVELOPMENT COSTS

     The Company incurs research and development costs relating to the development of traditional CD-ROM software tools which provide the technical infrastructure for production of CD-ROM titles produced by the Company. The Company incurred research and development costs of $183,000, $174,000, $103,000 and $1,877,000 for the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 and 1996, respectively. The amount for the six months ended December 31, 1996 includes $1,350,000 of in-process research and development attributable to SAND prior to the SAND acquisition (see Note 3).

     The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of certain software development costs once technological feasibility is established. The Company also evaluates the estimated net realizable value of new and unproven products and the evidence of the extent of any established market for the products. Capitalized costs are amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever is greater. As of December 31, 1996, technological feasibility of the Company's software had not been established. Therefore, in accordance with SFAS No. 86, software development costs have been included in Research and Development Expenses. No software development costs were capitalized in the fiscal years ended June 30, 1995 and 1996, or the six months ended December 31, 1995 and 1996.

     REVENUE RECOGNITION

     ROYALTIES: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable recoupable advance and a percentage of sales of the products. Revenue related to the non-refundable advance is recognized when the CD-ROM master is delivered to the customer. Revenue related to a percentage of sales is recognized upon notification by the distributor that a royalty has been earned by the Company.

     DEVELOPMENT FEES: In exchange for the development of CD-ROM products pursuant to an agreement with a software customer, the Company receives development fees. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone.

     SOFTWARE SALES: Software sales result from the Company selling to customers completed software products developed by the Company. Software sales revenues are recognized upon shipment of product.

     It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized. For the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 and 1996, the Company had experienced no returns on software sales.

     COST OF REVENUES

     Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products.

     DEFERRED REVENUES

     Cash advances are received by the Company to develop software for third parties. If such advances are refundable, they are included in Deferred Revenue until the software is completed and delivered to the customer.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. The Company has investment policies that limit investments to short-term investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products.

     The Company analyzes customer receivables to determine the necessity of an allowance for doubtful accounts. For the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995, no such allowance was considered necessary. For the six months ended December 31, 1996 the Company recorded an allowance for doubtful accounts of $93,000.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging up to three years.

     LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121 for the six months ended December 31, 1996. The provisions of SFAS No. 121 do not have a material effect on the Company's consolidated results of operations for that period.

     STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No.123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the measurement prescribed by APB Opinion No. 25. See Note 5 for supplemental disclosure.


3.   ACQUISITION OF SAND

     In June 1996, the Company entered into a Memorandum of Understanding with Sega Ozisoft to acquire SAND, a division of Sega Ozisoft. In September 1996, the Company and Sega Ozisoft entered into an Asset Purchase Agreement (the "SAND Acquisition Agreement") which superseded the Memorandum of Understanding. Pursuant to the SAND Acquisition Agreement, the Company acquired SAND and in consideration therefor issued a $1,500,000 convertible promissory note which, upon the completion of the Offering was automatically converted into 780,001 shares of Common Stock of the Company. The acquisition was accounted for using the purchase method.

     SAND was created to develop state-of-the-art technology for interactive, digital, Multipath Movies. SAND was in the development stage, devoting substantially all of its efforts to research and development. During its development stage, SAND incurred significant costs to develop proprietary software tools to be used in the creation and development of a new genre of interactive digital entertainment called "Multipath Movies." (Through the date of the SAND Acquisition, SAND had incurred research and development expenses of approximately $1,563,000.)

     The SAND Acquisition Agreement also provides that the Company shall pay to Sega Ozisoft a royalty of 12.5% of "Adjusted Gross Receipts" on the CYBERSWINE Multipath Movie. Adjusted Gross Receipts is gross receipts received by the Company on the CYBERSWINE Multipath Movie after deducting any royalties and fees payable to CYBERSWINE licensors. Pursuant to an agreement between Sega Ozisoft and the licensor of the characters and content of CYBERSWINE, the Company will be required to pay to the CYBERSWINE licensor a royalty of 2% of gross revenues less cost of goods on all sales of CYBERSWINE products.

     Pursuant to the SAND Acquisition Agreement, Sega Ozisoft agreed to fund certain development expenses of the Company prior to the closing of the Offering; and the Company agreed to reimburse Sega Ozisoft from the proceeds of the Offering for all expenses advanced by Sega Ozisoft for any period after October 31, 1996, and all expenses in excess of $59,000 per month advanced by Sega Ozisoft for August, September and October 1996. As of December 31, 1996, the Company had incurred a total obligation of $84,000 pursuant to this agreement which amount is included in accounts payable and accrued expenses at December 31, 1996.

     The following summarized, unaudited pro forma results of operations for the year ended June 30, 1996 assume the SAND acquisition occurred as of the beginning of the period, after giving effect to the conversion of the SAND
Note into 780,001 shares of common stock. Because SAND assets were charged to expense on the date of acquisition, there is no material pro forma effect for the six months ended December 31, 1996.

                                         YEAR ENDED
                                        JUNE 30, 1996
                                        -------------
               Revenues                 $    1,881,000
               Net loss                 $     (797,000)
               Net loss per share       $        (0.15)



4.   RELATED PARTY TRANSACTIONS

     Pacific Interactive Education Pty. Ltd. ("PIE") entered into an oral agreement with BII Australia whereby Mark Miller, a shareholder and director of PIE and a director of BII Australia, provides consulting services to BII Australia. Pursuant to the oral agreement, PIE was paid $23,000, $69,000, $18,000 and $18,000 for the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 and 1996, respectively, for such services.

     Since March 1994, PIE has made periodic cash advances to BII Australia for working capital purposes. On October 24, 1994, PIE and BII Australia entered into a formal loan agreement to reflect the parties' lending relationship. The maximum amount BII Australia may borrow from PIE pursuant to the loan agreement is $631,000. The note bears interest at an annual rate of 12.5% and was due and payable on December 31, 1994. By written agreement (the "Note Extension") dated September 13, 1996, the maturity of the note was extended until the earlier to occur of the closing of the Offering or December 31, 1996. Pursuant to the Note Extension, PIE and BII Australia increased the maximum amount BII Australia may borrow under the loan agreement to $710,000. As of June 30, 1996, BII Australia owed PIE $670,000 including accrued interest in the amount of $149,000. In December 1996, BII Australia repaid PIE in full for the balance outstanding ($733,000, including accrued interest of $199,000).

     BII Australia periodically purchases certain computer equipment from PIE. For the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 and 1996, BII Australia's purchases totaled $15,000, $16,000, $19,000 and $8,000, respectively.

     Mark Miller is a shareholder of Multimedia Connexion Pty. Ltd. BII Australia periodically purchases hardware and software from Multimedia Connexion Pty. Ltd. For the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1995, BII Australia purchased computer equipment totaling $12,000, $16,000 and $3,000, respectively. No purchases were made during the six months ended December 31, 1996.

     Peter Dodds was a shareholder of BII Australia from inception to May 10, 1996. Mr. Dodds is also a shareholder of Andwhen Pty. Limited ("Andwhen"). Mr. Dodds provided consulting services to BII Australia in 1995 and 1996. In exchange for such services, fees of $71,000, $51,000 and $36,000 were paid to Andwhen for the years ended June 30, 1995 and 1996, and for the six months ended December 31, 1995 respectively. No consulting fees were paid during the six months ended December 31, 1996.

     Certain equipment owned by Andwhen was leased to BII Australia pursuant to an agreement dated March 1, 1994. Under the lease arrangements, BII Australia made lease payments to Andwhen in the amount of $4,000 and $0 for the years ended June 30, 1995 and 1996, respectively. On May 10, 1996, the agreement was terminated. As a result, the equipment was transferred to BII Australia and BII Australia agreed to pay to Andwhen a total amount of approximately $87,000 for the purchase of such equipment. Of this amount, $20,000 was paid upon termination of the agreement. The balance was due in equal monthly installments of approximately $4,500 each. As of June 30, 1996, approximately $62,000, was payable under the terms of the agreement. This balance was paid in full in December 1996.

     In December 1994, BII Australia entered into a Software License Agreement (the "Sega Agreement") with Sega Ozisoft Pty. Ltd. ("Sega Ozisoft"). Mark Dyne and Kevin Bermeister are directors and shareholders of Sega Ozisoft and directors and stockholders of the Company. Pursuant to the terms of the Sega Agreement, Sega Ozisoft became the exclusive distributor in Australia and New Zealand of certain CD-ROM products developed by BII Australia. Pursuant to the terms of the Sega Agreement, BII Australia received non-refundable advances totaling $71,000 from Sega Ozisoft in the fiscal year ended June 30, 1995. In addition, BII Australia is entitled to receive royalty payments of $6.31 per net unit sold. Such royalty is reducible to $4.73 per net unit sold after 2000 units have been sold of each title. The non-refundable advances are recoupable from the royalties earned by BII Australia under the Sega Agreement. As of December 31, 1996, BII Australia has received no royalty payments relating to the Sega Agreement. The Sega Agreement expired on December 15, 1996.

     In November 1995, BII Australia entered into a Distribution Agreement (the "Consumer Electronics Agreement") with Consumer Electronics Pty. Ltd. ("Consumer Electronics"). Mark Dyne and Kevin Bermeister are each a director and shareholder of Consumer Electronics. BII Australia developed, pursuant to the Consumer Electronics Agreement, several CD-ROM products to be distributed by Consumer Electronics in South Africa and neighboring territories. In addition, BII Australia granted to Consumer Electronics certain bundling rights to the CD-ROM products in the same territories. Pursuant to the Consumer Electronics Agreement, BII Australia is entitled to receive a non-refundable advance of $85,000, of which $21,000 was paid in the fiscal year ended June 30, 1996. In September 1996, the Company agreed to reduce the remaining advance by 25% in exchange for an immediate payment of the balance due. On October 15, 1996, the Company received $48,000 representing the full amount due pursuant to the re-negotiated terms. The Company anticipates no further receipts pursuant to the Consumer Electronics Agreement, which expired on December 6, 1996.

     Kevin Bermeister and Mark Dyne are directors and shareholders of Packard Bell Pty. Ltd. Between February 1994 and June 30, 1996, BII Australia purchased an aggregate of approximately $38,000 in goods from Packard Bell Pty. Ltd. During the six months ended December 31, 1996, BII Australia purchased an additional $9,000 in goods from Packard Bell Pty. Ltd.

     In January 1996, BII Australia entered into a Multimedia Software Development and Production agreement (the "Development Agreement") with Sega Ozisoft for CYBERSWINE. Pursuant to the terms of the Development Agreement, BII Australia is entitled to receive payment for certain assistant production services. Amounts are payable by Sega Ozisoft upon attainment of mutually determined milestones. In September 1996, the Company entered into the SAND Acquisition Agreement (see Note 3) which provided for additional payments for production services, and which superseded the Development Agreement. As of June 30, 1996, the Company had received $120,000 and had recorded a receivable of $52,000, which was received in July and August 1996. For the six months ended December 31, 1996 the Company billed an additional $92,000, of which $29,000 was receivable at December 31, 1996.

     Mark Dyne is a director of Monto Holdings Pty. Ltd. ("Monto"). Monto entered into a multimedia production agreement with BII Australia dated March 14, 1995 whereby Monto paid BII Australia $180,000 to be used to develop a series of two CD-ROM interactive magazine programs based on a television series. BII Australia has arranged for publication and distribution of the completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. As of June 30, 1996, net receipts totaled approximately $25,000 and payments to Monto totaled $12,000. In addition, a liability to Monto for $7,000 was recorded at June 30, 1996. In the six months ended December 31, 1996, no additional receipts or payments were made pursuant to this agreement.

     Diana Maranon is the Secretary of the Company. Averil Associates, Inc. ("Averil Associates"), a financial advisory firm founded and controlled by Ms. Maranon, has, since November 1995, performed services for the Company including investigation of strategic alternatives and assistance with the Offering. As consideration for such services, the Company paid to Averil Associates $25,000 as of June 30, 1996 and $200,000 during the six months ended December 31, 1996, plus out of pocket expenses. The Company has granted to Chloe Holding, Inc. ("Chloe"), an affiliate of Averil Associates, currently exercisable warrants to purchase 40,222 shares of Common Stock with an exercise price of $0.0326 per share.

     Between September and November 1996, the Company executed three promissory notes in favor of Reefknot in the principal amounts of $150,000, $50,000 and $145,000. The notes bore interest at the rate of 10% per annum. In December 1996, the Company repaid Reefknot in full the balance outstanding of $350,000 including accrued interest of $5,000.

     Gary Barber is a director of the Company, and Vice Chairman and a shareholder of Morgan Creek Productions. In September 1996, the Company entered into a strategic relationship with Morgan Creek Interactive, Inc. ("Morgan Creek"), an affiliate of Morgan Creek Productions, to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Morgan Creek, the Company is obligated to fund entirely the development of two Multipath Movies.

5.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     The Company is authorized to issue 30,000,000 shares of Common Stock, par value $0.001 per share. In August 1996, the Company issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of BII Australia. As a result of the Exchange, the Company acquired all of the outstanding common stock of BII Australia. Simultaneously with the Exchange, BII Australia canceled 100 shares of Common Stock of BII Australia held by an employee of BII Australia.

     In November 1996, the Company completed its initial public offering of 2 million shares of Common Stock for $5 per share, which resulted in proceeds to the Company of $8,532,000, net of issuance costs of $1,468,000.

     The holders of Common Stock are entitled to one vote for each share held of record on all matters on which the holders of Common Stock are entitled to vote. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled subject to the rights of holders of Preferred Stock issued by the Company, if any, to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the Common Stock.

     The holders of Common Stock have no preemptive or conversion rights and they are not subject to further calls or assessments by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and nonassessable.

     PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of June 30, 1996 and December 31, 1996, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which adversely affect the voting power or other rights of the holders of the Company's Common Stock.

     WARRANTS

     During September 1996 the Company entered into two strategic agreements with terms that provided for the issuance of warrants to purchase a total of 685,000 shares of the Company's Common Stock. Warrants to purchase 600,000 shares of Common Stock are exercisable at $5, the initial public offering price of the Company's Common Stock.

Additionally, 35,000 and 50,000 of the
warrants are exercisable at $4.00 and $5.20, respectively. The warrants expire in September 1999. The value of the warrants is calculated to be approximately $1,096,000 and this value represented an expense charge to operations with a corresponding credit to stockholders' equity in the six months ended December 31, 1996.

     1996 STOCK OPTION PLAN

     The Company adopted a Stock Option Plan (the "1996 Plan") which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 1,080,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is 100,000, subject to certain adjustments to prevent dilution.

     As of October 23, 1996, the Board had granted options covering an aggregate of 185,000 shares of Common Stock to certain directors (125,000 shares) and employees (60,000 shares) of the Company, with an exercise price of $10 per share. In November 1996, the options were repriced to $4.00 per share. The directors options were granted effective as each director joined the Board of Directors and were immediately fully vested. In accordance with APB No. 25, the Company recognized compensation expense of $125,000 in connection with the granting of the directors' stock options. The options granted to employees vest over a four year period. In connection with these employee stock options, deferred compensation of $60,000 is included in other assets at December 31, 1996. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006.

     The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS NO. 123.

     The fair value of the options as examined at the date of grant based on a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: interest rates of 6.6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 38.8%; and expected life of the options of 3 years. These assumptions resulted in weighted average fair values of $2.80 per share for stock options granted in 1996.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have not been traded. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it reflects expense for only one year's vesting. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in succeeding years. The Company's pro forma information is as follows:

                                        SIX MONTHS ENDED
                                        DECEMBER 31, 1996
                                        -----------------
          Net loss, as reported         $    (3,835,000)
          Net loss, pro forma           $    (3,992,000)
          Loss per share, as reported   $         (0.77)
          Loss per share, pro forma     $         (0.81)



6.   COMMITMENTS AND CONTINGENCIES

     In March 1995, BII Australia entered into an agreement with Monto whereby Monto paid BII Australia a nonrefundable fee of approximately $180,000 to develop a series of two CD-ROM interactive magazine programs based on a television series. BII Australia will distribute the completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. As of June 30, 1996, net receipts totaled $25,000 and payments to Monto totaled $12,000. In addition, a liability to Monto of $7,000 was recorded at June 30, 1996. In the six months ended December 31, 1996, no additional receipts or payments were made pursuant to this agreement.

     In 1995, Pick Two Limited ("Pick Two"), advanced $193,000 to BII Australia to develop certain software. In 1996, Pick Two advanced an additional $19,000 to BII Australia. These advances are non-interest bearing, will be repaid from proceeds from the sales of the completed software, and are included in deferred revenues. As of December 31, 1996, the software development had not been completed. During the six months ended December 31, 1996, approximately $48,000 of the advances were repaid out of proceeds received from the sale of certain research materials.

     In September 1996, the Company entered into a strategic relationship with Crawford Productions Pty., Ltd. ("Crawford") to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Crawford, the Company is obligated to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movie titles, which cost per film is anticipated to be approximately $790,000.


7.   INCOME TAXES

     The Company has adopted the liability method of accounting for income taxes. Income tax expense shown in the income statements is calculated on the operating profit before tax, adjusted for items which, due to treatment under income tax legislation, create permanent differences between accounting profit and taxable income. Deferred income taxes under FAS No. 109 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company's net losses in the fiscal year ended June 30, 1995, and net income for fiscal year ended June 30, 1996 are related to the Australian operations of BII Australia. As a result, no provision was made for United States federal income taxes. Due to BII Australia's net losses for 1994 and 1995, net operating loss carryforwards ("NOL's") were generated for Australian tax purposes. A portion of these Australian NOL's were offset against BII Australia's taxable income for fiscal year ended June 30, 1996. At June 30, 1996 BII Australia had NOL's remaining of approximately $160,000, which increased to approximately $853,000 at December 31, 1996, and which are available for offset against Australian taxable income in the future. These NOL's may be carried forward indefinitely. During the six months ended December 31, 1996, the U. S. parent incurred a tax loss resulting in an NOL carryforward of approximately $594,000. The loss will expire in the year 2011. No tax benefit has been recorded for these NOL's.

     The significant components of the net deferred tax asset recorded in the accompanying consolidated balance sheet as of June 30, 1996 and December 31, 1996 are as follows:

                                               June 30,      December 31,
                                                 1996            1996
                                             ------------    ------------
     Deferred tax assets:
        Acquired in-process
          research and development             $      --     $   495,000
        Directors' stock options                      --          49,000
        Warrants issued                               --         438,000
        Allowance for doubtful accounts               --          34,000
        Net operating loss carryforward               --         545,000
        Deferred development costs                36,000              --
                                               ----------     -----------
        Total deferred tax assets                 36,000       1,561,000

        Valuation allowance                      (36,000)     (1,561,000)
                                               ----------     -----------
        Net deferred tax assets                $       --     $        --
                                               ==========     ===========


The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the parent of the group, Brilliant Digital Entertainment, Inc., has only recently been incorporated. Consequently it does not have a history of consistent U.S. taxable income.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                          Six months ended
                                 Year ended June 30,         December 31,
                                 -------------------      -----------------
                                 1995          1996       1995        1996
                                 ----          ----       ----        ----

Federal income tax rate          34.0%         34.0%      34.0%       34.0%
State income tax, net
  of Federal benefit              --            --         --          --
Foreign and U. S. tax
  effect attributable
  to foreign operations           --            2.0        2.0         --
Effect of net operating
  loss and net operating
  loss carryforward              (34.0)        (36.0)     (36.0)      (34.0)
                                 -----         -----      -----       -----
Effective income tax rate         0.0%          0.0%       0.0%        0.0%
                                 =====         =====      =====       =====


8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31
                                       JUNE 30, 1996              1996
                                       -------------          -----------
     Computers and Equipment               $350,000             $568,000
     Furniture and Fixtures                  12,000               16,000
                                          ----------           ----------
                                            362,000              584,000
     Less accumulated depreciation         (164,000)            (239,000)
                                          ----------           ----------
                                          $ 198,000            $ 345,000
                                          ==========           ==========



9.   OTHER INCOME AND EXPENSE

     Other income for the fiscal year ended June 30, 1996, includes an export market development grant of $122,000 from the Australian Trade Commission for participating in certain export activities. Interest expense for each of the years ended June 30, 1995 and 1996 and for the six months ended December 31, 1995, related to the note payable to PIE (see Note 4). Interest expense for the six months ended December 31, 1996 included $49,000 related to PIE and $5,000 related to Reefknot (see Note 4).

10.  GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 and 1996 consisted solely of the operations of BII Australia. The operations of BII Australia are in Australia, with significant exports to the United States. The following schedule sets forth the revenues and accounts receivable of BII Australia by geographic area:


                                                              United States         Australia             Other
                                                              -------------         ---------          ----------
Year ended June 30, 1995:
     Revenues from unaffiliated customers                       $    46,000         $   2,000           $      --
     Revenues from affiliated customers                             635,000           160,000                  --
                                                                -----------         ---------           ---------
     Total revenues                                             $   681,000         $ 162,000           $      --
                                                                ===========         =========           =========
Year ended June 30, 1996:
     Revenues from unaffiliated customers                       $   932,000         $ 258,000           $ 235,000
     Revenues from affiliated customers                             316,000           264,000              49,000
                                                                -----------         ---------           ---------
     Total revenues                                             $ 1,248,000         $ 522,000           $ 284,000
                                                                ===========         =========           =========
Six months ended December 31, 1995:
     Revenues from unaffiliated customers                       $   715,000         $  48,000           $ 233,000
     Revenues from affiliated customers                             130,000            30,000              28,000
                                                                -----------         ---------           ---------
     Total revenues                                             $   845,000         $  78,000           $ 261,000


                                                                ===========         =========           =========
Six Months ended December 31, 1996:
     Revenues from unaffiliated customers                       $    68,000         $ 184,000           $   8,000
     Revenues from affiliated customers                                  --            63,000              27,000
                                                                -----------         ---------           ---------
     Total revenues                                             $    68,000         $ 247,000           $  35,000
                                                                ===========         =========           =========
Accounts Receivable as of:
     June 30, 1996                                              $   413,000         $ 223,000           $  21,000
                                                                ===========         =========           =========
     December 31, 1996                                          $    80,000         $     --           $      --
                                                                ===========         =========           =========


     For each of the periods shown above, all of the operating expenses of the Company were incurred and paid in Australia, with the exception of certain corporate expenses for the six months ended December 31, 1996. The identifiable assets of the Company, other than accounts receivable and corporate assets, are predominantly related to the operations in Australia.

     In the fiscal year ended June 30, 1995, two customers accounted for more than 10% of total revenues (Packard Bell Electronics, Inc., 75% or $635,000 and Monto, a related party, 11% or $89,000). In the fiscal year ended June 30, 1996, three customers accounted for more than 10% of total revenues (Packard Bell Electronics, Inc., 15% or $316,000; Shortland Publications, 11% or $226,000; and Ocean of America, Inc., 40% or $813,000). In the six months ended December 31, 1995, four customers accounted for more than 10% of total revenues (Packard Bell Electronics, Inc., 11% or $130,000; Shortland Publications, 14% or $160,000; Ocean of America, Inc., 39% or $465,000; and Roadshow Films, 11% or $134,000). In the six months ended December 31, 1996, four customers accounted for more than 10% of total revenues (Frontline Agency, 17% or $60,000; Interplay Productions, Inc., 17% or $60,000; Sega Ozisoft, 18% or $62,000; and Golden Dolphin Productions Pty. Ltd., 35% or $122,000).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                  PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding Directors and Executive Officers of Registrant will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 1997 Annual Meeting of Stockholders, and is incorporated by this reference.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          See attached Exhibit List.

     (b)  Reports on Form 8-K.

          None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                   /s/ Michael Ozen
                                   ------------------------------------
                                   By:  Michael Ozen
                                   Its: Chief Financial Officer (Principal
                                        Financial and Accounting Officer)
                                        and Secretary


                              POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Mark Dyne and Michael Ozen, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                 SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE            TITLE                              DATE

/s/Mark Dyne
-------------------      Chief Executive Officer and        March 28, 1997
Mark Dyne                and Chairman of the
                         Board of Directors

/s/Kevin Bermeister      President and Director             March 28, 1997
-------------------
Kevin Bermeister

/s/Michael Ozen          Chief Financial Officer            March 28, 1997
-------------------      (Principal Financial and
Michael Ozen             Accounting Officer) and
                         Secretary
/s/ Diana Maranon
-------------------      Director                           March 27, 1997
Diana Maranon

/s/Mark Miller           Vice President, Operations         March 30, 1997
-------------------      and Production and Director
Mark Miller

/s/Gary Barber
-------------------      Director                           March 27, 1997
Gary Barber

/s/Ray Musci
-------------------      Director                           March 27, 1997
Ray Musci

/s/Garth Saloner
-------------------      Director                           March 27, 1997
Garth Saloner

/s/Jeff Scheinrock
------------------       Director                           March 28, 1997
Jeff Scheinrock

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
________                      ___________________

2. Exchange Agreement, dated August 20, 1996, by and among the Registrant, Brilliant Interactive Ideas Pty. Ltd. ("BII Australia"), Reefknot Limited and Pacific Interactive Education Pty. Limited. Incorporated by reference to Exhibit 2.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

2.2 Asset Purchase Agreement, dated September 12, 1996, by and between the Registrant and Sega Ozisoft Pty. Ltd. Incorporated by reference to Exhibit 2.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

3.1 Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

4.1 Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.1      Registrant's 1996 Stock Option Plan.  Incorporated by reference to
          Exhibit 10.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.3 Form of Registrants's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.4 Distribution Agreement, dated November 22, 1995, by and between BII Australia and Consumer Electronics Pty. Ltd. Incorporated by reference to Exhibit 10.4 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.5 CD-ROM Distribution Agreement, dated September 14, 1996 by and between the Registrant and Packard Bell NEC. Incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.6 Distribution Agreement, dated August 22, 1995, by and between BII Australia and Packard Bell Electronics Inc. Incorporated by reference to Exhibit 10.6 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.7 Software License Agreement, dated May 2, 1995, by and between BII Australia and Packard Bell Electronics Inc. Incorporated by reference to Exhibit 10.7 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.8 Agreement, dated February 18, 1996, by and between Golden Dolphin Productions Pty. Ltd. and BII Australia. Incorporated by reference to
          Exhibit 10.8 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
________                      ___________________

10.9 Memorandum of Agreement, dated September 5, 1996, by and between the Registrant and Bantam Doubleday Dell Books For Young Readers. Incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.10 Production Agreement, dated March 18, 1994, by and between Pick Two Ltd. and BII Australia. Incorporated by reference to Exhibit 10.10 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.11 Assistant Multimedia Software Development & Production Agreement, dated January 17, 1996, by and between Sega Ozisoft Pty. Limited and BII Australia. Incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.12 Licensing Agreement for "Cyberswine" Story Concept & Characters, dated July 19, 1995, by and between Eat Cyberfist Pty. Limited and Sega Ozisoft Pty Limited. Incorporated by reference to Exhibit 10.12 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.13 Distribution Agreement, dated November 2, 1995, by and between BII Australia and Roadshow Entertainment Pty. Ltd. Incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.14 Publishing Agreement, dated March 9, 1994, by and between Shortland Publications Limited and BII Australia. Incorporated by reference to
          Exhibit 10.14 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.15 Settlement Agreements and Mutual General Releases, by and among BII Australia, Ray Musci, Ocean of America, Inc., and Ocean Software, Ltd. and Ocean International, Ltd. Incorporated by reference to
          Exhibit 10.15 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.16 Publishing Agreement, dated December 1, 1994, by and between Shortland Publications Limited and BII Australia. Incorporated by reference to Exhibit 10.16 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.17 Distribution Agreement, dated July 1, 1996, by and between BII Australia and Fujitsu Basic Software Corporation. Incorporated by reference to Exhibit 10.7 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
________                      ___________________

10.18 License Agreement--Domestic, dated July 31, 1996, between the Hearst Corporation, King Features Syndicate Division and the Registrant. Incorporated by reference to Exhibit 10.18 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.19 Distribution Agreement, dated September 29, 1995, by and between BII Australia and Ocean of America, Inc. Incorporated by reference to
          Exhibit 10.19 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.20 Distribution Agreement, dated February 22, 1996, by and between BII Australia and Shortland Publications Limited. Incorporated by reference to Exhibit 10.20 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.21 Heads of Agreement, dated November 25, 1994, by and between SAND and Eat Cyberfist Pty. Limited. Incorporated by reference to Exhibit

10.21 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.22 Software License Agreement, dated December 15, 1994, by and between BII Australia and Sega Ozisoft. Incorporated by reference to Exhibit
          10.22 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.23 Memorandum of Understanding, dated September 14, 1996, by and between the Registrant and Morgan Creek Interactive, Inc. Incorporated by reference to Exhibit 10.23 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.24 Multimedia Production Agreement, dated March 14, 1995, by and between BII Australia and Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.24 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.25 Nontransferable Redeemable Warrant Agreement, dated September 14, 1996, by and between the Registrant and Packard Bell NEC. Incorporated by reference to Exhibit 10.25 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.26 License Agreement by and between Beyond Properties Pty. Ltd. and BII Australia. Incorporated by reference to Exhibit 10.26 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.27 Registrant's Promissory Note, dated September 10, 1996. Incorporated by reference to Exhibit 10.27 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.28 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
________                      ___________________

10.29 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit 10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.30 Commercial Lease by and among Hilrok Properties Pty. Limited, Peter Dodds and Simon Van Wyk. Incorporated by reference to Exhibit 10.30 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.31 Loan Agreement, dated October 10, 1994, by and between BII Australia and PIE. Incorporated by reference to Exhibit 10.31 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.32 Commercial Lease, dated August 8, 1994, by and between PW Securities Pty. Ltd. and Sega Ozisoft. Incorporated by reference to Exhibit
          10.32 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.33 PIE Loan Extension, dated September 13, 1996, by and among PIE, BII Australia and the Registrant. Incorporated by reference to Exhibit
          10.33 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.34 Agreement, dated September 12, 1996, by and between the Registrant and Crawford Productions Pty. Limited. Incorporated by reference to
          Exhibit 10.34 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.35 Engagement Letter, dated May 1, 1996, by and between Averil Associates, Inc. and the Registrant. Incorporated by reference to
          Exhibit 10.35 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.36 Warrant Agreement by and between Chloe Holdings, Inc. and the Registrant. Incorporated by reference to Exhibit 10.36 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.37 Product Agreement, dated January 12, 1996, by and between Interplay Productions and BII Australia. Incorporated by reference to Exhibit
          10.37 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

11.1      Computation of Earnings (Loss) per Common Share.

21.1      List of Subsidiaries.

24.1      Power of Attorney (included on signature page).

27.1      Financial Data Schedule.