Form 10QSB
period 1997-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1997-05-14
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to _________.


                        Commission file number 0-21637


                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                 95-4592204
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

                   6355 Topanga Canyon Boulevard, Suite 513
                       Woodland Hills, California 91367
                   (Address of Principal Executive Offices)


                                (818) 346-3653
               (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                              Yes X     No
                                 ----      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 7,200,001 shares issued and outstanding as of April 30, 1997.

     Transitional Small Business Disclosure Format (check one):
                                Yes       No  X
                                    ----     ----

Exhibit index is located on page 21.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                     INDEX

                                                                     PAGE NO.
PART I    Financial Information                                            3

Item 1.   Financial Statements                                             3

          Condensed Consolidated Balance Sheet - March 31, 1997            3

          Condensed Consolidated Statements of Operation - Three months
          ended March 31, 1997 and 1996                                    4

          Condensed Consolidated Statements of Cash Flows - Three months
          ended March 31, 1997 and 1996                                    5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7


PART II   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19


                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                 MARCH 31,
                                                                   1997
                                                                 ---------
                                                                (UNAUDITED)
ASSETS
Current assets:

     Cash and cash equivalents                                    $ 6,841
     Accounts receivable, net                                          80
     Accounts receivable from related parties                          28
     Other current assets, net                                        174
                                                                  -------
Total current assets                                                7,123
Property, plant and equipment, net                                    401
Other assets                                                          282
                                                                  -------
Total assets                                                      $ 7,806
                                                                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $ 1,134
     Deferred revenue                                                 233
     Amounts payable to related parties                                82
                                                                  -------
Total current liabilities                                           1,449
Commitments and contingencies
Stockholders' equity:
 Common stock                                                           7
     Additional paid-in capital                                    11,320
     Accumulated deficit                                           (4,951)
     Cumulative translation adjustment                                (19)
                                                                  -------
Total stockholders' equity                                          6,357
                                                                  -------
Total liabilities and stockholders' equity                        $ 7,806
                                                                  =======


                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                    1996            1997
                                                -----------      ----------
                                                (UNAUDITED)      (UNAUDITED)
Revenues                                          $    584       $       74

Costs and expenses:
Costs of revenues                                      136                8
Sales and marketing                                     37               63
General and administrative                             105              540
Research and development                                99              489
Depreciation                                            26               51
                                                  ---------        ---------
                                                       403            1,151
                                                  ---------        ---------
Income (loss) from operations                          181           (1,077)
Other income (expense):
Gain (loss) on foreign exchange
  transactions                                           3              (10)
Interest income (expense), net                         (11)              92
                                                  ---------        ---------
Total other income (expense)                            (8)              82
                                                  ---------        ---------
Income (loss) before income taxes                      173             (995)
Provision for income taxes                              --               (1)
                                                  ---------        ---------
Net income (loss)                                 $    173         $   (996)
                                                  =========        =========
Net income (loss) per share                       $   0.04         $  (0.14)
                                                  =========        =========
Weighted average number of shares used in
  computing net income (loss) per share              4,557            7,200
                                                  =========        =========

                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                    1996            1997
                                                -----------      ----------
                                                (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                  $   173          $  (996)
Adjustments to reconcile net income (loss) to
  the net cash provided by (used in) operating
  activities:
    Depreciation and amortization                       26              121
    Changes in operating assets and liabilities:
      Accounts receivable                              279               --
      Accounts payable and accruals                     39              247
      Other assets                                      --              (87)
      Deferred revenue                                  --               70
                                                   --------         --------
Net cash provided by (used in)
  operating activities                                 517             (645)

INVESTING ACTIVITIES
Purchases of equipment                                  (1)            (111)
                                                   --------         --------
Net cash used in investing activities                   (1)            (111)

FINANCING ACTIVITIES
Increases in notes payable                             554               --
Repayments of notes payable                         (1,126)              --
                                                   --------         --------
Net cash provided by financing
  activities                                          (572)              --
                                                   --------         --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (56)            (756)
Translation adjustments                                  3                6
Cash and cash equivalents at beginning
  of period                                             86            7,591
                                                   --------         --------
Cash and cash equivalents at end of
  period                                           $    33          $ 6,841
                                                   ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            --               --
                                                   ========         ========
    Income taxes                                   $    --          $     3
                                                   ========         ========

                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the transition period from July 1, 1996 to December 31, 1996. The results for the three months ended March 31, 1996 include the operations of BII Australia only, while the results for the three months ended March 31, 1997 include the operations of the parent company (Brilliant Digital Entertainment, Inc.), BII Australia and SAND (see the Overview section of Management's Discussions and Analysis of Financial Condition and Results of Operations). As a result of the restructuring of the group and the change in the focus of the business, the results for the three months ended March 31, 1996 are not comparable to those for the three months ended March 31, 1997.


2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the Company's initial public offering (in November 1996) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at an initial public offering price of $5.00 per share for stock options and warrants).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation and disclosure of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Disclosure requirements include, among others, dual presentation of basic and diluted earnings per share, along with a reconciliation of the elements used in computing basic and diluted earnings per share. At this time, the Company does not expect that the adoption of SFAS No 128 will have a material impact on the Company's reported results.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's historical operations discussed in this section reflect only the operations of BII Australia. Since its founding in September 1993, BII Australia has developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie Trademark suite of proprietary software tools, production process and first Multipath Movie Trademark product. While the Company will continue to produce traditional interactive CD-ROM titles at reduced levels, the Company is focusing its efforts on the development of the Multipath Movie Trademark tools and production process, as well as the commercialization of the Multipath Movie Trademark (including the StoryTeller) genre. As a result of this change in the Company's business, the following discussion of historical results is not representative of its expected future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

     The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies Trademark and other three-dimensional digitally created entertainment. The first of its Multipath Movies Trademark, CYBERSWINE, is expected to be released in the fall of 1997. The first product in the StoryTeller Series is not expected to be released until late 1997. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies Trademark will depend primarily on the acceptance by the market of the Multipath Movie Trademark concept and the underlying content of the Multipath Movie Trademark, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a film also depends upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are, and will be, extremely difficult to forecast.

     The Company incurred significant operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies Trademark and expanded in anticipation of growth. As a result, the Company incurred a loss in the three months ended March 31, 1997. The Company expects that these expenses and development costs will result in losses in the quarter ended June 30, 1997, and that the Company could incur quarterly losses thereafter.


RESULTS OF OPERATIONS

     REVENUES. The Company historically has derived its revenues from royalties, development fees and software sales. Brilliant licenses its CD-ROM software products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales result from the Company selling to customers completed software products developed by the Company. Software sales revenues are recognized upon shipment of product. Revenues decreased from $584,000 for the three months ended March 31, 1996 to $74,000 for the three months ended March 31, 1997. This represents a decrease of $510,000 or 87%. The decrease is mainly attributable to a change in the Company's focus to the development of Multipath Movies Trademark.

     COST OF REVENUES. Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $136,000 for the three months ended March 31, 1996 to $8,000 for the three months ended March 31, 1997. This represents a decrease of $128,000, or 94%. Cost of revenues in the 1996 period included costs associated with development of the Company's own titles. The reduction in cost of revenues in the 1997 period is a result of the Company's change in focus to the development of Multipath Movies Trademark and to the development of the associated software tools.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses increased from $37,000 for the three months ended March 31, 1996 to $63,000 for the three months ended March 31, 1997. This increase is attributable to increased costs associated with the Company's participation in trade shows.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $105,000 for the three months ended March 31, 1996 to $540,000 for the three months ended March 31, 1997. This increase is attributable to increased costs associated with the development of internal management and infrastructure to support the Company's increased development activity, and other services (such as accounting, legal and consulting services) which are consistent with the Company's new status as a public company.

     RESEARCH AND DEVELOPMENT. Research and development expenses include primarily salaries and benefits of personnel conducting research and development for licensed software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies Trademark. Research and development expenses increased from $99,000 for the three months ended March 31, 1996 to $489,000 for the three months ended March 31, 1997. This increase is attributable to the in-process research and development costs incurred in connection with the development of Multipath Movies Trademark and the Multipath Movie Trademark software tools. As of March 31, 1997, technological feasibility of the Multipath Movie Trademark technology had not been established. In addition, the Company has identified no future alternative uses for the acquired technology. Therefore, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations for the three months ended March 31, 1997 include in research and development expenses of the Multipath Movie Trademark software development costs.

     The Company estimates that it will reach technological feasibility of its software development tools during the second quarter of 1997. This is a forward-looking statement however and is subject to uncertainties. The Company's policy is that technological feasibility is reached on completion of its first Multipath Movie. Numerous factors could cause a delay in the reaching of technological feasibility, including software errors and conflicts with other computer programs, in which case additional development may be required to resolve such issues and until such development is completed, technological feasibility will not be established. The above and other factors could result in the Company's software development tools not reaching technological feasibility until a later date.

     DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures. These fixed assets are depreciated over their estimated useful lives (up to three years) using the straight-line method. Depreciation expense increased from $26,000 for the three months ended March 31, 1996 to $51,000 for the three months ended March 31, 1997. This increase is primarily attributable to additional computer equipment put in place during 1996.

     OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, and losses on foreign exchange transactions. Interest increased from a net expense of $11,000 for the three months ended March 31, 1996 to net income of $92,000 for the three months ended March 31, 1997 due to the higher cash balances as a result of the initial public offering in November 1996 and the extinction of all interest bearing debt.

FLUCTUATING OPERATING RESULTS

     The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies Trademark would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased, and expects to continue to increase its operating expenses to fund greater levels of Multipath Movie Trademark development, research and development, increased marketing operations and expansion of its distribution channels. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

     Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, introduction or enhancement of products by the Company and its competitors, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies Trademark and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, and other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

     The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of the Company's net revenues historically have been generated in the fourth calendar quarter. The Company expects its revenues and operating results will continue to reflect these seasonal factors.

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

     Net cash provided by operating activities during the three months ended March 31, 1996 was primarily attributable to revenues of $584,000 and a reduction in accounts payable of $279,000. Net cash used in operating activities during the three months ended March 31, 1996 was primarily attributable to a net loss of $1,016,000. Net cash used in investing activities in the three months ended March 31, 1997 was due primarily to the purchase of computer equipment. Cash flows used in financing activities in the three months ended March 31, 1996 was primarily attributable to the repayment of advances to PIE and Reefknot.

     As of March 31, 1997, the Company had no material commitments other than an advance from a customer for software development of $162,000 which will be repaid from proceeds from the sales of the completed software, an obligation under its agreement with Crawford Productions to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movies Trademark, which total cost per title is anticipated to be approximately $790,000 (as at March 31, 1997 one project had been selected), an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies Trademark and a commitment under its rental agreements for $553,000.

     As of March 31, 1997, the Company's principal source of liquidity was approximately $6.8 million in cash. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's shareholders. There can be no assurance that financing will be available to the Company in an amount and on terms acceptable to it.


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

     The Company incurred a loss in the three months ended March 31, 1997. The Company expects to incur significant operating expenses and development costs as it completes development, and commences marketing, of its Multipath Movies and expands in anticipation of growth. The Company expects that these expenses and development costs will result in a loss in the quarter ended June 30, 1997, and that, depending on the level of revenues, the Company could incur quarterly losses thereafter.


SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

     The Company depends substantially upon third parties for several critical elements of its business including the development and licensing of content and the distribution of its products.

DEPENDENCE UPON STRATEGIC RELATIONSHIPS

     The Company has entered into strategic relationships with Packard Bell NEC, Crawford and Morgan Creek, as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's products. The Company's business strategy is based largely on its strategic relationships with these and other companies. In each of these relationships, mutual agreement of the parties is required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will rely on Packard Bell NEC to distribute CD-ROMs to purchasers of certain Packard Bell NEC computers as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such CD-ROMs will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of the Company's first Multipath Movie. Also, Morgan Creek and Crawford have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek or Crawford to reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Any such delays or the Company's failure to renew or extend a key license or maintain any of its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to ship products it develops under the license. There can be no assurance that the Company will obtain such approval and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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


NEW PRODUCTION STUDIO

     The Company recently completed the buildout of its new production studio in Australia and currently occupies the new space. Members of management may be required to devote substantial time in order to facilitate an uninterrupted and efficient transition of current operations to the new facility which could result in delays in production. There can be no assurance that the Company will be successful in timely hiring and training new content developers and software programmers necessary to conduct the additional operations in which event the development, and consequently the release, of the Company's products may be delayed. Any such delay would have a material adverse effect upon the Company's business, operating results and financial condition.


MANAGEMENT OF BUSINESS CHANGES; POTENTIAL GROWTH; POTENTIAL ACQUISITIONS

     Implementation of the Company's business plan, including introduction of the Company's Multipath Movies, management of the Company's joint ventures with Morgan Creek and Crawford, management of the Company's strategic relationship with Packard Bell NEC, the establishment of a new production studio in Australia, and the general strains of the Company's new role of a public company will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States, as well as other aspects of the process of preparing the Company for the Offering have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its accounting staff and modifying its internal procedures to adapt to its new role as a public company, a process which is expected to continue following the Offering. The Company's failure to manage implementation of its business plan and the changes made to structure and prepare for the Offering would have a material adverse effect on the Company's business, operating results and financial condition.

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


INTERNATIONAL BUSINESS

     Historically, international sales, principally in Australia, have accounted for a significant portion of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of the Company's total revenue. The Company's international business is subject to numerous risks, including the need to comply with a wide variety of foreign and U.S. export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are denominated principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

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

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     11.1      Computation of Per Share Earnings (Loss)
     27.1      Financial Data Schedule

(b)  Reports on Form 8-K.

     Current Report on Form 8-K filed January 7, 1997 reporting under Item 8 the change of the Company's fiscal year to December 31.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  May 14, 1997        /s/Michael Ozen
                           -------------------------------------
                           By:  Michael Ozen
                           Its: Chief Financial Officer (Principal Financial
                                and Accounting Officer) and Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
-------   -------------------
11.1      Computation of Earnings (Loss) per Common Share.

27.1      Financial Data Schedule.
