Form 10QSB
period 1997-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1997-08-14
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

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

                   6355 Topanga Canyon Boulevard, Suite 120
                       Woodland Hills, California 91367
                   (Address of Principal Executive Offices)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 7,200,001 shares issued and outstanding as of August 11, 1997.

     Transitional Small Business Disclosure Format (check one):
                                Yes       No  X
                                    ----     ----

Exhibit index is located on page 21.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                     INDEX

                                                                     PAGE NO.
PART I    Financial Information                                       3

Item 1.   Financial Statements (unaudited)                            3

          Condensed Consolidated Balance Sheet - June 30, 1997        3

          Condensed Consolidated Statements of Operation - Six months
          ended June 30, 1997 and l996                                4

          Condensed Consolidated Statements of Cash Flows - Six months
          ended June 30, 1997 and 1996                                5

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   7

          Risk  Factors                                              10


PART II   Other Information                                          19

Item 4.   Submission of matters to a vote of security holders        19

Item 6.   Exhibits and Reports on Form 8-K                           19


                                    PART I

                             FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                           June 30,
                                                             1997
                                                          ---------
                                                         (UNAUDITED)
ASSETS:

Current assets:

  Cash and cash equivalents.........................     $     5,442

  Accounts receivable, net..........................              77

  Accounts receivable from related parties..........              27

  Other assets......................................             105
                                                            --------
Total current assets................................           5,651

Property, plant and equipment, net..................             537

Other assets........................................             273
                                                            --------
Total assets........................................       $   6,461
                                                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses.............       $     798

  Notes payable, related party......................              79
                                                            --------
Total current liabilities...........................             877

Stockholders' equity:

  Common Stock......................................               7

  Additional paid-in capital........................          11,321

  Accumulated deficit...............................          (5,714)

  Cumulative translation adjustment.................             (30)
                                                            --------
Total stockholders' equity..........................           5,584
                                                            --------
Total liabilities and stockholders' equity..........       $   6,461
                                                            ========


                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                         3 MONTHS       3 MONTHS      6 MONTHS       6 MONTHS
                           ENDED          ENDED         ENDED          ENDED
                          6/30/97        6/30/97       6/30/97        6/30/97
                       -----------    -----------   -----------   -----------
                       (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

REVENUE:

    Total revenues     $       248    $       267   $       322    $      857
                        ----------     ----------    ----------     ---------

COST OF REVENUES AND EXPENSES:

Cost of revenues                10           135             17           271
Sales & marketing              142            93            205           129
General and administrative     459           101            999           206
Research and development       572            30          1,060           131
Depreciation                    66            31            117            56
                        ----------     ----------    ----------     ---------
Total cost of revenues and
  expenses                   1,249           390          2,398           793
                        ----------     ----------    ----------     ---------

Income (loss) from
  operations                (1,001)         (123)        (2,076)           64

OTHER INCOME (EXPENSE):

Export market development
  grant                        154           127            155           124

Gain (loss) on foreign
  exchange                       5            (8)            (5)           (4)

Interest income
  (expense), net                78           (17)           169           (28)
                        ----------     ----------    ----------     ---------
    Total other income
      (expense)                237           102            319            92
                        ----------     ----------    ----------     ---------
Income (loss) before
  income taxes                (764)          (21)        (1,757)          156

Provision for income taxes      (1)           --             (2)
                        ----------     ----------    ----------     ---------
Net income (loss)      $      (765)   $      (21)   $    (1,759)   $      156
                        ==========     =========     ==========     =========

Net income (loss)
  per share            $     (0.11)   $     0.00    $     (0.24)   $     0.03
                        ==========     =========     ==========     =========
Common shares used in
  computing income
  (loss) per share           7,200         4,557          7,200         4,557
                        ==========     =========     ==========     =========




                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                              SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------
                                       1997                   1996
                                 -----------------      -----------------
                                    (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)               $           (1,759)    $              156

Adjustments to reconcile net income (loss) to
  the net cash provided by (used in) operating
  activities:
    Depreciation and amortization              258                     56
    Changes in operating assets
      and liabilities:
      Accounts receivable                       --                    259
      Accounts payable and accruals            (76)                    24
      Other assets                             (80)                    --
      Deferred revenue                        (160)                    --
      Other liabilities                         --                     19
                                 -----------------      -----------------
Net cash provided by (used in)
  operating activities                      (1,817)                   514


INVESTING ACTIVITIES
Purchases of equipment                        (331)                   (38)
                                 -----------------      -----------------
Net cash used in investing activities         (331)                   (38)


FINANCING ACTIVITIES
Increases in notes payable                      --                    633
Repayments of notes payable                     --                 (1,146)
                                 -----------------      -----------------
Net cash provided by financing
  activities                                    --                   (513)
                                 -----------------      -----------------

Net increase (decrease) in cash and
  cash equivalents                          (2,148)                   (37)
Translation adjustments                         (1)                     4
Cash and cash equivalents at beginning
  of period                                  7,591                     86
                                 -----------------      -----------------
Cash and cash equivalents at end of
  Period                        $            5,442     $               53
                                 =================      =================
Supplemental disclosure of cash flow information:
  Cash paid during the period
  for:                          $                      $
       Interest                                 --                     --
                                 =================      =================
       Income taxes             $                3     $               --
                                 =================      =================




                            See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the transition period from July 1, 1996 to December 31, 1996. The results for the three and six months ended June 30, 1996 include the operations of BII Australia only, while the results for the three and six months ended June 30, 1997 include the operations of the parent company (Brilliant Digital Entertainment, Inc.), which was incorporated in July 1996, BII Australia and SAND, which was acquired by the Company in September 1996 (see the Overview section of Management's Discussions and Analysis of Financial Condition and Results of Operations). As a result of the restructuring of the group and the change in the focus of the business, the results for the three and six months ended June 30, 1996 are not comparable to those for the three and six months ended June 30, 1997.

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

3.       COMMITMENTS AND CONTINGENCIES

         The Company has a commitment under its rental agreements for approximately $930,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's historical operations discussed in this section reflect only the operations of BII Australia. Since its founding in September 1993, BII Australia has developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND in September 1996, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie(TM) suite of proprietary software tools, production process and first Multipath Movie product. The Company is focusing its efforts on the development of the Multipath Movie tools and production process, as well as the commercialization of the Multipath Movie (including the StoryTeller) genre and has significantly scaled back its traditional CD ROM business. As a result of this change in the Company's business, the following discussion of historical results is not representative of its expected future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

         The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The first of its Multipath Movies, CYBERSWINE, is expected to be released in the fall of 1997. The first product in the StoryTeller Series is expected to be released in late 1997.
The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition, timing of introduction and other factors. Accordingly, the Company's annual and quarterly revenues are, and will be, extremely difficult to forecast.

         The Company incurred significant operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies and as it continued to expand in anticipation of growth. As a result, the Company incurred losses in the six months ended June 30, 1997. Due to the timing of sales of personal computers on which the Company's product is bundled, revenues from the bundled version of the Company's Multipath Movies could commence in the latter part of the third quarter of 1997. Revenues in the third quarter may therefore be insufficient to avoid a loss in that quarter.


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

The Company anticipates that revenues from the sale of Multipath Movies through retail outlets will be recognized when the product is shipped. Revenues from the sale of tickets to view Multipath Movies over the Internet will be recognized when the sales transaction is recorded.

Revenues decreased from $857,000 for the six months ended June 30, 1996 to $322,000 for the six months ended June 30, 1997. This represents a decrease of $535,000 or 62%. The decrease is mainly attributable to a change in the Company's focus to the development of Multipath Movies.

         COST OF REVENUES. Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $271,000 for the six months ended June 30, 1996 to $17,000 for the six months ended June 30, 1997. This represents a decrease of $254,000, or 94%. Cost of revenues in the 1996 period included costs associated with development of the Company's own titles. The reduction in cost of revenues in the 1997 period is a result of the Company's change in focus to the development of Multipath Movies and the development of the associated software tools, and the resulting cessation of development of software products for others. The cost of developing Multipath Movies is currently included in Research & Development expenses.

         SALES AND MARKETING. Sales and marketing expenses include primarily costs for advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses increased from $129,000 for the six months ended June 30, 1996 to $205,000 for the six months ended June 30, 1997. This increase is attributable to increased costs associated with the Company's participation in trade shows. Sales and marketing expenses are expected to increase due to the expansion of the Company's sales force and expected continued expansion in this area.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $206,000 for the six months ended June 30, 1996 to $999,000 for the six months ended June 30, 1997. This increase is attributable to increased costs associated with the development of internal management and infrastructure to support the Company's increased development activity, and other services (such as accounting, legal and consulting services) which are consistent with the Company's new status as a public company.

         RESEARCH AND DEVELOPMENT. Research and development expenses include primarily salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses increased from $131,000 for the six months ended June 30, 1996 to $1,060,000 for the six months ended June 30, 1997. This increase is attributable to the in-process research and development costs incurred in connection with the development of Multipath Movies and the Multipath Movie software tools. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations for the six months ended June 30, 1997 include in research and development expenses of the Multipath Movie development costs and the Multipath Movie software tools.

         The Company has chosen to focus on the personal computer and has deferred development of other platforms until warranted by market conditions. This focus allows the Company to devote more of its resources to development of Multipath Movie technology and development of additional titles. The Company believes that its decision will have no adverse impact on revenues in the near or medium term.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to four years) using the straight-line method. Depreciation expense increased from $56,000 for the six months ended June 30, 1996 to $117,000 for the six months ended June 30, 1997. This increase is primarily attributable to additional computer equipment put in place and leasehold improvements made during 1997.

         OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII by the Australian Trade Commission for BII's participation in certain export activities. Interest increased from a net expense of $28,000 for the six months ended June 30, 1996 to a net income of $169,000 for the six months ended June 30, 1997 due to the higher cash balances as a result of the initial public offering in November 1996 and the extinction of all interest bearing debt.

FLUCTUATING OPERATING RESULTS

         Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, shipping schedules for personal computers upon which Multipath Movies are bundled, introduction or enhancement of products by the Company and its competitors, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, and other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

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


LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Company's initial public offering in November 1996, a substantial portion of its operations were financed through loans from PIE, a significant shareholder. PIE provided loans to the Company of approximately $1,021,000, $746,000 and $8,000 during the fiscal years ended June 30, 1995 and 1996, and the six months ended December 31, 1996, respectively. In the fiscal years ended June 30, 1995 and 1996 and the six months ended December 31, 1996, the Company repaid $541,000, $680,000 and $733,000, respectively. As at December 31, 1996, the loans had been fully repaid.

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

         Net cash provided by operating activities during the six months ended June 30, 1996 was primarily attributable to revenues of $857,000 and a reduction in accounts receivable of $259,000. Net cash used in operating activities during the six months ended June 30, 1997 was primarily attributable to a net loss of $1,759,000. Net cash used in investing activities in the six months ended June 30, 1997 was due primarily to the purchase of computer equipment. Cash flows used in financing activities in the six months ended June 30, 1996 was primarily attributable to the repayment of loans from PIE and Reefknot.

         As of June 30, 1997, the Company had no material commitments other than an obligation under its agreement with Crawford Productions to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movies, which total cost per title is anticipated to be approximately $790,000, an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies and a commitment under its rental agreements for approximately $930,000.

A product had previously been identified for development by the Company in conjunction with Crawford Productions. Management of the two companies subsequently determined that the product was inappropriate and are currently attempting to identify a new product for development. The Company is currently developing the `ACE VENTURA' series under its agreement with Morgan Creek.

         As of June 30, 1997, the Company's principal source of liquidity was approximately $5.4 million in cash. The Company believes that these funds together with cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's shareholders. There can be no assurance that financing will be available to the Company in an amount and on terms acceptable to it.



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

         The Company incurred a loss in the six months ended June 30, 1997. The Company expects to incur significant operating expenses and development costs as it continues development, and commences marketing, of its Multipath Movies and continues to expand in anticipation of growth. The Company expects revenues from its Multipath Movies to commence in the third quarter of 1997. As a result of the timing of Packard Bell NEC's sales it is likely that these revenues will only commence in September 1997. Revenues in the third quarter may therefore be insufficient to avoid a loss in that quarter.

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


         USE OF INDEPENDENT SOFTWARE DEVELOPERS AND CONTENT PROVIDERS

         In addition to internally developing software and creating content, the Company uses software created by independent software developers as well as content developed by third parties. The Company has less control over the scheduling and the quality of the software generated by independent contractors than over that developed by its own employees. Additionally, the Company may not be able to secure the services of talented content developers. The Company's business and future operating results will depend in part on the Company's continued ability to maintain relationships with skilled independent software developers and content providers, and to enter into and renew product development agreements with such developers. There can be no assurance that the Company will be able to maintain such relationships or enter into and renew such agreements.


RISKS ASSOCIATED WITH INTERNET DELIVERY

         The Company intends to distribute its Multipath Movies via an Internet site to be established by the Company. The Company also intends to distribute certain of its Multipath Movies through a link connecting Packard Bell NEC's "Planet Oasis" Web site to the Company's Internet site. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the Planet Oasis Web site could result in less traffic to and distribution of Multipath Movies via the Company's Internet site and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and online service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet and online service providers or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company's research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has and will choose to support platforms that ultimately will be successful or that the Company will be able to successfully create software titles for such platforms in a timely manner, or at all.


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


SHARED RESPONSIBILITIES AND OTHER EMPLOYMENT COMMITMENTS OF CHIEF EXECUTIVE OFFICER AND PRESIDENT

         The Company's Chief Executive Officer and Chairman, Mark Dyne and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft and other businesses, including, in the case of Mr. Bermeister, Sega Enterprises (Australia) Pty., Ltd. ("Sega Enterprises"). Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a certain amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister.
There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

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


NEW PRODUCTION STUDIO

         The Company recently completed the buildout of its new production studio in Australia and currently occupies the new space. There can be no assurance that the Company will be successful in timely hiring and training new content developers and software programmers necessary to conduct additional operations in which event the development, and consequently the release, of the Company's products may be delayed. Any such delay would have a material adverse effect upon the Company's business, operating results and financial condition.


MANAGEMENT OF BUSINESS CHANGES; POTENTIAL GROWTH; POTENTIAL ACQUISITIONS

         Implementation of the Company's business plan, including introduction of the Company's Multipath Movies, management of the Company's joint ventures with Morgan Creek and Crawford, management of the Company's strategic relationship with Packard Bell NEC, the establishment of a new production studio in Australia, and the general strains of the Company's new role of a public company require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States, as well as other aspects of the process of preparing the Company for the Offering have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of modifying its internal procedures to adapt to its new role as a public company, a process which is expected to continue following the Offering. The Company's failure to manage implementation of its business plan and the changes made to structure and prepare for the Offering would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company believes that its products, including its suite of software tools, do not infringe any valid existing proprietary rights of third parties. Since the software tools used to create the Multipath Movies were developed by SAND, a former division of Sega Ozisoft, the Company relies entirely on the representations of Sega Ozisoft contained in the SAND Acquisition Agreement between BII Australia and Sega Ozisoft that, to Sega Ozisoft's best knowledge, the SAND technology and software acquired by the Company does not infringe the proprietary rights of others. Additionally, although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.


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

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 1997 Annual Meeting of Stockholders on May 22, 1997. The matters submitted to the stockholders were the election of two Class I directors to hold office for a three year term and to approve an amendment to the 1996 Stock Option Plan to provide a per employee limit on stock option grants in any one year. The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each matter are presented immediately below.


MATTERS SUBMITTED TO
STOCKHOLDERS                    FOR        AGAINST     WITHHELD   ABSTENTIONS

I.  Election of Directors

        Gary Barber             5,260,525                   600
        Garth Saloner           5,259,425                 1,700

II. Amendment to 1996
    Stock Option
        Plan                    5,248,995    6,330                      5,800



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 10.1 Lease Agreement dated May 16, 1997 between Topanga & Victory Partners L.P. and Brilliant Digital Entertainment, Inc. [Confidential Treatment Requested].
                 11.1     Computation of Per Share Earnings (Loss).
                 27.1     Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  August 13, 1997                  /s/Michael Ozen
                                  ------------------------------------
                                  By:   Michael Ozen
                                  Its:  Chief Financial Officer (Principal
                                        Financial and Accounting Officer)
                                        and Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION
-------                   -------------------
10.1                      Lease Agreement dated May 16, 1997 between Topanga &
                          Victory Partners L.P. and Brilliant Digital
                          Entertainment, Inc. [Confidential Treatment
                          Requested].

11.1                      Computation of Earnings (Loss) per Common Share.

27.1                      Financial Data Schedule.