Form 10QSB
period 1997-10-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1997-11-05
CIK 1022844

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of The Securities
     Exchange Act of 1934

              For the quarterly period ended September 30, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

       For the transition period from _____________ to _______________.

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

                             Yes   X   No
                                 -----    -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 7,203,001 shares issued and outstanding as of November 4, 1997.

    Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    1 of 28

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                    INDEX

                                                                       PAGE NO.

PART I        Financial Information                                        3

Item 1.       Financial Statements (unaudited)                             3

              Condensed Consolidated Balance Sheet -
              September 30, 1997                                           3

              Condensed Consolidated Statements of Operations - Three
              and nine months ended September 30, 1997 and l996            4

              Condensed Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1997 and 1996                     5

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

              Factors That May Affect Future Results of Operations        14


PART II       Other Information                                           26

Item 2.       Changes in Securities                                       26

Item 6.       Exhibits and Reports on Form 8-K                            26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                  SEPTEMBER 30,
                                                                      1997
                                                                  -------------
                                                                   (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents....................................   $  4,328
    Accounts receivable, net.....................................      1,973
    Other assets.................................................         68
                                                                    --------
Total current assets.............................................      6,369
Property, plant and equipment, net...............................        639
Development costs................................................        404
Other assets.....................................................        263
                                                                    --------
Total assets.....................................................   $  7,675
                                                                    --------
                                                                    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses........................   $  1,121
    Amounts payable to related parties...........................         22
                                                                    --------
Total current liabilities........................................      1,143
                                                                    --------
Stockholders' equity:
    Common Stock.................................................          7
    Additional paid-in capital...................................     11,472
    Accumulated deficit..........................................     (4,899)
    Cumulative translation adjustment............................        (48)
                                                                    --------
Total stockholders' equity.......................................      6,532
                                                                    --------
Total liabilities and stockholders' equity.......................   $  7,675
                                                                    --------
                                                                    --------

                           See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS)

                                         3 MONTHS      3 MONTHS    9 MONTHS     9 MONTHS
                                           ENDED         ENDED       ENDED        ENDED
                                          9/30/97       9/30/96     9/30/97      9/30/96
                                        -----------  -----------  -----------  ----------
                                        (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)

REVENUE:
    Total revenue......................  $  2,057     $    281     $  2,377     $  1,139
                                         --------     --------     --------     --------
COST OF REVENUES AND EXPENSES:
Cost of revenues.......................        --          140           17          411
Sales & marketing......................       185          968          387        1,099
General and administrative.............       665          140        1,665          345
Research and development...............       363        1,518        1,418        1,641
Depreciation...........................        80           31          198           87
                                         --------     --------     --------     --------
Total cost of revenues and expenses....     1,293        2,797        3,685        3,583
                                         --------     --------     --------     --------

Income (loss) from operations..........       764       (2,516)      (1,308)      (2,444)

OTHER INCOME (EXPENSE):
Export market development grant........        --           --          152          125
Gain (loss) on foreign exchange........         4           --           (1)          (4)
Interest income (expense), net.........        45          (21)         215          (48)
                                         --------     --------     --------     --------
    Total other income (expense).......        49          (21)         366           73
                                         --------     --------     --------     --------
Income (loss) before income taxes......       813       (2,537)        (942)      (2,371)
Provision for income taxes.............        (1)          --           (2)          --
                                         --------     --------     --------     --------
Net income (loss)......................  $    812     $ (2,537)    $   (944)    $ (2,371)
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------
Net income (loss) per share............  $   0.11     $  (0.56)    $  (0.13)    $  (0.52)
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------
Common shares used in computing
 income (loss) per share...............     7,643        4,504        7,200        4,539
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------

                           See accompanying notes.

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------
                                                          1997                      1996
                                                       -----------               -----------
                                                       (UNAUDITED)               (UNAUDITED)
OPERATING ACTIVITIES
Net loss.............................................  $     (944)               $  (2,371)
Adjustments to reconcile net loss to
 the net cash provided by (used in) operating
 activities:
  Depreciation and amortization......................         418                       87
  Effect of warrants granted.........................         140                    1,096
  Effect of stock options granted....................          12                       --
  Effect of SAND note................................          --                    1,350
  Changes in operating assets and liabilities:
  Accounts receivable................................      (1,869)                     290
  Development costs..................................        (424)                      --
    Other assets.....................................        (113)                      --
    Accounts payable and accruals....................         268                       61
    Deferred revenue.................................        (158)                      --
    Other liabilities................................          --                       13
                                                       -----------               -----------
Net cash provided by (used in)
 operating activities................................      (2,670)                     526

INVESTING ACTIVITIES
Purchases of equipment...............................        (537)                     (51)
                                                       -----------               -----------
Net cash used in investing activities................        (537)                     (51)

FINANCING ACTIVITIES
Costs related to offering............................          --                     (145)
Increases in notes payable...........................          --                      815
Repayments of notes payable..........................         (57)                  (1,166)
                                                       -----------               -----------
Net cash provided by financing activities............         (57)                    (496)
                                                       -----------               -----------
Net decrease in cash and cash equivalents............      (3,264)                     (21)

Translation adjustments..............................           1                       21
Cash and cash equivalents at beginning
 of period...........................................       7,591                       86
                                                       -----------               -----------
Cash and cash equivalents at end of period...........  $    4,328                $      86
                                                       -----------               -----------
                                                       -----------               -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.........................................  $       --                $      --
                                                       -----------               -----------
                                                       -----------               -----------
    Income taxes.....................................  $        3                $      --
                                                       -----------               -----------
                                                       -----------               -----------

                           See accompanying notes.

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the transition period from July 1, 1996 to December 31, 1996. The results for the three and nine months ended September 30, 1996 and 1997 include the operations of the parent company (Brilliant Digital Entertainment, Inc.), which was incorporated in July 1996, BII Australia, and SAND, which was acquired by the Company in September 1996 (see the Overview section of Management's Discussions and Analysis of Financial Condition and Results of Operations). As a result of the restructuring of the group and the change in the focus of the business, the results for the three and nine months ended September 30, 1996 are not comparable to those for the three and nine months ended September 30, 1997.

2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, all common and common equivalent shares issued by the Company at an exercise price below the public offering price during the twelve-month period prior to the Company's initial public offering of Common Stock (in November 1996) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at an initial public offering price of $5.00 per share for stock options and warrants).

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

3.  SIGNIFICANT CUSTOMER

    During the three and nine months ended September 30, 1997, a single customer, Packard Bell NEC, accounted for 96% and 83%, respectively, of total revenue. The revenue resulted from recognition of a minimum guarantee related to the Company's distribution agreement with Packard Bell NEC.

4.  WARRANTS

    In connection with its strategic relationship with Packard Bell NEC, in September 1997 the Company issued to Packard Bell NEC warrants to purchase 200,000 shares of the Company's Common Stock, exercisable at $10. The warrants expire in February 1999. The value of the warrants is calculated to be approximately $140,000 which has been recorded as an expense charge to operations with a corresponding credit to stockholders' equity during the three and nine months ended September 30, 1997.

5.  COMMITMENTS AND CONTINGENCIES

    The Company has a commitment under its rental agreements for approximately $850,000 at September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Brilliant is a production and development studio producing a new generation of digital entertainment that is being distributed over the Internet and on CD-ROM. The Company, headquartered in the United States, was incorporated in July 1996. The Company was formed through the combination of two businesses:
Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became a wholly-owned subsidiary of the Company through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, the Company acquired SAND on September 30, 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

    The Company's historical operations prior to September 1996 discussed in this section reflect only the operations of BII Australia. Founded in September 1993, BII Australia initially developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND in September 1996, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie suite of proprietary software tools, production process and first Multipath Movie product. The Company is focusing its efforts on the development of the Multipath Movie tools and production process, as well as the commercialization of the Multipath Movie genre and has substantially completed the phase-out of its traditional CD-ROM business. As a result of this change in the Company's business, the following discussion may not be representative of its future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

    The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The Company began the launch of the first of its Multipath Movies, CYBERSWINE, in the fourth quarter of 1997. The first products in the Storyteller Series and the Multipath Movies for Kids series are expected to be completed in the fourth quarter of 1997. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will be extremely difficult to forecast.

    The Company incurred significant operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies and as it continued to expand in anticipation of growth. In connection with the Company's acquisition of SAND in September 1996, the Company expensed $1,350,000 attributable to in-process research and development. Also, the Company entered into strategic relationships with Packard Bell NEC and Morgan Creek. In September 1996, the Company issued to Packard Bell NEC and Morgan Creek warrants to purchase 600,000 and 85,000 shares of Common Stock, respectively, resulting in a $1,096,000 expense and corresponding credit to equity in September 1996. In September 1997, Packard Bell NEC was issued an additional 200,000 warrants resulting in an expense of $140,000 and a corresponding credit to equity, based on the value of the warrants issued. The Company also incurred compensation expense of $125,000 in connection with directors' stock options in November 1996. As a result of these operating expenses and charges, the Company incurred a significant loss in the six months ended December 31, 1996, and in the three months ended March 31, 1997 and June 30, 1997. The Company was profitable for the three months ended September 30, 1997 as a result of revenue recognized under its distribution agreement with Packard Bell NEC. However, costs associated with development of its Multipath Movies in prior quarters resulted in a net loss for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
   1997 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES. The Company historically has derived its revenues from royalties, development fees and software sales. The Company licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product. See Note 2 of Notes to Consolidated Financial Statements.

    For those distribution contracts under which the Company is entitled to a fixed minimum guaranteed amount which has not yet been received, the minimum guaranteed amount is recognized as revenue when the CD-ROM master is delivered to the distributor. Revenues from the sale of electronic tickets to view Multipath Movies over the Internet will be recognized when such tickets are sold.

    The Company anticipates that revenues from the sale of Multipath Movies through retail outlets will be recognized when the product is shipped. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. Furthermore, if the Company's assessment of the creditworthiness of its customers receiving product on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such future write-offs will not occur or that amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition.

    Revenues increased from $1,139,000 for the nine months ended September 30, 1996 to $2,377,000 for the nine months ended September 30, 1997. This represents an increase of $1,238,000. Revenues increased from $281,000 for the three months ended September 30, 1996 to $2,057,000 for the three months ended September 30, 1997. This represents an increase of $1,776,000. Revenues in the 1997 periods included $1,973,333 of revenue from its distribution agreement with Packard Bell NEC recognized in the third quarter of 1997. Revenues in the 1996 periods were generated from sales of the Company's traditional CD-ROM products, a business which is being phased out.

    COST OF REVENUES. Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $411,000 for the nine months ended September 30, 1996 to $17,000 for the nine months ended September 30, 1997. This represents a decrease of $394,000, or 96%. Cost of revenues decreased from $140,000 for the three months ended September 30, 1996 to $44 for the three months ended September 30, 1997. Cost of revenues in the 1996 periods include costs associated with development of the Company's traditional CD-ROM products. During the 1997 periods, most of the costs associated with the development of the Company's Multipath Movies were charged to research and development expenses, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86") See "--Accounting Treatment for Development Costs and Research Expenditures."

    SALES AND MARKETING. Sales and marketing expenses include primarily costs for advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses decreased from $1,099,000 for the nine months ended September 30, 1996 to $387,000 for the nine months ended September 30, 1997, and from $969,000 for the three months ended September 30, 1996 to $185,000 for the three months ended September 30, 1997. Sales and marketing expenses include expenses related to grants of warrants to Packard Bell NEC of $140,000 in September 1997 and $960,000 in September 1996. Sales and marketing expenses are expected to increase in future periods due to the expansion of the Company's sales force.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $345,000 for the nine months ended September 30, 1996 to $1,665,000 for the nine months ended September 30, 1997, and from $140,000 for the three months ended September 30, 1996 to $665,000 for the three months ended September 30, 1997. These increases are attributable to increased costs associated with the development of internal management and infrastructure to support the Company's increased development activity, and other services.

    RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses decreased from $1,641,000 for the nine months ended September 30, 1996 to $1,418,000 for the nine months ended September 30, 1997, and from $1,518,000 for the three months ended September 30, 1996 to $363,000 for the three months ended September 30, 1997. These decreases are attributable to the addition in September 1996 of $1,350,000 in-process research and development costs incurred in connection with the SAND acquisition. Costs in 1997 include continuing development of Multipath Movies and the Multipath Movie software tools. In accordance with SFAS No. 86, the results of operations for the nine months ended September 30, 1997 include in-process research and development expenses incurred in connection with development of the Multipath Movie and the Company's proprietary software tools.

    The Company has chosen to focus on the development of Multipath Movies for the PC and has deferred development for other platforms, including game consoles, until warranted by market conditions. This focus allows the Company to devote more of its resources to development of Multipath Movie technology and development of additional titles. The Company believes that its decision will have no adverse impact on revenues in the near or medium term.

    DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to four years) using the straight-line method. Depreciation expense increased from $31,000 and $87,000 for the three and nine months, respectively, ended September 30, 1996 to $80,000 and $198,000 for the three and nine months, respectively, ended September 30, 1997. These increases are primarily attributable to additional computer equipment put in place and leasehold improvements made during 1997.

    OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Interest increased from a net expense of $20,000 and $48,000 for the three and nine months, respectively, ended September 30, 1996 to a net income of $45,000 and $215,000 for the three and nine months, respectively, ended September 30, 1997. These increases are due to the higher cash balances as a result of the initial public offering in November 1996 and the repayment of all interest bearing debt.

FLUCTUATING OPERATING RESULTS

    Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, shipping schedules for PC hardware with which Multipath Movies are bundled, introduction or enhancement of products by the Company and its competitors, the ability of the Company to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

    The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company plans to increase its operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

    The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of the Company's net revenues historically have been generated in the fourth quarter of the Company's fiscal year. The Company expects its revenues and operating results will continue to reflect these seasonal factors.

    The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decreased sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be materially adversely affected.

ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

    The Company's current accounting policy follows SFAS No. 86, which provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. Historically, the Company has expensed all costs related to the development of both its software tools and Multipath Movie titles. During the third quarter of 1997, the Company began capitalizing certain development costs related to the production of Multipath Movies in accordance with SFAS No. 86. In the future, if the Company incurs costs to develop digital entertainment products for distribution as home video features or television programming, such discrete costs may be capitalized and amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received, in accordance with Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company's principal source of liquidity was approximately $4.3 million in cash. Prior to the Company's initial public offering in November 1996, a substantial portion of its operations were financed through loans from two significant stockholders, PIE and Reefknot.

    In November 1996, the Company's initial public offering of 2,000,000 shares of Common Stock at $5 per share provided approximately $8.5 million in cash after underwriters' discounts and commissions and offering expenses. All loans from Reefknot and PIE were repaid from proceeds of the initial public offering.

    Net cash provided by operating activities during the nine months ended September 30, 1996 was primarily attributable to revenues of $1,139,000. Net cash used in operating activities during the nine months ended September 30, 1997 was primarily attributable to a net loss of $944,000 and an increase in accounts receivable of $1,869,000. Net cash used in investing activities in the nine months ended September 30, 1997 was due primarily to the purchase of computer equipment. Cash flows used in financing activities in the nine months ended September 30, 1996 was primarily attributable to the repayment of loans from PIE and Reefknot.

    The Company has an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, is currently under development.

    The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. See "Quote Factors That May Affect Future Results of Operations -- Future Capital Needs; Uncertainty of Additional Funding."

            FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 ("SECURITIES ACT") AND SECTION 21E OF THE EXCHANGE ACT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, THE STATEMENTS REGARDING THE COMPANY'S STRATEGIES, PLANS, OBJECTIVES AND EXPECTATIONS, PRODUCT RELEASE SCHEDULES, THE COMPANY'S ABILITY TO DESIGN, DEVELOP, MANUFACTURE AND MARKET PRODUCTS, AND THE ABILITY OF THE COMPANY'S PRODUCTS TO ACHIEVE OR MAINTAIN COMMERCIAL ACCEPTANCE CONSTITUTE FORWARD-LOOKING STATEMENTS. THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, BUT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH BELOW. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR ANY PERSON ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE RISK FACTORS.

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

    Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by user reaction, which is unpredictable. The Company is introducing CYBERSWINE, its first Multipath Movie, in the fourth quarter of 1997. The commercial success of the Company's Multipath Movies will depend on its ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that capture the attention and imagination of the market. In addition, the success of the Company's Multipath Movies will depend upon the Company's ability to develop popular characters and to license recognized characters and properties from third parties for its software titles. There can be no assurance that the Company will be able to develop or license popular stories or characters. The success of a Multipath Movie also depends upon the effectiveness of the Company's marketing and successful introduction of the first Multipath Movie through the Company's bundling relationship with Packard Bell NEC and the retail channel, as well as the quality and acceptance of other competing programs released into the market at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that the Company will be able to successfully introduce the Multipath Movie through its bundling relationship with Packard Bell NEC, in the retail channel or otherwise. Accordingly, there exists substantial risk that some or all of the Company's Multipath Movies will not be commercially successful, resulting in certain costs not being recouped or anticipated profits not being realized. Further, the success of the Multipath Movie genre will substantially depend on the market's reception of the first Multipath Movie. The failure of the Company's initial Multipath Movie to achieve commercial success would damage the ability of the Company to introduce additional titles. Accordingly, the failure of any of the Company's Multipath Movies, and especially its first Multipath Movie, to achieve commercial success, could have a material adverse affect on the business, operating results and financial condition of the Company.

LIMITED OPERATING HISTORY; UNCERTAIN PROFITABILITY

    The Company was founded in September 1993, and shipped its initial traditional CD-ROM product in November 1994 and substantially curtailed this aspect of its business in 1996. The Company acquired the software tools necessary to produce Multipath Movies in August 1996 and has only recently introduced its first Multipath Movie. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. In the third quarter of 1997 the Company was profitable due to revenues associated with its Packard Bell NEC bundling agreement. In order for the Company to achieve sustained profitability, the Company must continue to enter into a variety of distribution and revenue generating arrangements of this type, as well as arrangements with Internet service providers, traditional CD-ROM publishers and retailers. There can be no assurance that the Company will enter into any such arrangements, or that the Company will be able to sustain quarterly profitability.

SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

    The Company depends substantially upon third parties for several critical elements of its business including the development and licensing of content and the distribution of its products.

    DEPENDENCE UPON STRATEGIC AND LICENSING RELATIONSHIPS

    The Company has entered into strategic relationships with Packard Bell NEC, Morgan Creek, CompuServe, S3 and Matrox as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's current and planned products. The Company's business strategy is based largely on its strategic and licensing relationships with these and other companies and its ability to continue to enter into similar strategic and licensing relationships in the future. In these relationships, mutual agreement of the parties is generally required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will be dependent on Packard Bell NEC and other OEMS to bundle Multipath Movies with their hardware products as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such Multipath Movies will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of the Company's first Multipath Movie. The Company is also unable to control, manage or accurately predict the shipping schedules of Packard Bell NEC and other OEM distributors. Delays in such shipping schedules or other distribution problems affecting OEM distributors may materially adversely affect the Company's ability to release its products. Also, Morgan Creek and many other content licensors have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek as well as content licensors to arbitrarily reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Many content licensors are also reluctant to grant broad licenses covering multiple formats (e.g., a license covering both Internet and television distribution rights) to companies without proven track records in the television production business, and, where rights are available, there is often significant competition for licenses. As a result of such competition, and the reluctance by owners of content to grant broad licenses, there can be no assurance that licensed content will be available to the Company at prices, or upon terms or conditions acceptable to the Company or which permit the Company to implement its strategy of producing Multipath Movies for multiple formats. Delays resulting from disagreements with licensors or joint venture partners or the Company's failure to renew or extend a key license, maintain any of its strategic relationships or enter into new licenses and strategic relationships on sound financial terms could materially adversely affect the Company's business, operating results and financial condition.

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

PRODUCT DELAYS AND LIFECYCLES

    The Company's current production schedules contemplate that it will release a number of Multipath Movies in the fourth quarter of 1997, 1998 and 1999. As with any software product, however, until all aspects of the development and initial distribution of a product are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, its revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse affect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products are scheduled to be completed.

    In particular, the Company will expend substantial resources in connection with the launch of its initial Multipath Movies during the fourth quarter of 1997. Any failure to complete one or more of these titles as scheduled could result in the inability to recoup such expenditures and loss of marketing opportunities, retailer fees and consumer interest. Moreover, any delay in the introduction of, or the presence of a defect in, one or more of the titles scheduled to be completed in the fourth quarter could cause the Company to miss the 1997 holiday retail season or other opportunities and could adversely affect the ultimate success of such titles.

DEPENDENCE ON DEVELOPMENT OF ADDITIONAL MULTIPATH MOVIES

    The Company's success will depend largely upon its ability in the future to continuously develop new, commercially-successful Multipath Movie titles and to replace revenues from Multipath Movie titles in the later stages of their life cycles. If revenues from new products or other activities fail to replace declining revenues from existing products, the Company's business, operations and financial condition could be materially adversely affected. In addition, the Company's success will depend upon its ability to develop popular characters and to license recognized characters and properties from third parties for its digital entertainment products. If the Company is unable to develop popular characters or if the cost of licensing characters and properties from third parties becomes prohibitive, the Company's business, operating results and financial condition could be adversely affected. Also, the Company may from time to time, enter into agreements with licensors of intellectual property that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write off unrecovered portions of such payments. If the Company is required to write off a material portion of any advances, or ultimately accrue for the guarantees, its business, operating results and financial condition could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNET DELIVERY

    The Company also intends to distribute certain of its Multipath Movies through its Internet site and through a site on the CompuServe online service. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the CompuServe site, could result in less traffic to and distribution of Multipath Movies via the Internet and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and online service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet site or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

    The seamless appearance of Multipath Movies delivered over the Internet requires that while a scene is being viewed, succeeding scenes must be downloaded. This requires the use of 28.8 kilobits per second or faster modems, computers equipped with high-speed Pentium (or equivalent) microprocessors, 24 megabytes of random access memory and appropriately configured operating systems. These requirements generally are not satisfied by the majority of the base of currently installed PCs. There can be no assurance that adequately equipped and configured computers will become widespread prior to release of the Company's Multipath Movies. Users of computers with less sophisticated PCs may experience noticeable latencies or "lag times" between scene changes. Additionally, the performance characteristics of Multipath Movies delivered via the Internet may not equal those of Multipath Movies delivered solely on CD-ROMs, particularly with respect to perceived seamlessness and sound quality. Moreover, communications between the user and an Internet site delivering Multipath Movies may require routing of Multipath Movie instructions through several servers and may result in brief but noticeable lag times. Noticeable lag times or negative comparisons to Multipath Movies distributed on CD-ROM may reduce the attractiveness of online versions of the Multipath Movies.

    The Company presently serves its Multipath Movies delivered over the Internet through a single vendor. Any significant interruption in service provided by this vendor could interrupt sales and delivery of Multipath Movies and materially adversely affect the Company's ability to conduct its business and maintain customer satisfaction, and thereby materially adversely affect the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH RETAIL DISTRIBUTION

    The Company anticipates that a significant proportion of sales of Multipath Movies will be made through distributors and to retailers. The Company is currently expending significant resources developing a retail sales channel. The expenditures associated with this development are likely to precede the realization of significant sales through this channel. Moreover, the Company has no prior experience in the development or management of the retail channel or sales through such channel. The competition for shelf space in retail stores is intense. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may further intensify. The Company's products are expected to constitute a small percentage of a retailer's sales volume, and there can be no assurance that retailers will provide the Company's products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies, as well as cooperative market development funds. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores, as well as significant price competition, any of which could adversely affect the Company's business, operating results and financial condition.

    Retailers often require software publishers to pay fees in exchange for preferred shelf space. The amounts paid to retailers by software publishers and distributors for preferred shelf space are generally determined on a case by case basis and there is, as of yet, no industry standard for determining such fees, although larger publishers and distributors will likely have a competitive advantage in this regard to the extent they have greater financial resources and negotiating leverage.

    At the time of retail product shipment, the Company will establish reserves, including reserves which estimate the potential for future returns based on seasonal terms of sale and distributor and retailer inventories of the Company's products, as well as other factors. The Company intends to recognize revenue from the sale of its products upon delivery except for sales made to certain distributors where the right of ownership does not pass at delivery. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. Furthermore, if the Company's assessment of the creditworthiness of its customers receiving product on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such future write-offs will not occur or that amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

    The markets for the Company's digital entertainment products are intensely competitive, subject to rapid change and characterized by constant demand for new product features at reduced prices and pressure to accelerate the release of new products and product enhancements. The primary competitive areas for the Company are identified below.

    COMPUTER GRAPHICS SPECIAL EFFECT FIRMS. The Company expects to compete with computer graphics special effects firms, including Pixar, Industrial Light & Magic Inc. ("ILM"), an affiliate of Lucasfilm Ltd. ("Lucasfilm"), Digital Domain, Sony ImageWorks, Pacific Data Images, Rhythm & Hues and Boss Film Studios, Inc. These computer graphics special effects firms are capable of creating their own three-dimensional computer animated feature films and may produce three-dimensional computer animated feature films for movie studios that compete with the Company. Pixar already has produced and successfully released an animated feature film, TOY STORY, and ILM has created and produced three-dimensional character animation used for the ghosts in the live action film CASPER. These firms, each of which has greater financial and marketing resources than the Company, are expected to compete intensely with the Company in the production of animated digital products.

    CD-ROM PUBLISHERS. The CD-ROM industry is intensely competitive and consumer demand for particular software products may be adversely affected by the proliferation of competitive products. The Company believes that the primary competitive factors in the market for CD-ROM products include creative content, product quality, technological capabilities, pricing, breadth of features, marketing and distribution resources and customer service and support. The Company will compete primarily against companies offering entertainment software and related products. The Company's competitors in this area will include several large companies with substantially greater name recognition, financial, technical, marketing and other resources, including Broderbund Software, Inc. ("Broderbund"), GT Interactive Software, Inc. ("GT Interactive"), Electronic Arts, The Learning Company, Inc. ("Learning Company"), CUC International, Inc. ("CUC"). Moreover, large corporations, such as the Walt Disney Company ("Disney") and Microsoft Corporation ("Microsoft"), with substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the market for CD-ROM entertainment products.

    MOVIE STUDIOS AND PRODUCTION COMPANIES. The Company's Multipath Movies will compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros. Inc. ("Warner Bros."), Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Sony Pictures, Inc. ("Sony"), Lucasfilm, Universal City Studios, Inc. ("MCA Universal") and MGM/UA, as well as numerous other independent motion picture and television production companies. Several movie studios already have developed and released animated feature films and the Company expects additional competition in the animated feature film market from these and other movie studios. Other movie studios have announced their intention to enter the animated feature film market, including DreamWorks SKG, a studio formed in 1994 which is expressly targeting the animated film market. The Company's broadcast and home video products will compete with the films of these movie studios for audience acceptance and exhibition over broadcast/cable and home video channels. In addition, the Company will compete with movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the movie studios with which the Company will compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing, and other resources than does the Company. Due to their substantially greater resources, these movie studios likely will be able to enter into more favorable distribution arrangements and to promote their films and television programming more successfully than the Company.

    Several movie studios, including Disney and Lucasfilm (through its affiliate ILM), have developed their own internal computer animation capability and have created computer animation for special effects in animated films. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, the Company believes that continuing enhancements in computer hardware and software technology will lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products.

    In response to all of these competitive forces, the Company will be required to make a high level of investment in content and tool development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or, even if they are made, that the Company's products will be competitive. Additionally, present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing or product giveaways. These competitive pressures may necessitate price reductions by the Company, thus reducing the Company's profit margins. In addition, as the number of competitors increases and competition for valuable leisure time available to be devoted to the products such as those of the Company and equally scarce retail shelf space becomes more intense, the Company may need to increase marketing expenditures to maintain sales and product differentiation. Also, as competition for popular titles and themes that may be used in entertainment software increases, the cost of acquiring such titles and properties is likely to increase, resulting in reduced margins. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

MANUFACTURING RISKS

    The production of the Company's Multipath Movies for the retail distribution channel consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products, all of which will be performed for the Company by third party vendors in accordance with the Company's specifications and forecasts. Currently, the Company will use primarily one vendor for each of these services. While these services are available from multiple vendors and at multiple sites, there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay and without materially adversely affecting the Company's results of operations. The Company does not have contractual agreements with any of its third party vendors, which may result in an inability to secure adequate services in a timely manner. Demand for the services of these vendors is also seasonal, with peak demand, and service and production backlogs and delays occurring in September, October and November of each year. The Company's retail Multipath Movies must be manufactured, assembled, printed, packaged and shipped in this environment of strained capacity and must compete for capacity and priority with the CD-ROM products of many substantially larger competitors of the Company which are able to wield substantially greater influence with the Company's vendors than can currently be exerted by the Company. If the Company is unable to secure adequate services to timely produce and deliver its products for fourth quarter sales, the Company's business, operating results and financial condition would be materially adversely effected.

SOFTWARE TOOLS AND PRODUCT DEVELOPMENT

    The suite of software tools that will enable the Company to create its Multipath Movie has been developed over the past two years and additional refinement of these tools may be necessary in order continue to enhance the Multipath Movie format. The Company believes that its future success depends in large part upon the continuous enhancement of the software tools used to create the Multipath Movie. If problems in the development of the Company's software tools arise, no assurance can be given that the Company will be able successfully to remedy these problems. Also, entertainment products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that errors or defects will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which would have a material adverse effect upon the Company's business, operating results and financial condition.

RAPID EXPANSION AND MANAGEMENT OF GROWTH

    Implementation of the Company's business plan, including introduction and marketing of the Company's Multipath Movies, management of the Company's joint venture with Morgan Creek, management of the Company's strategic relationship with Packard Bell NEC, negotiation of additional content licensing and distribution agreements, management of Internet service providers, the expansion of the Company's studio in Australia and the development of a new studio in California, and the general strains of the Company's role of a public company have resulted in a significant expansion of the Company and will require that the Company continue to significantly expand its operations in all areas. This growth in the Company's operations and activities has placed and will continue to place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, and to increase production levels and commence marketing and distribution of its products will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its marketing and production staff, a process which is expected to continue following the Offering. The Company's failure to manage implementation of its business plan and the changes made to structure and prepare for the Offering would have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

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

RAPID TECHNOLOGICAL CHANGE; CHANGING PRODUCT PLATFORMS AND FORMATS

    The entertainment software market and the PC industry in general are characterized by rapid and significant technological developments and frequent changes in computer operating environments. To compete successfully in these markets, the Company must continually improve and enhance its existing products and technologies and develop new products and technologies that incorporate technological advances while remaining competitive in terms of performance and price. The Company's success also will depend substantially upon its ability to anticipate the emergence of, and to adapt its products to, popular platforms for consumer software.

    The Company has designed its Multipath Movies for use with the IBM-compatible PC. The Company intends to design future products for use with new platforms which will require substantial investments in research and development. Generally, such research and development efforts must occur one to two years in advance of the widespread release or use of the platforms in order to introduce products on a timely basis following the release of such platforms. The research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has chosen to support platforms that ultimately will be successful or that the Company will be able successfully to create software titles for such platforms in a timely manner, or at all.

DEPENDENCE ON KEY PERSONNEL

    The Company's success has and will continue to depend to a significant extent upon certain key management, product development and technical personnel, many of whom would be difficult to replace, particularly Mark Dyne, its Chairman and Chief Executive Officer, and Kevin Bermeister, its President. Although the Company has entered into employment agreements with certain officers, such agreements are terminable upon 30 days notice by either party. Accordingly, there can be no assurance that such employees will continue to be available to the Company. The loss of the services of one or more of these key employees could have a material adverse effect on the Company and the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of technical and managerial skills, including software development and programming expertise. Significant competition exists for such personnel and the companies with which the Company competes are often larger and more established than the Company. Additionally, there is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain such personnel. There can be no assurance that the Company will be able to retain and motivate its managerial and technical personnel or attract additional qualified members to management or technical staff. The inability to attract and retain necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

SHARED RESPONSIBILITIES AND OTHER EMPLOYMENT COMMITMENTS OF CHIEF EXECUTIVE
  OFFICER AND PRESIDENT

    The Company's Chief Executive Officer and Chairman, Mark Dyne, and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft and other businesses. Mark Dyne also serves as Chairman of the Board of Tag-It Pacific, Inc. Kevin Bermeister also serves as managing director of Sega Enterprises (Australia) Pty., Ltd. ("Sega Enterprises"). Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a certain amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister. There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

CONFLICTS OF INTEREST

    Certain of the Company's directors and officers are directors or officers of potential competitors and/ or strategic partners of the Company. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of the directors, or officers and/or their affiliates, on the other hand. The Company's Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to the Company any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa. The Company's Certificate of Incorporation provides that Messrs. Dyne and Bermeister are not required to present to the Company any other opportunities which potentially may be of benefit to the Company.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company's future capital requirements will depend on many factors, including but not limited to, the number of Multipath Movies developed, the cost of content development, marketing and distribution, the size and timing of future acquisitions, if any, and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

                                     PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    On September 1, 1997, the Company issued warrants to Packard Bell NEC to purchase up to 200,000 shares of Common Stock for $200.00 (the "Warrants") in connection with an amendment to the Company's distribution agreement with Packard Bell NEC. Packard Bell NEC covenanted that (i) it acquired the Warrant for its own account with the present intention of holding such Warrant for investment purposes only and not with a view to, or for sale in connection with, any distribution of such Warrant (other than a distribution in compliance with all applicable federal and state securities laws); (ii) it is an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the Warrant and of protecting its own interests in connection with the transaction at issue;
(iii) it is willing to bear and is capable of bearing the economic risk of an investment in the Warrant; and (iv) the Company made available, prior to the date of issuance of the Warrant, to it the opportunity to ask questions of the Company and its officers, and to receive from the Company and its officers information concerning the terms and conditions of the Warrant and to obtain any additional information with respect to the Company, its business, operations and prospects, as reasonably requested by it; and (v) it is an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         10.1 Site Management Agreement, dated June 2, 1997, between CompuServe Incorporated and Brilliant Digital Entertainment, Inc. [Confidential Treatment Requested].
         10.2 Letter Agreement, dated September 22, 1997, between Packard Bell NEC and the Company. [Confidential Treatment Requested].
         11.1   Computation of Per Share Earnings (Loss).
         27.1   Financial Data Schedule.

    (b)  Reports on Form 8-K.

         Report on Form 8-K dated July 21, 1997 reporting under Item 4 thereof the engagement of Price Waterhouse LLP as the Company's independent auditors for the year ending December 31, 1997 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective July 21, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: November 4, 1997                      /s/Michael Ozen
                                       ---------------------------------------
                                       By:   Michael Ozen
                                       Its:  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer) and
                                             Secretary

                                EXHIBIT INDEX

EXHIBIT
 NUMBER  EXHIBIT DESCRIPTION
-------  -------------------

10.1 Site Management Agreement, dated June 2, 1997, between CompuServe Incorporated and Brilliant Digital Entertainment, Inc. [Confidential Treatment Requested].

10.2 Letter Agreement, dated September 22, 1997, between Packard Bell NEC and the Company. [Confidential Treatment Requested].

11.1     Computation of Earnings (Loss) per Common Share.

27.1     Financial Data Schedule.