Form 10KSB
period 1997-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1998-03-31
CIK 1022844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

                    6355 TOPANGA CANYON BOULEVARD, SUITE 120
                        WOODLAND HILLS, CALIFORNIA 91367
              (Address of Principal Executive Offices and Zip Code)

                                 (818) 615-1500
                (Issuer's telephone Number, Including Area Code)

       Securities registered under to Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
    Title of Each Class                          on which Registered
COMMON STOCK, $.001 PAR VALUE                  AMERICAN STOCK EXCHANGE


       Securities registered under to Section 12(g) of the Exchange Act:

                                      NONE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes   /X/           No   / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The issuer's revenues for the fiscal year ended December 31, 1997 were $2,481,000.

         At March 27, 1998 the aggregate market value of the voting stock held by non-affiliates of the issuer was $15,489,245.

         At March 27, 1998 the issuer had 9,403,001 shares of Common Stock, $0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                  Yes   / /           No   /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders, currently scheduled to be held on May 22, 1998, are incorporated by reference into Part III of this Report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

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

         BII Australia became a wholly-owned subsidiary of the Company in August 1996 through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, on September 30, 1996 the Company acquired SAND. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand. Sega Ozisoft and BII Australia began working together during November of 1994 to jointly continue the development of SAND's software tools. BII Australia provided consulting advice regarding integration of individual tool components, the required functionality of the tool suite and technical issues impacting the use of text, sound, graphics and other special effects in the development of an interactive digital entertainment product. BII Australia and Sega Ozisoft formalized their relationship on January 17, 1996 with an agreement through which BII Australia provided continued technical assistance for the enhancement of SAND's software tools and in the development of the first Multipath Movie product, which is based on the Australian comic strip character "Cyberswine."

GENERAL

         Using its proprietary state-of-the-art software tools, the Company produces Multipath(TM) Movies, which are three-dimensional digitally animated stories each with up to hundreds of plot alternatives, or paths, leading to multiple distinct conclusions that are influenced by the user. The Company's Multipath Movies feature seamless interactivity leaving the plot and graphical presentation of the story uninterrupted by the user's decisions. The Company utilizes a single cost-efficient production process to produce multiple formats of a particular Multipath Movie title for different distribution channels, such as the Internet, CD-ROM or television programming. In addition, the Company has developed a system that permits real time distribution of, and user interaction with, its Multipath Movies over the Internet.

         As a key part of its strategy, the Company has secured quality content for its Multipath Movies from a number of proven sources, including Superman from D.C. Comics (a subsidiary of Warner Bros.), Xena: Warrior Princess and Hercules & Xena the Animated Movie, each from Universal Studios, Ace Ventura from Morgan Creek, Popeye from King Features Syndicate and the Choose Your Own Nightmare series for kids from Bantam Doubleday Dell Books. The Company also develops Multipath Movies based on internally-developed content. Further to its strategy, the Company has entered into distribution agreements with key industry participants Packard Bell NEC, CompuServe, and graphics acceleration hardware manufacturers Matrox and S3.

         The Company's Multipath Movies combine the best qualities of traditional filmed entertainment -- complex characters, stories and plots, with the best of the traditional computer game -- interactivity. The Company's Multipath Movies are designed to appeal to the entire home PC market, including both the core gamer and the much larger segment of PC users not currently served by traditional game developers. In order to offer digital entertainment products with wide appeal, the Company is producing a variety of Multipath Movies tailored to various demographic groups, such as its Storyteller(TM) Series in which an animated storyteller narrates engaging interactive stories targeted at children eight to twelve years of age and Multipath Movies for Kids(TM), including Popeye, targeted to children as young as three years old. Multipath Movies incorporate a number of features that the Company believes represent significant technical enhancements over existing digital entertainment. For example, animated characters created using the Company's tools appear humanlike and have realistic features, facial expressions and mouth movements. Multipath Movies also allow users to control characters' moods as opposed to only their actions. In addition, a typical Multipath Movie will encourage viewers to interact with the story seamlessly, influencing the plot without interrupting its flow or graphical presentation.

         The Company's first Multipath Movie title, Cyberswine, was released at the end of the fourth quarter of 1997. The Company expects to expand the release of Cyberswine during the second quarter of 1998 through its distribution agreement with Packard Bell NEC. Pursuant to additional distribution agreements, Matrox is also bundling Cyberswine with its m3D line of 3D graphics acceleration chip sets, and S3 may bundle Cyberswine with its graphics chip sets. The Company has also entered into a distribution agreement with CompuServe through which the Company is establishing its own Multipath Movie site on the CompuServe service enabling each of CompuServe's subscribers in the United States to purchase Cyberswine and other Multipath Movies. The Company intends to use its existing and future distribution relationships for subsequent Multipath Movie titles that are currently in production.

         Beginning in late 1998, the Company plans to release certain of its Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. The Company intends to segment such Multipath Movies into 30-minute episodes and, by packaging together multiple episodes, can create a season-length series for the broadcast market. Similarly, the Company intends to produce 80- to 120-minute animated features for the home video market. The Company believes that it can produce Multipath Movies for television programming and home video features at costs substantially below typical industry costs. The Company intends to enter into joint ventures or partnerships with film and television production companies to jointly develop and release digital entertainment for the broadcast and home video markets utilizing the Company's proprietary tools.

         Using its proprietary software tools in conjunction with the Company's digital production and layup skills, the Company develops Multipath Movies in a single production process. The Company has five proprietary software tools: (i) ScripNav, a software tool that enables a script writer to write, review and correct branching multipath scripts; (ii) TalkTrack, a software tool used to synchronize facial expressions and mouth movements to voice soundtracks automatically; (iii) SCuD Engine, a software system which collects and integrates the output from all of the component tools to produce the Multipath Movie; (iv) Mr. Copy, a new software tool that arranges, reorders and, using licensed technology, compresses and decompresses audio and bit map files created during the production of a Multipath Movie and optimally organizes the files for use in playing the Multipath Movie; and (v) DigitalProjector, which contains all the necessary elements to load and play a Multipath Movie. Utilizing its proprietary software tools, the Company can produce each title in multiple formats in a single cost-efficient production process, enabling the Company to amortize its production costs across the revenue streams from each format. In addition, the Company's TalkTrack tool allows for low-cost modification of Multipath Movies to other languages without the awkward appearance of dubbed movies. The Company's proprietary software tools and production process are designed to emulate traditional film writing and production techniques and allow screenwriters, directors and producers to develop Multipath Movies without any detailed knowledge of computer programming or significant assistance from expensive programming teams. The Company believes that the utilization of existing entertainment resources will enable it to generate high-quality digital entertainment at a low cost.

         The Company has significantly strengthened its title development and production pipeline during 1997. As of March 27, 1998, the Company has completed eleven episodes, as set forth below, and has 54 additional Multipath Movie episodes in various stages of development and production. The Company plans to complete an additional 20 episodes during 1998 and the balance of the current production slate, or 34 episodes, during 1999. The Company plans to release completed episodes based upon market conditions and other factors, including the bundling and shipping schedules of its OEM distributors.

                                                            EPISODES IN
                                                            DEVELOPMENT       1997          1998         1999
TITLE                               CONTENT SOURCE         OR PRODUCTION   COMPLETIONS   COMPLETIONS   COMPLETIONS
-------------------------------  ------------------------  -------------   -----------   -----------   -----------
Cyberswine...................    Internally developed             2             5           --              2
Gravity Angels...............    Internally developed             8             1             4             4
Ten Weeks in the Head Bin....    Internally developed             4           --            --              4
Choose Your Own Nightmare....    Bantam Doubleday Dell           12             4             6             6
Popeye.......................    King Features Syndicate          2             1             2           --
Ace Ventura..................    Morgan Creek                     9           --              3             6
Xena: Warrior Princess.......    Universal Studios                9           --              3             6
Superman.....................    D.C. Comics                      8           --              2             6
                                                           -------------   -----------   -----------   -----------
    TOTAL....................                                    54            11            20            34
                                                           =============   ===========   ===========   ===========

THE DIGITAL ENTERTAINMENT MARKET

         Digital entertainment is intended to combine the best elements of filmed entertainment, creative artistry and engaging plotlines, in a multimedia format complete with high-quality stereo sound, graphics and animation to produce a realistic experience. Digital entertainment is created, stored and can be distributed electronically. Examples of current digital entertainment products include high-end computer games, virtual reality attractions, and computer-animated television programs and feature films. Traditionally, digital entertainment has been distributed on CD-ROM and game console cartridges. Leading edge digital entertainment products are now also being released online to capitalize on the tremendous current interest in the Internet and the World Wide Web. In addition, digital entertainment products have recently been released as broadcast television and cable programming, home videos, and even full length feature movies, although on a limited basis.

         TECHNOLOGY AND DIGITAL ENTERTAINMENT

         The market for digital entertainment evolved and has grown dramatically with the increasing proliferation and sophistication of personal computers and game playing consoles, and with the widespread use of the Internet. Sales of personal computers to home users have increased in recent years as a result of declining prices and increased functionality of PCs. The number of multimedia PCs used in homes worldwide is expected to grow from 40 million in 1996 to 67 million in 2000. These enhanced processing, graphics, sound, storage and transmission capabilities have enabled PC users to more easily operate multimedia software and digital entertainment products. In addition, technological advances have enabled millions of consumers and businesses to utilize the Internet, particularly the World Wide Web. International Data Corporation estimates that World Wide Web users grew to approximately 35 million by the end of 1996 and will grow to approximately 163 million by 2000. Widespread use of the Internet has become possible with technological improvements in data transmission, such as the development of more powerful data servers and faster modems.

         The Company believes that the demand for digital entertainment will continue to grow given the increasing multimedia capability of today's PCs, the growing popularity of the Internet and the increasing ease in accessing the Internet. Despite the technological advances that have been made in producing, processing and delivering digital entertainment, the Company believes that the consumer will expect digital entertainment products to have increasingly sophisticated features, including more realistic graphics and special effects, user control of more complicated or subtle character movements and real time interactivity.

INTRODUCING THE MULTIPATH MOVIE

         The Company's Multipath Movies combine the best qualities of traditional filmed entertainment -- complex characters, stories and plots, with the best of traditional computer games -- interactivity. Multipath Movies are three-dimensional, digitally animated stories with many plot alternatives, or paths, that are influenced by user interaction throughout the story. The Company is targeting a larger market than users of traditional computer games for its Multipath Movie products; Multipath Movies will be as short as 30 minutes in length so that users can enjoy them within a single sitting and will utilize content that is designed to appeal to a wide variety of audiences.

         Multipath Movies are unlike any other entertainment product known to the Company. In contrast to existing compressed video interactive movies, the action of a Multipath Movie does not stop while a user makes decisions. A user's decisions are implemented seamlessly because the Company's proprietary DigitalProjector has the technical ability to form and manipulate streams of complex three-dimensional animated images in real time, sequentially, for the duration of the movie. A Multipath Movie provides the user with up to hundreds of plot branches leading to a number of different conclusions. The opening scenes of each Multipath Movie will require limited interaction, which is intended to introduce users to the story in a manner that builds user empathy with the lead characters and teaches the user how to interact with a Multipath Movie. Further into a Multipath Movie, the level of prompted interactivity will increase and prompts are designed to become less direct and more intuitive. Users interact with Multipath Movies by responding with a mouse, keyboard or remote control device to decision points which affect the plot of a Multipath Movie. Decision points are identified by indicators that include (i) on-screen or dialogue prompts that manipulate the moods and personality profiles of the main characters, which in turn produce new plot directions and story lines, (ii) a character choice icon appearing at pre-scripted points where there is tension between two characters or characters have differing opinions about an issue which requires the viewer to make a supportive selection, and (iii) a mechanism which inventories items a character has collected in prior scenes and provides the user access to those items at set moments which in turn affect the action and the outcome of a scene.

         For example, in viewing Cyberswine, the users' responses to prompts determine a character's actions and affect the character's mood, thereby influencing its future decisions. If the user elects not to respond at any given prompt, the collective impact of the user's previous responses on the character's mood will drive subsequent branching decisions. In Cyberswine, if a user elects aggressive options in response to prompts, subsequent branching decisions will be made automatically as if an aggressive response was given by the user. Additionally, in Xena: Warrior Princess the Company plans to incorporate an interface mechanism enabling users to make characters collect items such as weapons, valuables or food that they can use in later scenes.

         The Multipath Movie allows the user to jump forward or reverse to previously viewed scenes and, if desired, to select a different decision path. The user can view the Multipath Movie from the perspective chosen by the director or elect an almost infinite number of alternative camera angles. The user can also control camera angles to search for information or clues that might prove valuable in later scenes. In addition, users or their parents can select an appropriate age rating (such as "G," "PG," or "R") and thereby limit certain camera angles or scenes. Multipath Movies can also include a feature enabling more than one user to interact with the characters of the Multipath Movie.

         The Company plans to release Multipath Movies in the following formats:

         Retail CD-ROM Titles. The Company intends to produce versions of its Multipath Movies in stand alone CD-ROM format for retail distribution.

         Bundled Titles with Online Capability: The Company is developing a system that enables users to play Multipath Movies in real time over the Internet through various online delivery systems. To date, low data transmission rates have precluded real-time video viewing of digital entertainment over the Internet, but the Company has developed a system permitting real-time online interactivity with its Multipath Movies. As part of the Company's system, most of the data necessary for viewing Multipath Movies is distributed on CD-ROM or installed on PC hard drives by manufacturers. This data generally includes a library of characters, scenes, graphics, sound and other components, as well as DigitalProjector, which includes the architecture necessary for playing the Multipath Movie and accessing the Internet for future episodes. Generally, consumers will receive a preview or first episode of a Multipath Movie title without being required to connect to the Internet. Because most of the data necessary to play a Multipath Movie and future episodes is resident on the CD-ROM or hard drive of the viewer's computer, a low-bit rate data stream can be delivered via the Internet to provide the animation and storyline for future episodes. The Company is currently also developing technology that will stream animation messages as well as sound, which will then not be required to reside on the user's CD-ROM or hard drive.

         Television Broadcast/Cable Programming and Home Video. The Company also plans to release certain of its Multipath Movie titles in non-interactive format, as television broadcast/cable programming and as home video features. The Company intends to segment such Multipath Movies into episodes for sale into the 30-minute broadcast and cable series market. By packaging together multiple episodes, the Company can create a season-length series. Similarly, the Company plans to produce features from certain Multipath Movies by selecting a predetermined plot ending and to market these 80- to 120-minute features to home video publishers.

         MULTIPATH MOVIE CONTENT CATEGORIES

         The Company is developing a broad range of Multipath Movie titles designed to appeal to viewers of varying ages and tastes. Much of the PC-based digital entertainment developed to date has been designed for the dedicated computer game player, typically an eight to 21-year-old male with substantial free time and spending money who appreciates game playing complexities. The Company's strategy is to develop and produce Multipath Movie titles based upon various types of compelling content directed at discrete consumer categories. Because internally-developed titles require significant time and expertise, the Company intends to place even greater emphasis on licensed content in the future. The Company is currently developing titles according to the following categories:

         Multipath Movie Features. The Company's first Multipath Movie, Cyberswine, was produced from original scripts developed by the Company, and is loosely based on an Australian science fiction comic strip series. The Company has certain royalty obligations on revenues derived from Cyberswine. The Company is also developing various other titles for this category including the internally generated series, Gravity Angels and Ten Weeks in the Head Bin, as well as titles based on licensed content including Ace Ventura, Xena: Warrior Princess and Superman. Additional titles in this category will be based on science fiction, adventure, comedic and other types of underlying content and may capitalize on popular and widely recognized film, television and comic strip characters and personalities. The Company intends to investigate and pursue content opportunities for this category that will continually broaden the appeal of Multipath Movie features.

         Storyteller Series. The Company is also developing the Storyteller Series, which is a series of Multipath Movies targeting children eight to twelve years of age. The Storyteller Series will be based upon published children's books and original stories. Initial titles in the Storyteller Series, including Night of the Werewolf and Biting for Blood, will be based upon Bantam Doubleday Dell's popular children's series, Choose Your Own Adventure, currently comprised of approximately 181 titles, and Choose Your Own Nightmare, currently comprised of approximately 18 titles. Each of these book series is written in a branching format, in which the reader will skip to different pages or chapters of the book depending upon responses to questions posed in the story. Because of the branching nature of the Choose Your Own Adventure and Choose Your Own Nightmare series, the Company believes that these stories are ideally suited to the multipath format of the Storyteller Series. The Company introduced the Storyteller Series at the end of the fourth quarter of 1997.

         Multipath Movies for Kids. The Company is developing Multipath Movies for Kids for children three to twelve years of age. These titles will be specifically designed to appeal to this age group by including more comic-like characters and engaging music and sound effects. The first title, Quest for the Woolly Mammoth, featuring Popeye, was completed at the end of the fourth quarter of 1997.

INTERNET TICKETING

         The Company has also developed its own proprietary ticketing system to collect revenue from its online users. The Company's ticketing system is designed for compatibility with a wide variety of data storage and content billing arrangements, and to provide added value for ISPs and allow customers to be billed more easily under a variety of charging options. The Company's ticketing system allows a viewer to purchase a "Movie Ticket." The Company's proprietary ticketing system and multipath serving software currently reside on restricted access servers at the facilities of Worldsite Networks ("Worldsite"), and are maintained, upgraded and queried for reports by the Company via remote access. Through the facilities of Worldsite, the Company (i) receives requests from customers to purchase Tickets, (ii) receives, processes and transmits credit card or other payment authorization sufficient to allow the Company to receive payment of the price of each Ticket from the customer's bank, credit card processor, ISP, debit account, or special purpose Internet charge or payment account, (iii) delivers Tickets to customers, (iv) provides Multipath Movie instructions after receipt, verification and cancellation of the customer's Ticket and (v) collects and processes information relating to customers for the benefit of the Company.

THE PRODUCTION OF MULTIPATH MOVIES

         The production process for Multipath Movies consists of eight phases: scripting, creative design, voice and sound, model and world building, texturing and lighting, blocking/camera editing, special effects animation and the generation of rendered output.

         The production of a Multipath Movie is very similar to the production of a traditional film. Just as the traditional film director identifies locations, builds sets and chooses actors, the digital Multipath Movie director builds "worlds" and "models." In the same way that traditional filmed entertainment directors give actors wardrobes and props, the Multipath Movie director "textures" the models.

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

         TECHNOLOGY; BRILLIANT'S SOFTWARE TOOLS AND PRODUCTION CAPABILITIES

         The Company has developed five proprietary software tools that enable it to produce high-quality Multipath Movies: (i) ScripNav, a software tool that enables a script writer to write, review and correct branching multipath scripts; (ii) TalkTrack, a software tool used to synchronize facial expressions and mouth movements to voice soundtracks automatically; (iii) SCuD Engine, a software system which collects and integrates the output from all of the component tools to produce the Multipath Movie; (iv) Mr. Copy, a new software tool that arranges, reorders and, using licensed technology, compresses and decompresses audio and bit map files created during the production of a Multipath Movie and optimally organizes the files for use in playing the Multipath Movie; and (v) DigitalProjector, which contains all the necessary elements to load and play a Multipath Movie.

         ScripNav. ScripNav was developed specifically for the writing of complex Multipath Movie scripts. A scriptwriter will use ScripNav to compose, edit and finalize a script using a commercially available word processing package. Then, the scriptwriter will insert various subplots into scenes in order to adapt the script to the Multipath Movie format; the alternative subplots, or paths, are based upon different temperaments of the lead character. For example, if the character is angry, the character will approach the other characters and the events in the scene in a much more aggressive and hostile manner, which will, in turn, send the plot in the appropriate direction. By inserting directional guides throughout the script, the scriptwriter is able to create a script with multiple paths and endings based on a character's moods and his or her interactions with the other characters. Once the script has been developed in the Multipath Movie style, ScripNav enables the scriptwriter to read, review and correct the script. ScripNav then corrects for syntax and branching errors and allows the scriptwriter to review the multiple plots produced. Lastly, ScripNav produces statistics that allow the scriptwriter to identify scenes that either cannot or are unlikely to be reached through the plot's development and, therefore, should be excluded from the final Multipath Movie product.

         TalkTrack. TalkTrack automatically synchronizes a character's lip movements with corresponding dialogue tracks by examining wave files and generating output files that contain references to the appropriate mouth shapes. The tool samples sounds and matches them to the most appropriate mouth shape, and in the process, builds a library of correct sound samples with a direct relationship to a correct mouth shape. As the Company creates more content, it will build a library of improving sound and mouth shape matches. The Company believes that TalkTrack is a more efficient and cost effective way to incorporate voice into Multipath Movies than other existing sound tools. In addition, TalkTrack allows for low cost modification of the Multipath Movies to any language without the awkward appearance of dubbed movies. The sophistication of this tool was significantly enhanced during 1997 by incorporation of improved voice sampling techniques and database applications and by incorporating licensed lip synchronization technology.

         SCuD Engine. SCuD Engine is the centerpiece of the Multipath Movie development and production process. SCuD Engine is an object-oriented environment that collects and integrates source files from ScripNav, graphics, sound and TalkTrack tools and makes them available for layup and editing. SCuD Engine provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. When a previously unedited scene is opened, SCuD Engine retrieves the text for the scene from the script text file of ScripNav and places the text in on-screen blocks or slots. The layup artist can then view the descriptive or dialogue text while attaching imported graphics, sound and other source material to that line of script. SCuD also includes a Shot Based Editing System which enables multiple sets and or props to be incorporated into one scene such that cuts and edits can take place in line with a traditional film environment. For example, in Cyberswine the specific scene data (sets and props) could be loaded into memory and then shown through different camera positions. In Gravity Angels, data from a number of different scenes (multiple scene sets and props) can be loaded into memory residing in an 'off' state until it needs to be used by the camera or editor at which state it returns to an 'on' state. This substantially improves the visual richness of scenes.

         Mr. Copy. The Company has recently developed Mr. Copy which builds, integrates and allocates the final data files in composing a Multipath Movie to be played on the DigitalProjector. Mr. Copy arranges, assembles and, using licensed technology, compresses and decompresses thousands of audio and bit map files that are created during the development of a Multipath Movie in a manner that optimizes the playing of the title. Mr. Copy compresses files allowing up to five hours of branching content to be captured in as little as 60 megabytes of disk space, as compared with conventional technologies which presently would require at least one gigabyte of storage.

         DigitalProjector. DigitalProjector contains all the necessary components to load and play the final Multipath Movie product. DigitalProjector is the software engine for any system that is being used to play the Multipath Movie and is generally the only software tool that the Company must modify to permit the Multipath Movie to be adapted to new platforms. The Company has developed DigitalProjector for IBM-compatible PCs, and may develop DigitalProjector for other platforms.

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

         In order to further promote the Multipath Movie as a digital entertainment format, the Company intends to release on a limited basis object code versions of its software tools to selected entertainment production companies and other entertainment professionals. The Company intends to release these software tool sets through joint venture arrangements in which the Company can control the proprietary value of the software tools and control their dissemination. As part of these joint venture arrangements, the Company will provide certain technical and production assistance, while deriving revenue from a retained ownership interest in the Multipath Movie titles produced by the joint venture partner. The Company will particularly target potential joint venture partners with either the type and availability of content or other creative and production skills that are well-suited to the software tools and production of Multipath Movies. The Company believes that the availability and use of the software tools by the entertainment community at large will stimulate the overall level of interest in the Multipath Movie format and will increase the number of available Multipath Movie titles, thereby helping to establish the Multipath Movie format as a de facto standard. Additionally, the Company intends to selectively adapt and enhance its tools to include features suggested by entertainment production professionals.

SALES AND MARKETING

         The Company's sales and marketing program is designed to achieve revenue growth, create and continue capturing new customers and promote the ongoing growth of the Multipath Movie genre through various distribution methods and promotional initiatives. In order to facilitate the broad acceptance of Multipath Movies, the Company is pursuing a broad distribution strategy. The Company is focusing on three primary channels in building broad distribution of its product formats:

         CD-ROM Retail Channels and Direct-To-Retail. The Company is continuing to establish a retail distribution program in which Multipath Movies will be marketed through traditional software publishers and distributors nationwide. In addition, the Company will seek to substantially broaden distribution in retail and mass market outlets, including video retailers, during 1998. The Company seeks to develop multiple arrangements without giving broad title exclusivity to any particular publisher or distributor. To complement these arrangements, the Company is also establishing a direct-to-retail program in which the Company will enter into certain marketing and distribution agreements with selected retailers with particular emphasis on national and regional computer, office and mass merchants. The Company will outsource the logistical, shipping and warehousing needs for its direct-to-retail program.

         Internet and Online Services. Given the importance of Internet and online delivery in the overall success of the Multipath Movie format, the Company believes that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, the Company seeks to bundle its titles on various types of PC hardware. Through its relationship with Packard Bell NEC, Packard Bell NEC is obligated to bundle the Company's products on up to six million PCs shipped during a three-year period. The Company will continue to pursue additional bundling arrangements with other OEM manufacturers. To complement its title bundling arrangements, the Company is also establishing a site for its Multipath Movies as part of the online service offered by CompuServe, including a bulletin board, library and conferencing/chat area. As part of this program, selected Multipath Movie titles will be distributed to Compuserve users on CD-ROMs, which will allow them to purchase Multipath Movies through this site.

         Television Broadcast/Cable Programming and Home Video. The Company currently anticipates that it will begin to market its Multipath Movies as television programming and home video features. Due to the episodic and serial nature of its Multipath Movies, the Company's titles are easily adaptable to the episodic television market. In addition, by grouping multiple episodes together, the Company can also produce titles for the cable and direct to video markets.

INTERNATIONAL SALES AND MARKETING

         The Company's international sales and marketing strategy will be managed from the United States and will be executed through a combination of domestic and offshore efforts. The Company's strategy for international distribution is to utilize exclusive arrangements for specific countries or dedicated territories with distributors, which in management's opinion, are best suited to direct the commercial launch and ongoing marketing support of products in that country or territory. The Company believes that it will be able to continue to capitalize on management's extensive network of international relationships and background in the international distribution of CD-ROM products. In 1997, the Company retained a managing director for Europe, based in the United Kingdom. The Company is currently exploring possible product development and distribution joint venture and strategic relationship opportunities in Europe. The Company believes that product distribution in Europe will require implementation of localized distribution strategies and methods through established regional distributors. In addition, the Company believes that greater emphasis on traditional retail distribution methods will be required in Europe initially because of lower Internet usage rates in this region.

         Given the global nature of the World Wide Web, the Company believes that international markets represent a significant incremental opportunity for its Multipath Movies delivered over the Internet. Utilizing its proprietary TalkTrack technology, the Company believes it can deliver Multipath Movies in foreign languages without significant logistical or cost issues. In particular, the Company intends to initially explore opportunities in France and Germany. Because the lip movements of the characters are automatically synchronized to the dialogue track of the Multipath Movie, the Company has the ability to downstream foreign-language versions to international online users of Multipath Movies.

STRATEGIC, CONTENT AND DISTRIBUTION RELATIONSHIPS

         The Company has entered into various strategic relationships and other arrangements to assist in the development, production and distribution of Multipath Movies. These strategic relationships will be an integral element in the execution of the Company's business strategy.

         Packard Bell NEC. The Company entered into an agreement with Packard Bell NEC in September 1996 for Packard Bell NEC to bundle software for a Multipath Movie title with 80% of the first 7.4 million multimedia equipped personal computers shipped by Packard Bell NEC in the United States, Canada, the United Kingdom, Australia, New Zealand and South Africa over a three-year period which began in August of 1997 (the "Shipping Period"). The bundled software allows the user to play or download Multipath Movies from an Internet site established by the Company. The bundled software permits viewing of a preview or the first episode of Cyberswine and includes a library of characters, scenes, graphics, sound and other components permitting viewing of future episodes of the title. The Company has the ability to periodically substitute other Multipath Movie titles for the Cyberswine title initially bundled by Packard Bell NEC. For a period ending two years following the expiration of the Shipping Period, Packard Bell NEC has agreed to provide point of sale retail advertising for the Multipath Movies distributed through Packard Bell NEC, and to create a prominently displayed icon on the Packard Bell NEC screen display which, when clicked, will enable the user to view a preview of the Multipath Movie and purchase the entire Multipath Movie. Packard Bell NEC received warrants to purchase 600,000 shares of the Company's Common Stock upon execution of the agreement.

         Under the terms of a September 1997 agreement, the Company granted to Packard Bell NEC the right to distribute a version of Cyberswine loaded on the hard drives of Packard Bell NEC computers. Under the September 1997 agreement, the Company will receive a percentage of future revenue from online end users, for a portion of the Shipping Period, and a minimum fixed fee. The Company also granted distribution rights to future Multipath Movie titles which become available during a portion of the Shipping Period, for a percentage of future revenues from end users. Upon expiration of this portion of the Shipping Period, the Company will be entitled to all revenues that are derived from Multipath Movies distributed pursuant to the September 1996 agreement. In connection with this agreement, the Company granted to Packard Bell NEC warrants to purchase 200,000 shares of the Company's Common Stock.

         Morgan Creek Productions. The Company has entered into an agreement to form a joint venture with Morgan Creek Interactive, a subsidiary of Morgan Creek Productions. Morgan Creek is a principal developer and distributor of feature films; past features include "Ace Ventura: Pet Detective," and "Ace Ventura:
When Nature Calls." The agreement provides that Morgan Creek will contribute to the joint venture a nonexclusive license to two motion picture scripts for use in the development of Multipath Movies to be distributed on CD-ROM for PCs and over the Internet. The first project commenced under this agreement is a thirteen episode comedy adventure series featuring the Ace Ventura character. The Company is scripting three episodes of Ace Ventura, which it expects to complete during 1998. The Company expects to complete scripting of an additional six episodes during 1999. The rights granted by Morgan Creek under the agreement do not extend to broadcast/cable television programming. Morgan Creek is providing certain creative, direction and film development assistance to the Company. The Company will be responsible for all development costs of the Multipath Movies but will be entitled to recover such costs before Morgan Creek will participate in any revenues generated from the Multipath Movies created by the joint venture. The Company will also contribute to the joint venture a nonexclusive license to the Company's DigitalProjector software tool solely for use in connection with two Multipath Movies to be produced by the joint venture. In exchange for the contribution of development content, Morgan Creek will receive, following the Company's recovery of production costs and the Company's recovery of its investment in the joint venture, a designated percentage of the joint venture's revenues. Morgan Creek also received warrants to purchase 85,000 shares of the Company's Common Stock. The agreement provides that Morgan Creek will own all intellectual property related to the content used in the Multipath Movies created by the joint venture and will have the right to exploit such content for other uses without any royalty obligation to the joint venture or the Company, although the Company will retain all rights to the licensed software tool.

         Bantam Doubleday Dell Books for Young Readers. The Company has entered into an agreement (the "Bantam Agreement") with Bantam Doubleday Dell providing the Company with an option to acquire exclusive worldwide interactive rights to Bantam Doubleday Dell's "Choose Your Own Nightmare" and "Choose Your Own Adventure" series of interactive books. The Company's option covers over 185 titles, plus any additional titles in each series published by

Bantam Doubleday Dell. The Company's rights include rights to adapt the licensed titles to interactive format only and to deliver the products on CD-ROMs and via the Internet. By exercising its option, the Company will be required to acquire no less than 18 titles during the seven-year term of the Bantam Agreement. Bantam Doubleday Dell will be entitled to receive a portion of the net proceeds from sales of the licensed titles. Upon the Company's election of each of the first 16 titles, in batches of four titles, the Company is required to pay Bantam Doubleday Dell a nonrefundable advance against which royalties will be applied. To date, the Company has exercised its option on 10 titles.

         King Features Syndicate. The Company has entered into an agreement with King Features Syndicate providing the Company with the right to use its character Popeye and related story characters in Multipath Movies for play on PC-based CD-ROM products and over the Internet in countries where English is the predominantly spoken language. The option includes the right to adapt licensed titles for a number of Multipath Movies. The Company has paid King Features Syndicate a cash advance against future royalties. If the Company meets certain minimum earned royalty levels, the Company shall have the option to extend the agreement for two years beyond its original three-year term which continues until December 31, 1999.

         Universal Studios. The Company's agreement with Universal provides the Company with the rights to use certain story scripts from the live action television series Xena: Warrior Princess and animated character designs from the direct-to-video motion picture Hercules & Xena the Animated Movie for use in the production of Multipath Movies. The sale of Multipath Movie titles based on the original plots can be made for the CD-ROM and DVD platforms and additional plots can be distributed and sold via the Internet. The Company has paid Universal Studios part of an advance against future royalty payments and guaranteed minimum royalties. The initial term of this agreement continues until January 31, 2002.

         D.C. Comics (Warner Bros.). The Company's agreement with D.C. Comics provides the Company with the rights to use the comic strip character "Superman" in Multipath Movies which can be distributed on CD-ROM and DVD platforms, or via the Internet. The Company has a guaranteed advance against royalties. The Company is also obligated to pay D.C. Comics a certain percentage of net advertising proceeds received from the sale of Multipath Movies based on the Superman character. The initial term of the agreement continues until September 1, 2001.

         Crawford Productions. The Company has entered into a production joint venture with Crawford Productions Pty., Ltd. ("Crawfords"), an Australian television and production company, to develop two Multipath Movies. The Company and Crawfords have not identified a mutually agreeable product for the joint venture. Pursuant to the joint venture, Crawfords and the Company would each fund one-half of the development budget of the joint venture. Crawfords would be responsible for distributing broadcast and cable versions of the two Multipath Movies and the Company would distribute the Multipath Movies in interactive computer-based formats. Crawfords and the Company would equally divide all proceeds from exploitation of the two Multipath Movies created by the joint venture. There can be no assurance that the Company and Crawfords will reach agreement on a project for the joint venture, or that the joint venture will successfully produce a Multipath Movie.

         CompuServe. CompuServe has agreed to distribute the enabling software and digital assets for the Company's Multipath Movies on CompuServe's CD-ROMs sent to its members and prospective members. If CompuServe determines not to distribute the enabling software and digital assets on its upgrade CD-ROMs, the Company may terminate the agreement. The Company will establish a site providing CompuServe users access to Multipath Movies. Through the site, CompuServe users will be able to download files in order to view various Multipath Movies and episodes. The site will also include a Forum consisting of a message board, library and "chat" area. The site will be hosted by computer facilities provided by CompuServe. Under the agreement, the Company will receive a portion of Multipath Movie revenues, connect-time fees and advertising and sponsorship fees generated by use of the Company's CompuServe site. The Company will also receive "bounties" for CompuServe subscribers brought to CompuServe by the Company's marketing efforts.

         Others. The Company has granted Matrox, a manufacturer of graphics acceleration hardware, the right to place the first episode of Cyberswine on an Internet enabled CD-ROM bundled with Matrox products. S3, a manufacturer of graphics acceleration hardware, has entered into a two-year agreement with the Company permitting, but not requiring, S3 to bundle Cyberswine on a CD-ROM distributed with its three dimensional hardware products. The Company is also actively pursuing additional bundling, distribution and licensing arrangements pursuant to which Multipath Movies would be distributed through the original equipment manufacturer and through specialty software and mass merchandiser retail channels. There can be no assurance that the Company will successfully conclude any such relationship, or that if concluded, such relationships will be implemented in a manner that significantly increases Multipath Movie distribution or revenues.

RESEARCH AND DEVELOPMENT

         The Company's research and development program is focused on: (i) enhancing the Company's software tools to continually add features identified by and of value to the creative and production entertainment communities, (ii) developing enhanced Internet delivery capabilities for Multipath Movies, (iii) improving the Company's proprietary object-oriented database to enhance facial expressions and mouth movements of Multipath Movie characters, and (iv) increasing the efficiency of its object-oriented production process. The Company's research and development program includes development of a proprietary object-oriented database intended to give Multipath Movie producers ready access to the Company's database of objects, such as sets, props and characters, and thereby increase production efficiencies. The Company is expending substantial resources in its research and development facility in Australia, where it maintains a staff of sixteen engineers. Research and development expenses for the years ended December 31, 1996 and 1997 were $1,996,000 and $1,709,000, respectively. Research and development expenses for 1996 include $1,350,000 of in-process research and development costs incurred in connection with the SAND acquisition in September 1996.

COMPETITION

         The markets for the Company's digital entertainment products are intensely competitive, subject to rapid change and characterized by constant demand for new product features at reduced prices and pressure to accelerate the release of new products and product enhancements. The Company expects to compete with computer graphics special effects firms, including Pixar, ILM, Digital Domain, Sony ImageWorks, Pacific Data Images, Rhythm & Hues and Boss Film Studios, Inc. The Company also expects to compete with firms producing CD-ROM products such as Broderbund, GT Interactive, Electronic Arts, Learning Company, CUC and large corporations, such as Disney and Microsoft, with substantial bases of intellectual property content and substantial financial resources, who have entered or announced their intention to enter the market for CD-ROM entertainment products. Finally, the Company's Multipath Movies will compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros., Twentieth Century Fox, Paramount, Sony, Lucasfilm, MCA Universal and MGM/UA, as well as numerous other independent motion picture and television production companies. Several movie studios already have developed their own internal computer animation capability and have developed and released animated feature films or created computer animation for special effects in animated films. The Company expects additional competition in the animated feature film market from these and other movie studios. The Company will also compete with movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction.

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

         The Company believes that its products, including its suite of software tools, do not infringe any valid existing proprietary rights of third parties. Since the software tools used to create the Multipath Movies were developed by SAND, a division of Sega Ozisoft, the Company relies entirely on the representations of Sega Ozisoft contained in the SAND Acquisition Agreement between BII-Australia and Sega Ozisoft that, to Sega Ozisoft's best knowledge, the SAND technology and software acquired by the Company does not infringe the proprietary rights of others. Additionally, although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that any such licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such litigation. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

         At December 31, 1997 the Company had 74 full-time employees: 14 engaged in research and development, 53 in production, five in general administration and finance and two in sales and marketing. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Company currently utilizes the services of nine independent software developers pursuant to contractual relationships.

         The Company intends to hire additional key personnel in the near future. The Company's expansion may significantly strain the Company's management, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's operating results.

         The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurances that the Company will be successful in retaining or recruiting key personnel. Three of the Company's employees, the Chairman and CEO, the CFO and the Director of Licensing, are based in Los Angeles, California. All other employees operate out of facilities located in Bondi Junction and Woollahra, both suburbs of Sydney, Australia.


ITEM 2.  DESCRIPTION OF PROPERTIES.

PROPERTIES

         The Company's production facilities, consisting of approximately 8,500 square feet, are located in Bondi Junction, Australia. At December 31, 1997, the research and development facilities, consisting of approximately 1,900 square feet, were located in Woollahra, Australia. During January 1998, the Company expanded its production facilities to approximately 12,800 square feet, and moved and expanded its research and development division into facilities consisting of approximately 3,300 square feet in Double Bay, Australia. The current annual rental under the Bondi Junction lease is $163,000 and under the Double Bay lease is $59,000. The Company also leases an office in Woodland Hills, California for rent of approximately $69,000 per annum.

         The Company anticipates using up to $0.5 million during 1998 to expand its current production studio in Bondi Junction and its research and development facilities in Double Bay. The current facility is fully operational with six sound studios and fifty four work stations for modeling and animation as well as a number of additional work station seats for authors and graphic artists that work on a contract basis. The Company anticipates expanding this studio to accommodate additional sound studios and work stations. In addition, the Company anticipates using up to $0.7 million in 1998 and 1999 to establish new production facilities in California. It is anticipated that these facilities will develop and produce titles with local joint venture partners and overflow work from Australia. Research and development with respect to the continual enhancements and upgrades of the Company's proprietary software tool suite will be maintained in Double Bay.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any litigation.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS.

COMMON STOCK

         The Company's Common Stock commenced trading on the American Stock Exchange on November 22, 1996 under the symbol "BDE." Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as reported by the American Stock Exchange.

                                                                High             Low
                                                               -----            -----
YEAR ENDED DECEMBER 31, 1996
     Fourth Quarter (beginning November 22, 1996) ..........   $5.13            $3.56

YEAR ENDED DECEMBER 31, 1997
     First Quarter .........................................    6.00             3.88
     Second Quarter ........................................    8.38             4.50
     Third Quarter .........................................    9.88             6.25
     Fourth Quarter ........................................    9.38             4.00

         On March 27, 1998, the closing price of the Common Stock as reported on the American Stock Exchange was $2.375 per share. As of March 27, 1998, there were 20 holders of record of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1997, the Company issued warrants to purchase 15,040 shares of Common Stock at an exercise price of $5.50 per share to Chloe Holdings, Inc. ("Chloe") as partial consideration valued at $20,000 for services rendered in connection with the Company's public offering in December 1997. The warrants vest and become exercisable in December 1998 and expire on November 4, 2000. Chloe covenanted that (i) it acquired the warrants for its own account with the present intention of holding such warrants for investment purposes only and not with a view to, or for sale in connection with, any distribution of such warrants (other than a distribution in compliance with all applicable federal and state securities laws); (ii) it is an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the warrants and of protecting its own interests in connection with the transaction at issue; (iii) it is willing to bear and is capable of bearing the economic risk of an investment in the warrants; and (iv) the Company made available to it, prior to the date of the warrant agreement, the opportunity to ask questions of the Company and its officers, and to receive from the Company and its officers information concerning the terms and conditions of the warrant and the warrant agreement and to obtain any additional information with respect to the Company, its business, operations and prospects, as reasonably requested by it; and (v) it is an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

DIVIDENDS

         The Company has never paid any dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of the Company and notes thereto incorporated elsewhere in this Form 10-KSB.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve, six and twelve month periods ended December 31, 1997, December 31, 1996 and June 30, 1996, respectively. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

OVERVIEW

         Brilliant is a production and development studio producing a new generation of digital entertainment that is being distributed over the Internet and on CD-ROM. The Company, headquartered in the United States, was incorporated in July 1996. The Company was formed through the combination of two businesses:
Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became a wholly owned subsidiary of the Company through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, the Company acquired SAND on September 30, 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

         The Company's historical operations prior to September 1996 discussed in this section reflect only the operations of BII Australia. Founded in September 1993, BII Australia initially developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND in September 1996, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie suite of proprietary software tools, production process and first Multipath Movie product. The Company is focusing its efforts on the development of the Multipath Movie tools and production process, as well as the commercialization of the Multipath Movie genre, and has substantially completed the phase-out of its traditional CD-ROM business. As a result of this change in the Company's business, the following discussion may not be representative of its future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

         The Company intends to generate a substantial majority of its future revenue from the development, production, distribution, licensing and on-line exhibition of Multipath Movies and other three-dimensional digitally created entertainment. The Company launched the first of its Multipath Movie series, Cyberswine, its Multipath Movie for Kids series, Popeye and the Quest for the Woolly Mammoth, and the first two of its StoryTeller Series, Night of the Werewolf and The Halloween Party, in the fourth quarter of 1997. The Company's annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors - Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies with Appealing Creative Content," and "Cautionary Statements and Risk Factors - Dependence on Development of Additional Multipath Movies." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will be extremely difficult to forecast.

         The Company incurred significant operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies and as it continued to expand in anticipation of growth. In connection with the Company's acquisition of SAND in September 1996, the Company expensed $1,350,000 attributable to in-process research and development. Also, the Company entered into strategic relationships with Packard Bell NEC and Morgan Creek. In September 1996, the Company issued to Packard Bell NEC and Morgan Creek warrants to purchase 600,000 and 85,000 shares of Common Stock, respectively, which, based on the value of the warrants issued, resulted in a $1,096,000 operating expense and a corresponding credit to equity. In September 1997, Packard Bell NEC was issued 200,000 warrants resulting in an expense of $140,000 and a corresponding credit to equity, based on the value of the warrants issued. The Company also incurred compensation expense of $125,000 in connection with directors' stock options in November 1996. As a result of these operating expenses and charges, the Company incurred a significant loss in the six months ended December 31, 1996. During the year ended December 31, 1997, the Company recognized revenue under its distribution agreement with Packard Bell NEC. However, costs associated with development of its Multipath Movies resulted in a net loss for the year ended December 31, 1997. See "Cautionary Statements and Risk Factors - Limited Operating History; Uncertain Profitability."

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 as Compared to Year Ended December 31,
1996

         Revenues. Revenues from the sale of Multipath Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. Furthermore, if the Company's assessment of the creditworthiness of its customers receiving product on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such future write-offs will not occur or that amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company enters into distribution contracts under which the Company is entitled to fixed minimum guaranteed amounts. Where such amounts have not yet been received, the minimum guaranteed amount is recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. Revenues from the sale of electronic tickets to view Multipath Movies over the Internet will be recognized when the tickets are sold.

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

         Revenues increased from $1,213,000 for the year ended December 31, 1996 to $2,481,000 for the year ended December 31, 1997. This represents an increase of $1,268,000, or 105%. Revenues in 1997 included $1,973,000 of revenue recognized when the Company and Packard Bell NEC entered into an agreement which, among other things, granted to Packard Bell NEC the right to distribute a version of Cyberswine loaded on the hard drives of Packard Bell NEC computers. Packard Bell NEC committed that the shipments of computers with which the Company's Multipath Movies will be bundled would occur over the 12 months commencing on first shipment of Multipath Movies bundled with Packard Bell NEC computers (which occurred in December, 1997), subject to certain limited time extensions of the shipping period. Revenues in 1996 were generated from sales of the Company's traditional CD-ROM products, a business which is being phased out. Revenues in 1997 were adversely effected by delays in duplication, packaging and distribution which caused the Company's first Multipath Movies, Cyberswine, Popeye and the Quest for the Woolly Mammoth, Night of the Werewolf and The Halloween Party to begin arriving at retailers at the end of December, after the holiday selling season.

         As a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are to be bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during the second quarter of 1998. Although this delay should not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected.

         Cost of revenues. Cost of revenues related to royalties consists primarily of royalty obligations to third parties. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $458,000 for the year ended December 31, 1996 to $44,000 for the year ended December 31, 1997. This represents a decrease of $414,000, or 90%. Cost of revenues in 1996 include costs associated with development of the Company's traditional CD-ROM products. During 1997, the costs associated with the development of the Company's Multipath Movies were charged to research and development expenses or capitalized, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). See "-Accounting Treatment for Development Costs and Research Expenditures."

         Sales and marketing. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses decreased from $1,101,000 for the year ended December 31, 1996 to $1,090,000 for the year ended December 31, 1997. Sales and marketing expenses include expenses related to grants of warrants to Packard Bell NEC of $140,000 in September 1997 and $960,000 in September 1996. Sales and marketing expenses are expected to increase in future periods due to the expansion of the Company's sales force.

         General and administrative. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $1,268,000 for the year ended December 31, 1996 to $2,217,000 for the year ended December 31, 1997. The increase is attributable to increased costs associated with the development of internal management and infrastructure to support the Company's increased development activity, and other services.

         Research and development. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses decreased from $1,996,000 for the year ended December 31, 1996 to $1,709,000 for the year ended December 31, 1997. Research and development expenses for 1996 include $1,350,000 of in-process research and development costs incurred in connection with the SAND acquisition in September 1996. Excluding this charge, research and development expenses in 1996 were $646,000. Costs in 1997 include continuing development of Multipath Movies and the Multipath Movie software tools. In accordance with SFAS No. 86, the results of operations for the year ended December 31, 1997 include in-process research and development expenses incurred in connection with the development of the Multipath Movie and the Company's proprietary software tools.

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

         Depreciation. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to four years) using the straight-line method. Depreciation expense increased from $130,000 for the year ended December 31, 1996 to $214,000 for the year ended December 31, 1997, primarily attributable to additional computer equipment put in place and leasehold improvements made during 1997.

         Other income and expense. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII

Australia's participation in certain export activities. Interest increased from a net expense of $41,000 for the year ended December 31, 1996 to a net income of $313,000 for the year ended December 31, 1997. These increases are due to the higher cash balances as a result of the initial public offering in November 1996, the secondary offering in December 1997, and the repayment of all interest bearing debt.

         Six Months Ended December 31, 1996 as Compared to Six Months Ended December 31, 1995

         Revenues. Revenues decreased from $1,184,000 for the six months ended December 31, 1995 to $350,000 for the six months ended December 31, 1996. This represents a decrease of $834,000 or 70%, mainly attributable to decreased royalty revenues as a result of a change in the Company's focus from development of traditional CD-ROM products to the development of Multipath Movies.

         Cost of revenues. Cost of revenues decreased from $434,000 for the six months ended December 31, 1995 to $186,000 for the six months ended December 31, 1996. This represents a decrease of $248,000, or 57%. Cost of revenues in the 1995 period included costs associated with development of the Company's own titles. In the 1996 period, the Company reduced its development of traditional CD-ROM product. Many of the costs associated with the development of software for third parties were paid directly by the third parties.

         Sales and marketing. Sales and marketing expenses increased from $35,000 for the six months ended December 31, 1995 to $970,000 for the six months ended December 31, 1996. Sales and marketing expenses include expenses related to the grant of warrants to Packard Bell NEC which was valued at $960,000 in September 1996. The agreement with Packard Bell NEC requires Packard Bell NEC to provide certain promotional services to the Company. Accordingly, the expense associated with the warrants has been recorded as a sales and marketing expense.

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

         Depreciation. Depreciation expense increased from $46,000 for the six months ended December 31, 1995 to $74,000 for the six months ended December 31, 1996. This increase is attributable to additional computer equipment put in place during 1996.

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

         Depreciation. Depreciation expense increased from $43,000 for the year ended June 30, 1995 to $102,000 for the year ended June 30, 1996. This is primarily due to increased computer equipment in place during 1996.

         Other Income and Expense. In fiscal year 1996, other income includes $122,000, which represents an export market development grant paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Interest expense relates mainly to interest on the Company's loan from PIE, a significant stockholder. Interest expense increased from $45,000 for the year ended June 30, 1995 to $95,000 for the year ended June 30, 1996. This represents an increase of $50,000 or 111%, resulting from higher average outstanding borrowings from PIE in 1996 as compared to 1995.

         Pro forma net income (loss) per share. Pro forma net loss per share for the fiscal year ended June 30, 1996 reflects the acquisition by the Company of SAND, assumed to have taken place on July 1, 1995, in exchange for a $1,500,000 convertible promissory note. The purchase price has been allocated between in-process research and development ($1,350,000) and other assets ($150,000). This resulted in a pro forma charge to research and development expenses of $1,350,000, including the pro forma consolidation of the operations of SAND. Pro forma net loss per share for the fiscal year ended June 30, 1996 also reflects the conversion of the SAND Note into 780,001 shares of Common Stock of the Company. The unaudited consolidated pro forma financial data may not represent the results of operations or financial position which actually would have been obtained if those transactions had been completed as of the date indicated or which may be obtained in the future.

FLUCTUATING OPERATING RESULTS

         Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. For instance the Company had anticipated completing foreign distribution and licensing relationships in the fourth quarter of 1997, which are now expected to be completed in the first half of 1998. These relationships were expected to generate substantial revenues in 1997.

         Also, as a result of delays in the commencement of U.S. shipments of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during the second quarter of 1998. Although this delay does not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected.

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

         The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased its operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. As was the case during 1997, and as is expected to be the case in at least the first and second quarters of 1998, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

         The Company's accounting policy follows SFAS No. 86, which provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. Historically, the Company has expensed all costs related to the development of both its software tools and Multipath Movie titles. During the third quarter of 1997, the Company began capitalizing certain development costs related to the production of Multipath Movies in accordance with SFAS No. 86. In the future, if the Company incurs costs to develop digital entertainment products for distribution as home video features or television programming, such discrete costs may be capitalized and amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received, in accordance with Statement of Financial Accounting Standards No. 53, "Financial

Reporting by Producers and Distributors of Motion Picture Films."

ACCOUNTING GUIDANCE FOR REVENUE RECOGNITION FOR SOFTWARE TRANSACTIONS

         The Company recognizes software revenue in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition". The Accounting Standards Executive Committee issued SOP 97-2, "Software Revenue Recognition" in October 1997 effective for transactions entered into in fiscal periods beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 and provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted SOP 97-2 in the first quarter of 1998. The adoption of SOP 97-2 may materially affect the period in which revenues from distribution contracts are recognized in the future, however, the potential future impact cannot currently be determined .

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company's principal source of liquidity was approximately $12,300,000 in cash. Prior to the Company's initial public offering in November 1996, a substantial portion of its operations were financed through loans from two significant stockholders, PIE and Reefknot.

         In November 1996, the Company's initial public offering (the "Initial Public Offering") of 2,000,000 shares of Common Stock at $5 per share provided approximately $8,500,000 in cash after underwriters' discounts and commissions and offering expenses. All loans from Reefknot and PIE were repaid from proceeds of the initial public offering.

         On December 10, 1997, the Company closed a secondary offering (the "Secondary Offering") of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by the Company. The Secondary Offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. Approximately $2,500,000 of the net proceeds of the Initial Public Offering and all of the proceeds of the Secondary Offering remain available for product development and working capital and general corporate purposes.

         Net cash provided by operating activities during the year ended December 31, 1996 was primarily attributable to revenues of $1,213,000. Net cash used in operating activities during the year ended December 31, 1997 was primarily attributable to a net loss of $2,305,000 and an increase in accounts receivable of $1,986,000. Net cash used in investing activities in the year ended December 31, 1997 was due primarily to the purchase of computer equipment. Cash provided by financing activities in the years ended December 31, 1996 and 1997 were primarily attributable to the issuance of shares in the public offerings of Common Stock.

         The Company has an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, Ace Ventura, is currently under development. The Company has an obligation under its joint venture agreement with Crawfords to jointly fund two Multipath Movies. To date no projects have been identified for development by the parties. The Company also is required to make minimum payments of $198,000 under various licensing agreements. At December 31, 1997, the Company had rental commitment for its offices and production facilities of $1,067,000

         The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year but will not be sufficient to permit completion of the entire slate of Multipath Movie episodes estimated to be completed in 1998. See "Description of Business - General." The Company intends to raise additional funds to permit completion of all 20 titles scheduled for completion during 1998 through debt or equity financings or other means. The Company is currently exploring alternatives to fulfill these requirements. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If the Company is unable to obtain additional financing sufficient to fund the completion of all 20 titles scheduled for completion in 1998, the Company anticipates that it may defer completion of several titles. See "Cautionary Statements and Risk Factors - Future Capital Needs; Uncertainty of Additional Funding."

CAUTIONARY STATEMENTS AND RISK FACTORS

         Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements that appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

         Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies with Appealing Creative Content. The success of the Company's Multipath Movie products will depend to a significant extent on acceptance by the market of the Multipath Movie concept. The market for entertainment software is emerging and is dependent upon a number of variables, including consumer preferences, the installed base of personal computers and a sufficient number of entertainment software titles to stimulate market development. Any competitive, technological or other factor materially adversely affecting the introduction or sale of personal computers or entertainment software would have a material adverse effect on the Company. Because the market for entertainment software is relatively small in comparison to the overall market for consumer software products, it is impossible to predict with any degree of certainty the future rate of growth, if any, and the size of the market for the Company's products.

         Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by user reaction, which is unpredictable. The Company introduced Cyberswine, its first Multipath Movie, at the end of the fourth quarter of 1997. The commercial success of the Company's Multipath Movies will depend on its ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that capture the attention and imagination of the market. In addition, the success of the Company's Multipath Movies will depend upon the Company's ability to develop popular characters and to license recognized characters and properties from third parties for its software titles. There can be no assurance that the Company will be able to develop or license popular stories or characters. The success of a Multipath Movie also depends upon the effectiveness of the Company's marketing and successful introduction of the first Multipath Movie through the Company's bundling relationship with Packard Bell NEC and the retail channel, as well as the quality and acceptance of other competing programs released into the market at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that the Company will be able to successfully introduce the Multipath Movie through its bundling relationship with Packard Bell NEC, in the retail channel or otherwise. Accordingly, there exists substantial risk that some or all of the Company's Multipath Movies will not be commercially successful, resulting in certain costs not being recouped or anticipated profits not being realized. Further, the success of the Multipath Movie genre will substantially depend on the market's reception of the first Multipath Movie. The failure of the Company's initial Multipath Movie to achieve commercial success would damage the ability of the Company to introduce additional titles. Accordingly, the failure of any of the Company's Multipath Movies, and especially its first Multipath Movie, to achieve commercial success, could have a material adverse affect on the business, operating results and financial condition of the Company.

Product Delays. The Company's current production schedules contemplate that it will release a number of Multipath Movies in the fourth quarter of 1998 and 1999. As with any software product, however, until all aspects of the development and initial distribution of a product are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, its revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. For instance, delays in duplication, packaging and distribution caused the Company's first Multipath Movies, Cyberswine, Popeye and the Quest for the Woolly Mammoth, Night of the Werewolf and The Halloween Party to begin arriving at retailers at the end of December 1997, after the holiday selling season. It is likely in the future that such delays will continue to occur and that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse affect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products are scheduled to be completed.

         Limited Operating History; Uncertain Profitability. The Company was founded in September 1993, and shipped its initial traditional CD-ROM product in November 1994 and substantially curtailed this aspect of its business in 1996. The Company acquired the software tools necessary to produce Multipath Movies in August 1996 and has only recently introduced its first Multipath Movie. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based.

         In the third quarter of 1997 the Company was profitable due to revenues associated with its Packard Bell NEC bundling agreement. However, revenues in the fourth quarter of 1997 were adversely affected by delays in duplication, packaging and distribution which caused the Company's first Multipath Movies to begin arriving at retailers at the end of December, after the the holiday selling season. In addition, as a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during the second quarter of 1998. Although this delay should not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected. In order for the Company to achieve sustained profitability, the Company must continue to enter into a variety of distribution and revenue generating arrangements of this type, as well as arrangements with Internet service providers, traditional CD-ROM publishers and retailers. There can be no assurance that the Company will enter into any such arrangements, or that the Company will be able to sustain quarterly profitability.

         Fluctuating Operating Results. The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The Company commenced the launch of the first of its Multipath Movies, Cyberswine, at the end of the fourth quarter of 1997. The Company also released the first products in the Storyteller Series and Multipath Movies for Kids series at that time. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See " - Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies with Appealing Creative Content," and " - Dependence on Development of Additional Multipath Movies." The commercial success of a film also depends upon promotion and marketing, production costs, impact of competition and other factors. See "Business - Competition." Accordingly, the Company's annual and quarterly revenues are and will continue to be extremely difficult to forecast.

         Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and it expects these fluctuations to continue in the future. Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, shipping schedules for PC hardware with which Multipath Movies are bundled, introduction or enhancement of products by the Company and its competitors, the ability of the Company to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath Movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold and the timing of negotiation and completion of distribution arrangements, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of development expenditures, management's evaluation and judgment regarding a title's acceptance, other unanticipated operating expenses and general economic conditions. Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

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

         The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decreased sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be materially adversely affected. See " -- Rapid Technological Change; Changing Product Platforms and Formats."

         Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Future Capital Needs; Uncertainty of Additional Funding. The Company's future capital requirements will depend on many factors, including but not limited to, the number of Multipath Movies developed, the cost of content development, marketing and distribution, the size and timing of future acquisitions, if any, and the availability of additional financing. The Company anticipates that its existing funds will not be sufficient to fund completion of the entire slate of 20 Multipath Movie episodes estimated to be completed in 1998, and intends to attempt to raise additional funds to permit completion of all titles through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If the Company is unable to obtain additional financing sufficient to fund the completion of all titles scheduled for completion in 1998, the Company anticipates that it may defer completion of several titles. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

         Substantial Dependence Upon Third Parties. The Company depends substantially upon third parties for several critical elements of its business including the development and licensing of content and the distribution of its products.

                  Dependence Upon Strategic and Licensing Relationships. The Company has entered into strategic relationships with Packard Bell NEC, Morgan Creek, CompuServe, S3 and Matrox as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's current and planned products. The Company's business strategy is based largely on its strategic and licensing relationships with these and other companies and its ability to continue to enter into similar strategic and licensing relationships in the future. In these relationships, mutual agreement of the parties is generally required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will be dependent on Packard Bell NEC and other OEMs to bundle Multipath Movies with their hardware products as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such Multipath Movies will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of the Company's first Multipath Movie. The Company is also unable to control, manage or accurately predict the shipping schedules of Packard Bell NEC and other OEM distributors. Delays in such shipping schedules or other distribution problems affecting OEM distributors may materially adversely affect the Company's ability to release its products. For instance, the Company expected Packard Bell NEC to commence U.S. shipment of personal computers bundled with Cyberswine in January 1998. As a result of delays in Packard Bell NEC's shipping schedules, the Company now does not expect Packard Bell NEC to begin U.S. shipment of the Company's first Multipath Movie bundles until the second quarter of 1998 and the Company can give no assurance that Packard Bell NEC will achieve this schedule. Also, Morgan Creek and many other content licensors have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek as well as content licensors to arbitrarily reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Many content licensors are also reluctant to grant broad licenses covering multiple formats (e.g., a license covering both Internet and television distribution rights) to companies without proven track records in the television production business, and, where rights are available, there is often significant competition for licenses. As a result of such competition, and the reluctance by owners of content to grant broad licenses, there can be no assurance that licensed content will be available to the Company at prices, or upon terms or conditions acceptable to the Company or which permit the Company to implement its strategy of producing Multipath Movies for multiple formats. Delays resulting from disagreements with licensors or joint venture partners or the Company's failure to renew or extend a key license, maintain any of its strategic relationships or enter into new licenses and strategic relationships on sound financial terms could materially adversely affect the Company's business, operating results and financial condition.

                  Use of Independent Software Developers and Content Providers. In addition to internally developing software and creating content, the Company uses entertainment software created by independent software developers as well as content developed by third parties. The Company has less control over the scheduling and the quality of the software generated by independent contractors than over that developed by its own employees. Additionally, the Company may not be able to secure the services of talented content developers. The Company's business and future operating results will depend in part on the Company's continued ability to maintain relationships with skilled independent software developers and content providers, and to enter into and renew product development agreements with such developers. There can be no assurance that the Company will be able to maintain such relationships or enter into and renew such agreements.

         Dependence on Development of Additional Multipath Movies. The Company's success will depend largely upon its ability in the future to continuously develop new, commercially-successful Multipath Movie titles and to replace revenues from Multipath Movie titles in the later stages of their life cycles. If revenues from new products or other activities fail to replace declining revenues from existing products, the Company's business, operations and financial condition could be materially adversely affected. In addition, the Company's success will depend upon its ability to develop popular characters and to license recognized characters and properties from third parties for its digital entertainment products. If the Company is unable to develop popular characters or if the cost of licensing characters and properties from third parties becomes prohibitive, the Company's business, operating results and financial condition could be adversely affected. Also, the Company may from time to time, enter into agreements with licensors of intellectual property that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write off unrecovered portions of such payments. If the Company is required to write off a material portion of any advances, or ultimately accrue for the guarantees, its business, operating results and financial condition could be materially adversely affected.

         Risks Associated with Internet Delivery. The Company also intends to distribute certain of its Multipath Movies through its Internet site and through a site on the CompuServe online service. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the CompuServe site, could result in less traffic to and distribution of Multipath Movies via the Internet and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and online service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet site or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Risks Associated With Retail Distribution. The Company anticipates that a significant proportion of sales of Multipath Movies will be made through distributors and to retailers. The Company is currently expending significant resources developing a retail sales channel. The expenditures associated with this development are likely to precede the realization of significant sales through this channel. Moreover, the Company has no prior experience in the development or management of the retail channel or sales through such channel. The competition for shelf space in retail stores is intense. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may further intensify. The Company's products are expected to constitute a small percentage of a retailer's sales volume, and there can be no assurance that retailers will provide the Company's products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies, as well as cooperative market development funds. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores, as well as significant price competition, any of which could adversely affect the Company's business, operating results and financial condition.

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

         At the time of retail product shipment, the Company will establish reserves, including reserves which estimate the potential for future returns based on seasonal terms of sale and distributor and retailer inventories of the Company's products, as well as other factors. The Company intends to recognize revenue from the sale of its products upon shipment except for sales made to certain distributors where the right of ownership does not pass at delivery. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. Furthermore, if the Company's assessment of the creditworthiness of its customers receiving product on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such future write-offs will not occur or that amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Manufacturing Risks. The production of the Company's Multipath Movies for the retail distribution channel consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products, all of which will be performed for the Company by third party vendors in accordance with the Company's specifications and forecasts. Currently, the Company will use primarily one vendor for each of these services. While these services are available from multiple vendors and at multiple sites, there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay and without materially adversely affecting the Company's results of operations. The Company does not have contractual agreements with any of its third party vendors, which may result in an inability to secure adequate services in a timely manner. Demand for the services of these vendors is also seasonal, with peak demand, and service and production backlogs and delays occurring in September, October and November of each year. The Company's retail Multipath Movies must be manufactured, assembled, printed, packaged and shipped in this environment of strained capacity and must compete for capacity and priority with the CD-ROM products of many substantially larger competitors of the Company which are able to wield substantially greater influence with the Company's vendors than can currently be exerted by the Company. If the Company is unable to secure adequate services to timely produce and deliver its products for fourth quarter sales, the Company's business, operating results and financial condition would be materially adversely effected.

         Software Tools and Product Development. The suite of software tools that will enable the Company to create its Multipath Movie has been developed over the past three years and additional refinement of these tools may be necessary in order continue to enhance the Multipath Movie format. The Company believes that its future success depends in large part upon the continuous enhancement of the software tools used to create the Multipath Movie. If problems in the development of the Company's software tools arise, no assurance can be given that the Company will be able successfully remedy these problems. Also, entertainment products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that errors or defects will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which would have a material adverse effect upon the Company's business, operating results and financial condition.

         Rapid Expansion and Management of Growth. Implementation of the Company's business plan, including introduction and marketing of the Company's Multipath Movies, management of the Company's joint venture with Morgan Creek, management of the Company's strategic relationship with Packard Bell NEC, negotiation of additional content licensing and distribution agreements, management of Internet service providers, the expansion of the Company's studio in Australia and the development of a new studio in California, and the general strains of the Company's role of a public company have resulted in a significant expansion of the Company and will require that the Company continue to significantly expand its operations in all areas. This growth in the Company's operations and activities has placed and will continue to place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, and to increase production levels and commence marketing and distribution of its products will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its marketing and production staff, a process which is expected to continue. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

         Risks Associated with Acquisitions. In the future, the Company may acquire complementary companies, products or technologies, and from time to time engages in discussions relating to possible acquisitions. Acquisitions involve numerous risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities.

         Rapid Technological Change; Changing Product Platforms and Formats. The entertainment software market and the PC industry in general are characterized by rapid and significant technological developments and frequent changes in computer operating environments. To compete successfully in these markets, the Company must continually improve and enhance its existing products and technologies and develop new products and technologies that incorporate technological advances while remaining competitive in terms of performance and price. The Company's success also will depend substantially upon its ability to anticipate the emergence of, and to adapt its products to, popular platforms for consumer software.

         The Company has designed its Multipath Movies for use with the IBM-compatible PC. The Company intends to design future products for use with new platforms which will require substantial investments in research and development. Generally, such research and development efforts must occur one to two years in advance of the widespread release or use of the platforms in order to introduce products on a timely basis following the release of such platforms. The research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has chosen to support platforms that ultimately will be successful or that the Company will be able successfully to create software titles for such platforms in a timely manner, or at all. See " - Software Tools and Product Development."

         Dependence on Key Personnel. The Company's success has and will continue to depend to a significant extent upon certain key management, product development and technical personnel, many of whom would be difficult to replace, particularly Mark Dyne, its Chairman and Chief Executive Officer, and Kevin Bermeister, its President. Although the Company has entered into employment agreements with certain officers, such agreements are terminable upon 30 days notice by either party. Accordingly, there can be no assurance that such employees will continue to be available to the Company. The loss of the services of one or more of these key employees could have a material adverse effect on the Company and the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of technical and managerial skills, including software development and programming expertise. Significant competition exists for such personnel and the companies with which the Company competes are often larger and more established than the Company. Additionally, there is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain such personnel. There can be no assurance that the Company will be able to retain and motivate its managerial and technical personnel or attract additional qualified members to management or technical staff. The inability to attract and retain necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

         Shared Responsibilities and Other Employment Commitments of Chief Executive Officer and President. The Company's Chief Executive Officer and Chairman, Mark Dyne, and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft Pty. Limited ("Sega Ozisoft") and other businesses. Mark Dyne also serves as

Chairman of the Board of Tag-It Pacific, Inc. Kevin Bermeister also serves as managing director of Sega Enterprises (Australia) Pty., Ltd. Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a certain amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister. There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

         Conflicts of Interest. Certain of the Company's directors and officers are directors or officers of potential competitors and/or strategic partners of the Company. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of the directors, or officers and/or their affiliates, on the other hand. The Company's Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to the Company any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa. The Company's Certificate of Incorporation provides that Messrs. Dyne and Bermeister are not required to present to the Company any other opportunities which potentially may be of benefit to the Company.

         Limited Proprietary Protection. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company also relies on trademark, trade secret and copyright laws to protect its technology, with the source code for the Company's proprietary software being protected both as a trade secret and as a copyrighted work. Also, it is the Company's policy that all employees and third-party developers sign nondisclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products and does not copy-protect its software, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Although the Company is not aware of unauthorized copying of its products, if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. Furthermore, policing unauthorized use of the Company's products is difficult and costly, and software piracy can be expected to be a persistent problem. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws and the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

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

         Volatility of Stock Price. The Company's Common Stock is traded on the American Stock Exchange, and there has been substantial volatility in the market price of the Common Stock. The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. In addition, the stock market has experienced extreme price and trading volume fluctuations which have affected the market price of the common stock of many technology companies in particular and which have at times been unrelated to operating performance of the specific companies whose stock is affected. In addition, in the past the Company has not experienced significant trading volume in its Common Stock, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If market-making support does not continue at present or greater levels and/or the Company does not continue to receive analyst coverage, the average trading volume in the Common Stock may not increase or even sustain its current levels, in which case, there can be no assurance that an adequate trading market will exist to sell large positions in the Common Stock.

         Control by Existing Stockholders. As of December 31, 1997, the Company's officers and directors and Sega Ozisoft, of which Messrs. Dyne and Bermeister are directors and stockholders, owned approximately 30.6% of the Company's outstanding shares. As a result, these stockholders are able to control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and thus, the policies of the Company. The voting power of these stockholders could also discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

         Effect of Certain Charter Provisions; Stockholder's Rights Plan; Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. In March 1998, the Company adopted a stockholder's rights plan (the "Rights Agreement") and, in connection therewith, will distribute one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Pursuant to the Rights Agreement, upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by certain hostile acquirors will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Accountants ..........................................................................    33

Consolidated Balance Sheet as of December 31, 1997 .........................................................    34

Consolidated Statements of Operations for the year ended June 30, 1996, for the six months ended
   December 31, 1995 (unaudited) and December 31, 1996, and for the years ended December 31,
   1996 (unaudited) and December 31, 1997 ..................................................................    35

Consolidated Statements of Stockholders' Equity (Deficiency) for the year ended June 30, 1996,
   the six months ended December 31, 1996, and the year ended December 31 ,1997 ............................    36

Consolidated Statements of Cash Flows for the year ended June 30, 1996, for the six months ended December 31, 1995 (unaudited) and December 31, 1996, and for the years ended December 31, 1996 (unaudited) and December 31,
   1997 ....................................................................................................    37

Notes to Consolidated Financial Statements .................................................................    39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brilliant Digital Entertainment, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. (the "Company") and its subsidiary at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Brilliant Digital Entertainment, Inc. for the six months ended December 31, 1996 and the year ended June 30, 1996 were audited by other independent accountants whose report dated March 24, 1997 expressed an unqualified opinion on those statements.


Price Waterhouse LLP

March 18, 1998
Los Angeles, California

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                                   DECEMBER 31,
                                                                                       1997
                                                                                   -----------
ASSETS
Current assets:
     Cash and cash equivalents............................................         $   12,338
     Accounts receivable..................................................              2,088
     Other assets.........................................................                296
                                                                                   -----------
Total current assets......................................................             14,722
Property, plant and equipment, net........................................                633
Movie software costs......................................................              1,136
Other assets, net.........................................................                352
                                                                                   -----------
Total assets..............................................................         $   16,843
                                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................         $      179
     Accrued expenses.....................................................              1,842
                                                                                   -----------
Total current liabilities.................................................              2,021
Commitments and contingencies
Stockholders equity:
     Preferred Stock ($0.001 par value; 1,000,000 shares
        authorized; no shares issued or outstanding)......................               --

     Common Stock ($0.001 par value; 30,000,000 shares
        authorized;  9,403,001 shares issued and outstanding..............                  9

     Additional paid-in capital...........................................             21,268
     Accumulated deficit..................................................             (6,260)
     Cumulative translation adjustment....................................               (195)
                                                                                   -----------
Total stockholders' equity................................................             14,822
                                                                                   -----------
Total liabilities and stockholders' equity................................         $   16,843
                                                                                   ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                             YEAR ENDED         SIX MONTHS ENDED               YEAR ENDED
                                              JUNE 30,            DECEMBER 31,                 DECEMBER 31,
                                                            ------------------------       -------------------
                                                1996          1995           1996           1996         1997
                                             ----------      -------        -------        -------     -------
                                                             (UNAUDITED)                   (UNAUDITED)
Revenues:
   Software sales .....................       $ 1,468        $   877        $    96        $   682     $ 2,246

   Development fees ...................           586            307            254            531         235
                                              -------        -------        -------        -------     -------
        Total revenues ................         2,054          1,184            350          1,213       2,481
Cost of revenues:
   Software sales .....................           284            195             21             77          44
   Development fees ...................           455            239            165            381        --
                                              -------        -------        -------        -------     -------
        Total cost of revenues ........           739            434            186            458          44
                                              -------        -------        -------        -------     -------
Gross profit ..........................         1,315            750            164            755       2,437
Operating expenses:
   Sales and marketing ................           163             35            970          1,101       1,090
   General and administrative .........           366            129          1,065          1,268       2,217
   Research and development ...........           174            103          1,877          1,996       1,709
   Depreciation .......................           102             46             74            130         214
                                              -------        -------        -------        -------     -------
        Total operating expenses ......           805            313          3,986          4,495       5,230
                                              -------        -------        -------        -------     -------
Income (loss) from operations .........           510            437         (3,822)        (3,740)     (2,793)
Other income (expense):
   Export market development grant ....           122           --             --              126         148
   Gain (loss) on foreign exchange
       transactions ...................            14             17           --               (5)         27
   Interest income ....................             2           --               41             43         313
   Interest expense ...................           (95)           (64)           (54)           (84)       --
                                              -------        -------        -------        -------     -------
        Total other income (expense) ..            43            (47)           (13)            80         488
                                              -------        -------        -------        -------     -------
Income (loss) before income taxes .....           553            390         (3,835)        (3,660)     (2,305)
Provision for income taxes ............          --             --             --             --          --
                                              -------        -------        -------        -------     -------
Net income (loss) .....................       $   553        $   390        $(3,835)       $(3,660)    $(2,305)
                                              =======        =======        =======        =======     =======


Basic and diluted net income (loss) per
     share ............................       $  0.12        $  0.09        $ (0.79)       $ (0.78)    $ (0.31)
                                              =======        =======        =======        =======     =======
Weighted average number of shares
   used in computing basic and diluted
   net income (loss) per share ........         4,473          4,473          4,883          4,678       7,384
                                              =======        =======        =======        =======     =======

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK                    RETAINED
                                             ------------------   ADDITIONAL    EARNINGS      CUMULATIVE
                                               NO. OF              PAID-IN    (ACCUMULATED   TRANSLATION
                                               SHARES    AMOUNT    CAPITAL      DEFICIT)      ADJUSTMENT    TOTAL
                                             ----------  ------   ----------  ------------   ------------  -------
Balance at June 30, 1995 ...........         4,473,040       4          10         (673)           12         (647)
    Repurchase of shares ...........           (44,200)   --          --           --            --           --
    Cancellation of shares .........            (8,840)   --          --           --            --           --
    Foreign exchange translation ...              --      --          --           --             (36)         (36)
    Net income .....................              --      --          --            553          --            553
                                            ----------   -----      ------       ------          ----      -------
Balance at June 30, 1996 ...........         4,420,000       4          10         (120)          (24)        (130)
    Grant of warrants ..............              --      --         1,096         --            --          1,096
    Initial public offering, net of
        expenses of $1,468 .........         2,000,000       2       8,530         --            --          8,532
    Conversion of SAND note ........           780,001       1       1,499         --            --          1,500
    Grant of stock options .........              --      --           185         --            --            185
    Foreign exchange translation ...              --      --          --           --              (3)          (3)
    Net loss .......................              --      --          --         (3,835)         --         (3,835)
                                            ----------   -----      ------       ------          ----      -------
Balance at December 31, 1996 .......         7,200,001       7      11,320       (3,955)          (27)       7,345
    Grant of warrants ..............              --      --           140         --            --            140
    Grant of stock options .........              --      --            12         --            --             12
    Exercise of stock options ......             3,000    --          --           --            --           --
    Public offering, net of expenses
        of $1,202 ..................         2,200,000       2       9,796         --            --          9,798
    Foreign exchange translation ...              --      --          --           --            (168)        (168)
    Net loss .......................              --      --          --         (2,305)         --         (2,305)
                                            ----------   -----      ------       ------          ----      -------
Balance at December 31, 1997 .......         9,403,001       9      21,268       (6,260)         (195)      14,822
                                            ==========   =====      ======       ======          ====      =======

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               YEAR ENDED     SIX MONTHS ENDED
                                                JUNE 30,        DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                            --------------------   -----------------------
                                                  1996         1995       1996        1996         1997
                                               ----------   ----------   -------   ----------    ---------
                                                            (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss) ........................        $ 553       $ 390      $(3,835)    $(3,660)    $ (2,305)
Adjustments to reconcile net income (loss)
   to the net cash provided by (used in)
   operating activities:
     Depreciation and amortization .......          102          46           74         150          473
     Effect of warrants granted ..........         --          --          1,096       1,096          140
     Effect of stock options granted .....         --          --            125         123           12
     Effect of SAND Note .................         --          --          1,350       1,350         --
     Changes in operating assets and
     liabilities:
       Accounts receivable ...............         (633)       (869)         551         807       (1,986)
       Movie software costs ..............         --          --           --          --         (1,284)
       Other assets ......................         --          --           (371)       (391)        (478)
       Accounts payable and accruals .....           40           7          791         823        1,225
       Deferred revenue ..................         --          --            (50)        (49)        (154)
                                                  -----       -----      -------     -------     --------
Net cash provided by (used in) operating
   activities ............................           62        (426)        (269)        249       (4,357)

INVESTING ACTIVITIES
Purchases of equipment ...................         (110)        (72)         (69)       (104)        (599)
                                                  -----       -----      -------     -------     --------
Net cash used in investing activities ....         (110)        (72)         (69)       (104)        (599)

FINANCING ACTIVITIES
Proceeds from issuance of shares .........         --          --          8,532       8,532        9,798
Increase in amounts payable to related
   parties ...............................          711         702          491         780         --
Repayments of amounts payable to related
   parties ...............................         (672)       (169)      (1,145)     (1,943)         (78)
                                                  -----       -----      -------     -------     --------
Net cash provided by financing activities            39         533        7,878       7,369        9,720
                                                  -----       -----      -------     -------     --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ......................           (9)         35        7,540       7,514        4,764

Translation adjustments ..................           13           2           (2)         (9)         (17)
Cash and cash equivalents at beginning
   of period .............................           49          49           53          86        7,591
                                                  -----       -----      -------     -------     --------
Cash and cash equivalents at end  of
   period ................................        $  53       $  86      $ 7,591     $ 7,591     $ 12,338
                                                  =====       =====      =======     =======     ========

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
     Interest ............................        $--         $--        $   204     $   204     $   --


                 See Notes to Consolidated Financial Statements.

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

         During the six months ended December 31, 1996, the Company recorded $60,000 of stock option deferred compensation, which was included in other assets at December 31, 1996 (see Note 5 of the Notes to Consolidated Financial Statements).

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a production and development studio producing digital entertainment for distribution over the Internet and on CD-ROM. In July 1996, the Company incorporated in the State of Delaware and, in August 1996, issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia") (the "Exchange"). Historically, BII Australia developed, produced and marketed interactive multimedia titles for the education and entertainment markets. The Company operates, and BII Australia operated, principally in the computer software industry. BII Australia operated predominantly in Australia with significant exports to the United States.

         On September 13, 1996, the Company effected a 4.42 for 1 stock split (the "Stock Split") resulting in a 3,420,000 increase in the number of shares of Common Stock outstanding.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of Brilliant and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Fiscal Year

         The Company changed its fiscal year-end from June 30 to December 31, effective December 31, 1996.

Revenue Recognition

                  The Company recognizes software revenue in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition". The Accounting Standards Executive Committee issued SOP 97-2, "Software Revenue Recognition" in October 1997 effective for transactions entered into in fiscal periods beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 and provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted SOP 97-2 in the first quarter of 1998. The adoption of SOP 97-2 may materially affect the period in which revenues from distribution contracts are recognized in the future, however, the potential future impact cannot currently be determined .

         Software Sales: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. Revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer. Revenue related to a percentage of sales is recognized upon notification by the distributor that a royalty has been earned by the Company.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

         Software sales resulting from the Company selling completed software products are recognized upon shipment of product.

         It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized. For the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, the Company had experienced no returns on software sales.

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

Cost of Revenues

         Cost of revenues related to software sales consists primarily of royalties to third parties and the direct costs and production overhead required to reproduce and package software products. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music.

Research and Development Costs

         The Company incurs research and development costs relating to the development of traditional CD-ROM software tools which provide the technical infrastructure for production of CD-ROM titles produced by the Company. The Company incurred research and development costs of $174,000, $1,877,000, and $1,709,000 for the fiscal year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, respectively. The amount for the six months ended December 31, 1996 includes $1,350,000 of in-process research and development, which was expensed in accounting for the SAND acquisition (see Note 3).

Movie Software Costs

         Movie software costs include costs of development and production including labor, material and production overhead.

         The Company's current accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to the failure of the Company's new product to achieve commercial success. As a result, the carrying amount of the capitalized movie software costs and licensing advances included in other assets may be materially reduced in the short term.

         Prior to reaching technological feasibility, the Company expensed all costs related to the development of both its software tools and Multipath Movie titles. During the third quarter of 1997, the Company began capitalizing certain development costs related to the production of Multipath Movies in accordance with SFAS No. 86. As of December 31, 1997 no amounts of these capitalized development costs had been amortized.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging up to four years.

Income Taxes

         The Company uses the asset and liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Translation

         The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using current exchange rates ($0.652 at December 31, 1997), and revenues and expenses are translated into U.S. dollars using average exchange rates ($0.760 for the year ended June 30, 1996, $0.792 for the six months ended December 31, 1996, $0.742 for the year ended December 31, 1997). The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revises the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Options and warrants representing common shares of 910,000 and 1,223,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended December 31, 1996 and the year ended December 31, 1997, respectively, because they were anti-dilutive. The Company has adopted SFAS No. 128 for the year ended December 31, 1997 and has restated prior periods presented to conform to SFAS No 128.

Stock Options

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the intrinsic value method prescribed by APB Opinion No. 25. See Note 5 for supplemental disclosure.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. The Company has investment policies that limit investments to short-term investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products. The Company performs credit evaluations and generally does not require collateral. At December 31, 1997, 95% of the Company's accounts receivable arose from a non-exclusive CD-ROM distribution agreement with one customer, Packard Bell NEC.

         The Company analyzes customer receivables to determine the necessity of an allowance for doubtful accounts. For the year ended December 31, 1997, no such allowance was considered necessary.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.       ACQUISITION OF SAND

         In September 1996, the Company and Sega Ozisoft entered into an Asset Purchase Agreement (the "SAND Acquisition Agreement") to acquire SAND, a division of Sega Ozisoft. Pursuant to the SAND Acquisition Agreement, the Company acquired SAND and in consideration therefor issued a $1,500,000 convertible promissory note which, upon the completion of the Company's initial public offering of Common Stock was automatically converted into 780,001 shares of Common Stock of the Company. The acquisition was accounted for using the purchase method.

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

         Pursuant to the SAND Acquisition Agreement, Sega Ozisoft agreed to fund certain development expenses of the Company prior to the closing of the Offering; and the Company agreed to reimburse Sega Ozisoft from the proceeds of the Offering for all expenses advanced by Sega Ozisoft for any period after October 31, 1996, and all expenses in excess of $59,000 per month advanced by Sega Ozisoft for August, September and October 1996. As of December 31, 1996, the Company had incurred a total obligation of $84,000 pursuant to this agreement which amount is included in amounts payable to related parties at December 31, 1996. During the year ended December 31, 1997 the Company repaid all amounts due to Sega Ozisoft.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                                                       YEAR ENDED
                                                      JUNE 30, 1996
                                                      -------------
                                                       (unaudited)
Revenues.........................................       $1,881,000
Net loss.........................................       $(797,000)
Net loss per share...............................       $   (0.15)

4.       RELATED PARTY TRANSACTIONS

         Pacific Interactive Education Pty. Ltd. ("PIE") entered into an oral agreement with BII Australia whereby Mark Miller, a shareholder and director of PIE and a director of BII Australia, provides consulting services to BII Australia. Pursuant to the oral agreement, PIE was paid $69,000, $18,000 and $0 for the fiscal year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, respectively, for such services.

         Since March 1994, PIE has made periodic cash advances to BII Australia for working capital purposes. On October 24, 1994, PIE and BII Australia entered into a formal loan agreement to reflect the parties' lending relationship. The maximum amount BII Australia could borrow from PIE pursuant to the loan agreement was $631,000. The interest rate of the note was 12.5% and the note plus accrued interest was due and payable on December 31, 1994. By written agreement (the "Note Extension") dated September 13, 1996, the maturity of the note was extended until the earlier to occur of the Company's initial public offering of Common Stock or December 31, 1996. Pursuant to the Note Extension, PIE and BII Australia increased the maximum amount BII Australia could borrow under the loan agreement to $710,000. In December 1996, BII Australia repaid PIE in full for the balance outstanding ($733,000, including accrued interest of $199,000).

         BII Australia periodically purchases certain computer equipment from PIE. For the fiscal year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, BII Australia's purchases totaled $16,000, $8,000 and $0, respectively.

         Mark Miller is a shareholder of Multimedia Connexion Pty. Ltd. BII Australia periodically purchases hardware and software from Multimedia Connexion Pty. Ltd. For the fiscal year ended June 30, 1996, and the year ended December 31, 1997, BII Australia purchased computer equipment totaling $16,000, and $121,000, respectively. No purchases were made during the six months ended December 31, 1996.

         Peter Dodds was a shareholder of BII Australia from inception to May 10, 1996. Mr. Dodds is also a shareholder of Andwhen Pty. Limited ("Andwhen"). Mr. Dodds provided consulting services to BII Australia in 1996. In exchange for such services, fees of $51,000 were paid to Andwhen for the fiscal year ended June 30, 1996. No consulting fees were paid during the six months ended December 31, 1996 or the year ended December 31, 1997.

         Certain equipment owned by Andwhen was leased to BII Australia pursuant to an agreement dated March 1, 1994. On May 10, 1996, the agreement was terminated. As a result, the equipment was transferred to BII Australia and BII Australia agreed to pay to Andwhen a total amount of approximately $87,000 for the purchase of such equipment. Of this amount, $20,000 was paid upon termination of the agreement. The balance was due in equal monthly installments of approximately $4,500 each. The balance was paid in full in December 1996.

         In December 1994, BII Australia entered into a Software License Agreement (the "Sega Agreement") with Sega Ozisoft Pty. Ltd. ("Sega Ozisoft"). Mark Dyne and Kevin Bermeister are directors and shareholders of Sega Ozisoft and directors and stockholders of the Company. Pursuant to the terms of

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

the Sega Agreement, Sega Ozisoft became the exclusive distributor in Australia and New Zealand of certain CD-ROM products developed by BII Australia. Pursuant to the terms of the Sega Agreement, BII Australia received non-refundable advances totaling $71,000 from Sega Ozisoft in the fiscal year ended June 30, 1995. In addition, BII Australia was entitled to receive royalty payments of $6.31 per net unit sold. Such royalty was reducible to $4.73 per net unit sold after 2,000 units had been sold of each title. The non-refundable advances were recoupable from the royalties earned by BII Australia under the Sega Agreement. As of December 31, 1996, BII Australia had received no royalty payments relating to the Sega Agreement. The Sega Agreement expired on December 15, 1996.

         In November 1995, BII Australia entered into a Distribution Agreement (the "Consumer Electronics Agreement") with Consumer Electronics Pty. Ltd. ("Consumer Electronics"). Mark Dyne and Kevin Bermeister are both directors and shareholders of Consumer Electronics. BII Australia developed, pursuant to the Consumer Electronics Agreement, several CD-ROM products to be distributed by Consumer Electronics in South Africa and neighboring territories. In addition, BII Australia granted to Consumer Electronics certain bundling rights to the CD-ROM products in the same territories. Pursuant to the Consumer Electronics Agreement, BII Australia was entitled to receive a non-refundable advance of $85,000, of which $21,000 was paid in the fiscal year ended June 30, 1996. In September 1996, the Company agreed to reduce the remaining advance by 25% in exchange for an immediate payment of the balance due. On October 15, 1996, the Company received $48,000 representing the full amount due pursuant to the re-negotiated terms. The Company anticipates no further receipts pursuant to the Consumer Electronics Agreement, which expired on December 6, 1996.

         Kevin Bermeister and Mark Dyne are both directors and shareholders of Packard Bell Pty. Ltd. Between February 1994 and June 30, 1996, BII Australia purchased an aggregate of approximately $38,000 in goods from Packard Bell Pty. Ltd. During the six months ended December 31, 1996, and the year ended December 31, 1997, BII Australia purchased an additional $9,000 and $7,000, respectively, in goods from Packard Bell Pty. Ltd.

         In January 1996, BII Australia entered into a Multimedia Software Development and Production agreement (the "Development Agreement") with Sega Ozisoft for Cyberswine. Pursuant to the terms of the Development Agreement, BII Australia was entitled to receive payment for certain assistant production services. Amounts were payable by Sega Ozisoft upon attainment of mutually determined milestones. In September 1996, the Company entered into the SAND Acquisition Agreement (see Note 3) which provided for additional payments for production services, and which superseded the Development Agreement. As of June 30, 1996, the Company had received $120,000 and had recorded a receivable of $52,000, which was received in July and August 1996. For the six months ended December 31, 1996 the Company billed an additional $92,000, of which $29,000 was receivable at December 31, 1996, and was collected during the year ended December 31, 1997.

         Mark Dyne is a director of Monto Holdings Pty. Ltd. ("Monto"). Monto entered into a multimedia production agreement with BII Australia dated March 14, 1995 whereby Monto paid BII Australia $180,000 to be used to develop a series of two CD-ROM interactive magazine programs based on a television series. BII Australia has arranged for publication and distribution of the completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. As of June 30, 1996, net receipts under the agreement totaled approximately $25,000 and payments to Monto totaled $12,000. In addition, a liability to Monto for $7,000 was recorded at June 30, 1996. In the six months ended December 31, 1996, no additional receipts or payments were made pursuant to this agreement. During the year ended December 31, 1997, the liability to Monto was reduced to $4,000.

         Diana Maranon is a director of the Company. Averil Associates, Inc. ("Averil Associates"), a financial advisory firm founded and controlled by Ms. Maranon, has, since November 1995, performed services for the Company including investigation of strategic alternatives and assistance with the Company's common stock offerings. As consideration for such services, the Company paid to Averil Associates $25,000 as of June 30, 1996, $200,000 during the six months ended December 31, 1996, and $22,000 for the year ended December 31, 1997, plus out of pocket expenses, and granted to Chloe Holding, Inc. ("Chloe"), an affiliate of Averil Associates, currently exercisable warrants to purchase 40,222 shares of Common Stock with an exercise price of $0.0326 per share. In connection with the Company's December 1997 offering of Common Stock, the Company made a cash payment to Averil Associates of $180,000 and granted to Chloe warrants to purchase 15,040 shares of Common Stock at an exercise price of 110% of the offering price.

         Between September and November 1996, the Company executed three promissory notes in favor of Reefknot, a

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

shareholder of the Company, in the principal amounts of $150,000, $50,000 and $145,000. The notes bore interest at the rate of 10% per annum. In December 1996, the Company repaid Reefknot in full the balance outstanding of $350,000 including accrued interest of $5,000.

         Gary Barber is a director of the Company and a shareholder of Morgan Creek Productions, Inc. From May 1989 until July 1997, Mr. Barber was employed by Morgan Creek Productions, Inc. From January 1995 until July 1997, he was Vice Chairman and Chief Operating Officer of Morgan Creek Productions, Inc. In September 1996, the Company entered into a strategic relationship with Morgan Creek Interactive, Inc. ("Morgan Creek"), an affiliate of Morgan Creek Productions, Inc., to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Morgan Creek, the Company is obligated to fund entirely the development of two Multipath Movies. The first project commenced under this agreement is a thirteen episode comedy adventure series featuring the Ace Ventura character.

5.       STOCKHOLDERS' EQUITY

Common Stock

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

Preferred Stock

         The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 1997 no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which adversely affect the voting power or other rights of the holders of the Company's Common Stock.

Warrants

         During September 1996 the Company entered into two strategic agreements with terms that provided for the issuance of warrants to purchase a total of 685,000 shares of the Company's Common Stock. Warrants to purchase 600,000 shares of Common Stock are exercisable at $5.00, the initial public offering price of the Company's Common Stock. Additionally, 35,000 and 50,000 of the warrants are exercisable at $4.00 and $5.20, respectively. The warrants expire in September 1999. The value of the warrants is calculated to be $1,096,000 which has been recorded as an expense charge to operations with a corresponding credit to stockholders' equity in the six months ended December 31, 1996.

         In September 1997, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock, exercisable at $10.00, in connection with a distribution agreement. The warrants expire in February 1999. The value of the warrants is calculated to be $140,000 which has been recorded as an expense charge to operations with a corresponding credit to stockholders' equity.

1996 Stock Option Plan

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

         As of October 23, 1996, the Board had granted options covering an aggregate of 185,000 shares of Common Stock to certain directors (125,000 shares) and employees (60,000 shares) of the Company, with an exercise price of $10 per share. In November 1996, the exercise price of the options was repriced to $4.00 per share. The directors options were granted effective as each director joined the Board of Directors and were immediately fully vested. In accordance with APB No. 25, the Company recognized compensation expense of $125,000 in 1996 in connection with the granting of the directors' stock options. The options granted to employees vest over a four year period. In connection with these employee stock options, $0 and $15,000 was recognized as compensation expense in the six months ended December 31, 1996 and the year ended December 31,1997, respectively, and deferred compensation of $46,000 is included in other assets at December 31, 1997. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006.

         During 1997, the Company granted additional options covering 101,000 shares of Common Stock to certain employees of the Company with a weighted average exercise price of $5.19 per share, and vesting over a 4 year period. In connection with these employee stock options, compensation expense of $12,000 was recognized in 1997.

         The following table summarizes stock option activity:

                                                          Number
                                                         of Shares       Option Price
                                                         ---------       ------------
Outstanding at June 30, 1996 ....................            --
Granted .........................................         185,000         $4.00
Exercised .......................................            --
-------------------------------------------------        --------         -----------
Outstanding at December 31, 1996 ................         185,000         $4.00
Granted .........................................         101,000         $0.01-$6.38
Exercised .......................................          (3,000)        $0.01
-------------------------------------------------        --------         -----------
Outstanding at December 31, 1997 ................         283,000         $4.00-$6.38

Exercisable  at December 31, 1997 ...............         163,326         $4.00-$5.00


         As discussed in Note 2, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

         The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: interest rates of 6.6% and 6.0%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 38.8% and 45.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $2.80 and $2.03 per share for stock options granted in 1996 and 1997, respectively.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1996 and 1997 is not representative of the pro forma effect on net income in future years because it reflects expense for only one year's vesting. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                           SIX MONTHS ENDED         YEAR ENDED
                                                          DECEMBER 31, 1996      DECEMBER 31, 1997
                                                          -----------------      -----------------
Net loss, as reported...................................     $(3,835,000)          $(2,305,000)
Net loss, pro forma.....................................     $(3,992,000)          $(2,409,000)
Basic and diluted loss per share, as reported...........     $     (0.79)          $     (0.31)
Basic and diluted loss per share, pro forma.............     $     (0.82)          $     (0.33)


6.       COMMITMENTS AND CONTINGENCIES

         In 1995, Pick Two Limited ("Pick Two"), made a $193,000 non-refundable advance to BII Australia to develop certain software. In 1996, Pick Two made an additional $19,000 non-refundable advance to BII Australia. These advances were non-interest bearing, and were to be repaid from proceeds from the sales of the completed software. During the six months ended December 31, 1996, approximately $48,000 of the advances were repaid out of proceeds received from the sale of certain research materials. During the year ended December 31, 1997 the balance of the advances were recognized as revenue.

         In September 1996, the Company entered into a strategic relationship with Crawford Productions Pty., Ltd. ("Crawford") to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Crawford, the Company is obligated to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movie titles, which cost per film is anticipated to be approximately $790,000. To date, no projects have been identified for development by the parties.

         At December 31, 1997, the Company was obligated under certain licensing agreements to make minimum payments totalling $198,000 for use of certain properties and characters in development of its products.

         The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of December 31, 1997 under these leases are as follows:

       1998                              $   290,000
       1999                                  310,000
       2000                                  268,000
       2001                                  122,000
       2002                                   71,000
       2003                                    6,000
                                        =============
                                         $ 1,067,000
                                        =============

Rent expense was $24,000, $18,000 and $166,000 for the year ended June 30, 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


7.       INCOME TAXES

         The Company has adopted the asset and liability method of accounting for income taxes. Income tax expense shown in the statements of operations is calculated on the operating profit before tax, adjusted for items which, due to treatment under income tax legislation, create permanent differences between accounting profit and taxable income. Deferred income taxes under FAS No. 109 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The Company's net income for fiscal year ended June 30, 1996 is related to the Australian operations of BII Australia. As a result, no provision was made for United States federal income taxes. Due to BII Australia's net losses for 1994 and 1995, net operating loss carry forwards ("NOL's") were generated for Australian tax purposes. A portion of these Australian NOL's were offset against BII Australia's taxable income for fiscal year ended June 30, 1996. At June 30, 1996 BII Australia had NOL's remaining of approximately $160,000, which increased to approximately $743,000 at December 31, 1996 and decreased to approximately $186,000 at December 31, 1997, and which are available for offset against Australian taxable income in the future. These NOL's may be carried forward indefinitely. During the six months ended December 31, 1996 and the year ended December 31, 1997, the U.S. parent incurred tax losses resulting in an NOL carry forwards of approximately $477,000 and $3,949,000, respectively. The losses will begin to expire in the year 2011.
No tax benefit has been recorded for these NOL's.

         The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 1997 are as follows:

                                                                             DECEMBER 31,
                                                                                 1997
                                                                            -------------
Deferred tax assets:
   Acquired in-process research and development..........................   $    450,000
   Stock options.........................................................         56,000
   Warrants issued.......................................................        494,000
   Provisions............................................................        143,000
   Net operating loss carry forward......................................      1,623,000
   Other deferred tax assets.............................................          4,000
                                                                            -------------
   Total deferred tax assets.............................................      2,770,000
   Valuation allowance...................................................      2,348,000
                                                                            -------------
Net deferred tax assets..................................................        422,000
Deferred tax liabilities:
   Deferred movie software costs.........................................        422,000
                                                                            =============
Net deferred tax assets (liabilities) ...................................           --
                                                                            =============

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                       YEAR ENDED JUNE      SIX MONTHS ENDED        YEAR ENDED
                                                              30,              DECEMBER 31,        DECEMBER 31,
                                                             1996                 1996                 1997
                                                       ---------------      ----------------       ------------
Federal income tax rate ...........................           34.0%                34.0%                34.0%
Foreign and U. S. tax effect attributable to
   foreign operations .............................            2.0                 --                   --
Effect of net operating loss and net operating loss
   carry forward ..................................          (36.0)               (34.0)               (34.0)
                                                           -------              -------              -------

Effective income tax rate .........................            0.0%                 0.0%                 0.0%
                                                           =======              =======              =======


8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                  DECEMBER 31, 1997
                                 -------------------
Computers and Equipment .....        $   838,000
Leasehold Improvements ......            152,000
Furniture and Fixtures ......             90,000
                                     -----------
                                       1,080,000
Less accumulated depreciation           (447,000)
                                     -----------
                                     $   633,000
                                     ===========



9.       ACCRUED EXPENSES

         Accrued expenses consist of the following:


                              DECEMBER 31,
                                  1997
                              ------------
Employee compensation         $  670,000
Advertising ..........           445,000
Offering costs payable           321,000
Insurance ............           153,000
Other ................           253,000
                              ----------
                              $1,842,000
                              ==========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


10.      OTHER INCOME AND EXPENSE

         Other income for the fiscal year ended June 30, 1996, and the year ended December 31, 1997 include an export market development grant of $122,000, and $148,000, respectively, from the Australian Trade Commission for participating in certain export activities. Interest expense for the year ended June 30, 1996 related to the note payable to PIE (see Note 4). Interest expense for the six months ended December 31, 1996 included $49,000 related to PIE and $5,000 related to Reefknot (see Note 4).


11.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The Company's operations for the year ended June 30, 1996 consisted solely of the operations of BII Australia. The operations of BII Australia are in Australia, with significant exports to the United States. In September 1997, the Company recognized revenue under a distribution agreement with a significant U.S. customer. The following schedule sets forth the revenues and accounts receivable of the Company by geographic area:

                                                 UNITED
                                                 STATES          AUSTRALIA         OTHER
                                               ----------        ---------       --------
Year ended June 30, 1996:
   Revenues from unaffiliated customers        $  932,000        $258,000        $235,000
   Revenues from affiliated customers .           316,000         264,000          49,000
                                               ----------        --------        --------

   Total revenues .....................        $1,248,000        $522,000        $284,000
                                               ==========        ========        ========

Six Months ended December 31, 1996:
   Revenues from unaffiliated customers        $   68,000        $184,000        $  8,000
   Revenues from affiliated customers .              --            63,000          27,000
                                               ----------        --------        --------

   Total revenues .....................        $   68,000        $247,000        $ 35,000
                                               ==========        ========        ========

Year ended December 31, 1997:
   Revenues from unaffiliated customers        $2,229,000        $196,000        $ 56,000
   Revenues from affiliated customers .              --              --              --
                                               ----------        --------        --------

   Total revenues .....................        $2,229,000        $196,000        $ 56,000
                                               ==========        ========        ========

Accounts Receivable as of:
    December 31, 1997 .................        $2,088,000            --              --
                                               ==========        ========        ========

         For each of the periods shown above, all of the operating expenses of the Company were incurred and paid in Australia, with the exception of royalties due to third parties incurred in 1997, and certain corporate expenses since September 1996. The identifiable assets of the Company, other than accounts receivable and corporate assets, are predominantly related to the operations in Australia.

         In the fiscal year ended June 30, 1996, three customers accounted for more than 10% of total revenues (Packard Bell Electronics, Inc., 15% or $316,000; Shortland Publications, 11% or $226,000; and Ocean of America, Inc., 40% or $813,000). In the six months ended December 31, 1996, four customers accounted for more than 10% of total revenues (Frontline Agency, 17% or $60,000; Interplay Productions, Inc., 17% or $60,000; Sega Ozisoft, 18% or $62,000; and Golden Dolphin Productions Pty. Ltd., 35% or $122,000). For the year ended December 31, 1997, one customer accounted for more than 10% of total revenues (Packard Bell NEC, 80% or $1,973,000).

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


12.      SUBSEQUENT EVENT

         On March 20, 1998 the Company authorized the issuance of 513,500 options to employees pursuant to the 1996 Plan.

         In March 1998, the Company adopted a stockholder's rights plan and, in connection therewith, will distribute one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirors will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Information regarding Directors and Executive Officers of Registrant will appear in the proxy statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         Information regarding executive compensation will appear in the proxy statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 1998 Annual Meeting of Stockholders, and is incorporated by this reference.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See attached Exhibit List.

         (b)      Reports on Form 8-K.

                  Report on Form 8-K dated November 4, 1997 reporting under Item 5 thereof Registrant's press release dated October 24, 1997, disclosing the Registrant's distribution agreement with Packard Bell NEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                    /s/ Michael Ozen
                                    --------------------------------------------
                           By:      Michael Ozen
                           Its:     Chief Financial Officer (Principal Financial
                                    and Accounting Officer) and Secretary

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

           Signature                       Title                                            Date
           ---------                       -----                                            ----
        /s/ Mark Dyne               Chief Executive Officer and Chairman                March 27, 1998
--------------------------------    of the Board of Directors
        Mark Dyne

        /s/ Kevin Bermeister        President and Director                              March 27, 1998
--------------------------------
        Kevin Bermeister

        /s/ Michael Ozen            Chief Financial Officer (Principal Financial        March 27, 1998
--------------------------------    and Accounting Officer) and Secretary
        Michael Ozen

        /s/ Mark Miller             Vice President, Operations and Production           March 27, 1998
--------------------------------    and Director
        Mark Miller

        /s/ Gary Barber             Director                                            March 27, 1998
--------------------------------
        Gary Barber

        /s/ Diana Maranon           Director                                            March 27, 1998
--------------------------------
        Diana Maranon

        /s/ Ray Musci               Director                                            March 27, 1998
--------------------------------
        Ray Musci

        /s/ Garth Saloner           Director                                            March 27, 1998
--------------------------------
        Garth Saloner

        /s/ Jeff Scheinrock         Director                                            March 27, 1998
--------------------------------
        Jeff Scheinrock

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER
                               EXHIBIT DESCRIPTION

         2.1 Exchange Agreement, dated August 20, 1996, by and among the Registrant, Brilliant Interactive Ideas Pty. Ltd. ("BII Australia"), Reefknot Limited and Pacific Interactive Education Pty. Limited. Incorporated by reference to Exhibit
                  2.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

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

        EXHIBIT
        NUMBER
                               EXHIBIT DESCRIPTION

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

        EXHIBIT
        NUMBER
                               EXHIBIT DESCRIPTION

                  September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

         10.18 License Agreement -- Domestic, dated July 31, 1996, between the Hearst Corporation, King Features Syndicate Division and the Registrant. Incorporated by reference to Exhibit 10.18 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

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

         10.38 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and the Registrant. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

         10.39 Site Management Agreement, dated August 1, 1997, between CompuServe Incorporated and the Registrant. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

        EXHIBIT
        NUMBER
                               EXHIBIT DESCRIPTION

         10.40 Redeemable Warrant Agreement, dated September 1, 1997, between Packard Bell NEC and the Registrant. Incorporated by reference to Exhibit 10.40 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

         10.41 Engagement Letter, dated August 1, 1997, between Averil Associates, Inc. and the Registrant. Incorporated by reference to Exhibit 10.41 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

         10.42 CD-ROM Distribution Agreement, dated September 22, 1997, between Packard Bell NEC and the Registrant. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

         10.43 Warrant Agreement, dated November 4, 1997, between Chloe Holdings, Inc. and the Registrant. Incorporated by reference to Exhibit 10.43 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

         10.44 Lease Agreement, dated January 12, 1998, between Capital Credit Company Pty. Limited and Winmor Pty. Limited and BII Australia.

         10.45 Lease Agreement between Daiwa Real Estate Co. Ltd. and BII Australia.

         21.1     List of Subsidiaries. Incorporated by reference to Exhibit
                  21.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

         23.1     Consent of Ernst & Young LLP.

         23.2     Consent of Price Waterhouse LLP.

         24.1     Power of Attorney (included on signature page).

         27.1     Financial Data Schedule.