Form 10QSB
period 1998-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1998-05-15
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

  For the transition period from __________________ to ______________________.


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


                              (818) 615-1500
              (Issuer's Telephone Number, Including Area Code)


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
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 9,403,001 shares issued and outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format (check one): Yes      No    X
                                                              -----     -----

Exhibit index is located on page 21.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                     INDEX


                                                                PAGE NO.

PART I      Financial Information                                  3

Item 1.     Financial Statements                                   3

            Condensed Consolidated Balance Sheet as of
              March 31, 1998                                       3

            Condensed Consolidated Statements of Operation
              for the three months ended March 31, 1998
              and March 31, l997                                   4

            Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998 and
              March 31, 1997                                       5

            Notes to Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  6


PART II     Other Information                                      19

Item 2.     Changes in Securities and Use of Proceeds              19

Item 6.     Exhibits and Reports on Form 8-K                       19

                                 PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               (In thousands)


                                                      MARCH 31,
                                                        1998
                                                      ---------
ASSETS                                               (UNAUDITED)
Current assets:
 Cash and cash equivalents                         $     10,064
 Accounts receivable, net                                 2,073
 Other current assets, net                                  338
                                                   ------------
Total current assets                                     12,475
Property, plant and equipment, net                          806
Movie software costs                                      1,673
Other assets                                                335
                                                   ------------
Total assets                                       $     15,289
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses             $      1,672
                                                   ------------
Total current liabilities                                 1,672
Commitments and contingencies
Stockholders' equity:
     Common stock                                             9
 Additional paid-in capital                              21,268
 Accumulated deficit                                     (7,527)
 Cumulative other comprehensive income (loss)              (133)
                                                   ------------
Total stockholders' equity                               13,617
                                                   ------------
Total liabilities and stockholders' equity          $    15,289
                                                   ============

                           See accompanying notes.

                       BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)





                                             THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------
                                                  1998               1997
                                           -------------       -------------
                                             (UNAUDITED)       (UNAUDITED)


Revenues                                  $           31       $          74

Costs and expenses:
Costs of revenues                                    266                   8
Sales and marketing                                  305                  63
General and administrative                           524                 541
Research and development                             317                 489
Depreciation                                          18                  51
                                            ------------       -------------
                                                   1,430               1,152
                                            ------------       -------------
Income (loss) from operations                     (1,399)             (1,078)
Other income (expense):
Gain (loss) on foreign exchange
    transactions                                      (8)                (10)
Interest income (expense), net                       140                  92
                                            ------------       -------------
Total other income (expense)                         132                  82
                                            ------------       -------------
Income (loss) before income taxes                 (1,267)               (996)
Provision for income taxes                            --                  --
                                            ------------       -------------
Net income (loss)                                 (1,267)               (996)

Foreign currency translation adjustment               62                   7
 (net of tax effects)                       ------------       -------------
Comprehensive income (loss)               $       (1,205)      $        (989)
                                           =============       =============

Basic and diluted net income (loss)
 per share                                $        (0.13)      $       (0.14)
                                           =============       =============
Weighted average number of shares used in
 computing basic and diluted net income
 (loss) per share                                  9,403               7,200
                                           =============       =============




                        See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)



                                              THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  1998             1997
                                              -------------    ------------
                                               (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                              $     (1,267)    $     (996)


Adjustments to reconcile net income (loss) to
 the net cash provided by (used in) operating
 activities:
     Depreciation and amortization                      329            121
   Changes in operating assets and liabilities:
     Accounts receivable                                 15             --
     Movie software costs                              (841)            --
     Accounts payable and accruals                     (356)           247
     Other assets                                       (21)           (87)
     Deferred revenue                                    --             70
                                                -----------     ----------
Net cash provided by (used in)
 operating activities                                (2,141)          (645)

INVESTING ACTIVITIES
Purchases of equipment                                 (184)          (111)
                                                -----------     ----------
Net cash used in investing activities                  (184)          (111)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (2,325)          (756)
Translation adjustments                                  51              6
Cash and cash equivalents at beginning
 of period                                           12,338          7,591
                                                -----------     ----------
Cash and cash equivalents at end of
 period                                         $    10,064     $    6,841
                                                ===========     ==========
Supplemental disclosure of cash flow
  information:
 Cash paid during the period for:
       Interest                                 $        --     $       --
                                                ===========     ==========
       Income taxes                             $        --     $       --
                                                ===========     ==========


                               See accompanying notes.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998
                               (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidation financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

2.   STOCKHOLDERS' EQUITY

     On March 20, 1998, the Company granted 513,500 options to employees pursuant to the 1996 Stock Option Plan.

     In March 1998, the Company adopted a stockholder's rights plan and, in connection therewith, will distribute one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

     Options and warrants representing common shares of 948,000 and 1,458,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 1997 and 1998, respectively, because they were anti-dilutive.

3.   COMMITMENTS AND CONTINGENCIES

     During the first quarter of 1998, the Company entered into a commitment to purchase equipment for $185,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Brilliant is a production and development studio producing a new generation of digital entertainment that is being distributed over the Internet and on CD-ROM. The Company, headquartered in the United States, was incorporated in July 1996. The Company was formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Development ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became a wholly owned subsidiary of the Company through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, the Company acquired SAND on September 30, 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

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

     The Company intends to generate a substantial majority of its future revenue from the development, production, distribution, licensing and on-line exhibition of Multipath Movies and other three-dimensional digitally created entertainment. The Company launched the first of its Multipath Movie series, CYBERSWINE, its Multipath Movie for Kids series, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, and the first two of its StoryTeller Series, NIGHT OF THE WEREWOLF and THE HALLOWEEN PARTY, in the fourth quarter of 1997. The Company's annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statement and Risk Factors - Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies and Appealing Creative Content" and "Cautionary Statements and Risk Factors - Dependence on Development of Additional Multipath Movies." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact and competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will be extremely difficult to forecast.

     The Company incurred significant operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies and as it continued to expand in anticipation of growth. As a result, the Company incurred a loss in the three months ended March 31, 1998. The Company expects that these expenses and development costs will result in losses in the quarter ended June 30, 1998, and that the Company could incur quarterly losses thereafter. See "Cautionary Statements and Risk Factors - Limited Operating History; Uncertain Profitability."

RESULTS OF OPERATIONS.

     REVENUES.

     The Company historically has derived its revenues from software sales and development fees. The Company licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product. Revenues decreased from $74,000 for the three months ended March 31, 1997 to $31,000 for the three months ended March 31, 1998. This represents a decrease of $43,000 or 58%. The decrease is mainly attributable to the change in the Company's focus to the development of Multipath(TM) Movies and the development of the associated software tools.

     As a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are to be bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during mid-1998. Although this delay should not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected.

     COST OF REVENUES. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of

Page7
outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of amortized movie software costs, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $8,000 for the three months ended March 31, 1997 to $266,000 for the three months ended March 31, 1998. This represents an increase of $258,000. Cost of revenues in the 1997 period included costs associated with software sales. The increase in cost of revenues in the 1998 period is primarily a result of the amortization ($89,000) and write down ($145,000) of capitalized movie software costs for previously released titles.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows.
Sales and marketing expenses increased from $63,000 for the three months ended March 31, 1997 to $305,000 for the three months ended March 31, 1998. The increase is primarily attributable to increased costs associated with the Company's advertising and promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the continued expansion of the Company's sales and marketing efforts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased from $541,000 for the three months ended March 31, 1997 to $524,000 for the three-months ended March 31, 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses decreased from $489,000 for the three months ended March 31, 1997 to $317,000 for the three months ended March 31, 1998. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations for the three months ended March 31, 1997 include the Multipath Movie software development costs in research and development expenses. As technological feasibility of the Multipath Movie was reached during the quarter ended September 30, 1997, Multipath Movie software development costs incurred during the three months ended March 31, 1998 were capitalized. To the extent those costs were attributable to titles which had begun to ship, they were subject to amortization. Amortized amounts have been included in costs of revenues.

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

     DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased from $51,000 for the three months ended March 31, 1997 to $18,000 for the three months ended March 31, 1998. The decrease is attributable to the capitalization of Multipath Movie software development costs.

     OTHER INCOME AND EXPENSE. Other income includes interest income and expense, and gains and losses on foreign exchange transactions. Interest income increased from $92,000 for the three months ended March 31, 1997 to $140,000 for the three months ended March 31, 1998. These increases are due to the higher cash balances as a result of the secondary offering in December 1997.

FLUCTUATING OPERATING RESULTS

     Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and expects these fluctuations to continue in the future. For instance the Company had anticipated completing foreign distribution and licensing relationships in the fourth quarter of 1997, which are now expected to be completed during 1998. These relationships were expected to generate substantial revenues in 1997.

     Also, as a result of delays in the commencement of U.S. shipments of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during mid-1998. Although this delay does not affect the number of units to be shipped pursuant to the Company's building relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected.

     Factors that may influence the Company's quarterly operating results include customer demand for the Company's products, shipping schedules for PC hardware with which Multipath Movies are bundled, introduction or enhancement of products by the Company and its competitors, the ability of the Company to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons, the timing of releases of new products or product enhancements by the Company and its competitors, introduction or availability of new hardware, market acceptance of the Multipath movies and other new products, development and promotional expenses relating to the introduction of new products or enhancements of existing products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, product returns, the timing of orders from major customers, order cancellations, delays in shipment and other developments and decisions including the timing and extent of the development expenditures, management's evaluation and judgment regarding a title's acceptance, other unanticipated operating expenses and general economic conditions.

     Additionally, a majority of unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

     The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased its operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. As was the case during 1997 and in the first quarter of 1998 and as is expected to be the case in at least the second and third quarters of 1998, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company's principal source of liquidity was approximately $10,064,000 in cash. In November 1996, the Company's initial public offering (the "Initial Public Offering") of 2,000,000 shares of Common Stock at $5 per share provided approximately $8,500,000 in cash after underwriters' discounts and commissions and offering expenses. On December 10, 1997, the Company closed a secondary offering (the "Secondary Offering") of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by the Company. The Secondary Offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. Approximately $264,000 of the net proceeds of the Initial Public Offering and all of the proceeds of the Secondary Offering remain available for product development and working capital and general corporate purposes.

     Net cash used in operating activities during the three months ended March 31, 1998 was primarily attributable to a net loss of $(1,267,000) and an increase in movie software costs of $841,000. Net cash used in investing activities in the three months ended March 31, 1998 was due primarily to the acquisition of computer equipment.

     The Company has an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, is currently under development. The Company has an obligation under its joint venture agreement with Crawfords to jointly fund two Multipath Movies. To date no projects have been identified for development by the parties. The Company also is required to make minimum payments of $198,000 under various licensing agreements. At March 31, 1998, the Company had rental commitment for its offices and production facilities of $1,011,000 payable over the next 5 years.

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

     In the third quarter of 1997 the Company was profitable due to revenues associated with its Packard Bell NEC bundling agreement. However, revenues in the fourth quarter of 1997 were adversely affected by delays in duplication, packaging and distribution which caused the Company's first Multipath Movies to begin arriving at retailers at the end of December, after the holiday selling season. In addition, as a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles are now expected to begin shipment during mid-1998. Although this delay should not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected. In order for the Company to achieve sustained profitability, the Company must continue to enter into a variety of distribution and revenue generating arrangements of this type, as well as arrangements with Internet service providers, traditional CD-ROM publishers and retailers. There can be no assurance that the Company will enter into any such arrangements, or that the Company will be able to sustain quarterly profitability.

     FLUCTUATING OPERATING RESULTS. The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The Company commenced the launch of the first of its Multipath Movies, CYBERSWINE, at the end of the fourth quarter of 1997. The Company also released the first products in the Storyteller Series and Multipath Movies for Kids series at that time. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "- Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies with Appealing Creative Content," and "- Dependence on Development of Additional Multipath Movies." The commercial success of a film also depends upon promotion and marketing, production costs, the impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will continue to be extremely difficult to forecast.

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

     The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decreased sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be materially adversely affected. See "_ Rapid Technological Change; Changing Product Platforms and Formats."

     Due to all of the foregoing factors, it is also likely that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's future capital requirements will depend on many factors, including but not limited to, the number of Multipath Movies developed, the cost of content development, marketing and distribution, the size and timing of future acquisitions, if any, and the availability of additional financing. The Company anticipates that its existing funds will not be sufficient to fund completion of the entire slate of 20 Multipath Movie episodes estimated to be completed in 1998, and intends to attempt to raise additional funds to permit completion of all titles through debt or equity financing. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If the Company is unable to obtain additional financing sufficient to fund the completion of all titles scheduled for completion in 1998, the Company anticipates that it may defer completion of several titles. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

     SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES. The Company depends substantially upon third parties for several critical elements of its business including the development and licensing of content and the distribution of its products.

     DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company has entered into strategic relationships with Packard Bell NEC, Morgan Creek and CompuServe, as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's current and planned products. The Company's business strategy is based largely on its strategic and licensing relationships with these and other companies and its ability to continue to enter into similar strategic and licensing relationships in the future. In these relationships, mutual agreement of the parties is generally required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will be dependent on Packard Bell NEC and other OEMs to bundle Multipath Movies with their hardware products as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such Multipath Movies will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of the Company's first Multipath Movie. The Company is also unable to control, manage or accurately predict the shipping schedules of Packard Bell NEC and other OEM distributors. Delays in such shipping schedules or other distribution problems affecting OEM distributors may materially adversely affect the Company's ability to release its products. For instance, the Company expected Packard Bell NEC to commence U.S. shipment of personal computers bundled with CYBERSWINE in January 1998.
As a result of delays in Packard Bell NEC's shipping schedules, the Company now does not expect Packard Bell NEC to begin U.S. shipment of the Company's first Multipath Movie bundles until mid-1998 and the Company can give no assurance that Packard Bell NEC will achieve this schedule. Also, Morgan Creek and many other content licensers have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek as well as content licensers to arbitrarily reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Many content licensers are also reluctant to grant broad licenses covering multiple formats (e.g., a license covering both Internet and television distribution rights) to companies without proven track records in the television production business, and, where rights are available, there is often significant competition for licenses. As a result of such competition, and the reluctance by owners of content to grant broad licenses, there can be no assurance that licensed content will be available to the Company at prices, or upon terms or conditions acceptable to the Company or which permit the Company to implement its strategy of producing Multipath Movies for multiple formats. Delays resulting from disagreements with licensers or joint venture partners or the Company's failure to renew or extend a key license, maintain any of its strategic relationships or enter into new licenses and strategic relationships on sound financial terms could materially adversely affect the Company's business, operating results and financial condition.

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

     DEPENDENCE ON DEVELOPMENT OF ADDITIONAL MULTIPATH MOVIES. The Company's success will depend largely upon its ability in the future to continuously develop new, commercially-successful Multipath Movie titles and to replace revenues from Multipath Movie titles in the later stages of their life cycles. If revenues from new products or other activities fail to replace declining revenues from existing products, the Company's business, operations and financial condition could be materially adversely affected. In addition, the Company's success will depend upon its ability to develop popular characters and to license recognized characters and properties from third parties for its digital entertainment products. If the Company is unable to develop popular characters or if the cost of licensing characters and properties from third parties becomes prohibitive, the Company's business, operating results and financial condition could be adversely affected. Also, the Company may from time to time, enter into agreements with licensers of intellectual property that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write off unrecovered portions of such payments.
If the Company is required to write off a material portion of any advances, or ultimately accrue for the guarantees, its business, operating results and financial condition could be materially adversely affected.

     RISKS ASSOCIATED WITH INTERNET DELIVERY. The Company also intends to distribute certain of its Multipath Movies through its Internet site and through a site on the CompuServe on-line service. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the CompuServe site, could result in less traffic to and distribution of Multipath Movies via the Internet and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and on-line service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet site or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

     The seamless appearance of Multipath Movies delivered over the Internet requires that while a scene is being viewed, succeeding scenes must be downloaded. This requires the use of 28.8 kilobits per second or faster modems, computers equipped with high-speed Pentium (or equivalent) microprocessors, 24 megabytes of random access memory and appropriately configured operating systems. These requirements generally are not satisfied by the majority of the base of currently installed PCs. There can be no assurance that adequately equipped and configured computers will become widespread prior to release of the Company's Multipath Movies. Users of computers with less sophisticated PCs may experience noticeable latencies or "lag times" between scene changes. Additionally, the performance characteristics of Multipath Movies delivered via the Internet may not equal those of Multipath Movies delivered solely on CD-ROMs, particularly with respect to perceived seamlessness and sound quality. Moreover, communications between the user and an Internet site delivering Multipath Movies may require routing of Multipath Movie instructions through several servers and may result in brief but noticeable lag times. Noticeable lag times or negative comparisons to Multipath Movies distributed on CD-ROM may reduce the attractiveness of on-line versions of the Multipath Movies.

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

     RAPID EXPANSION AND MANAGEMENT OF GROWTH. Implementation of the Company's business plan, including introduction and marketing of the Company's Multipath Movies, management of the Company's joint venture with Morgan Creek, management of the Company's strategic relationship with Packard Bell NEC, negotiation of additional content licensing and distribution agreements, management of Internet service providers, the expansion of the Company's studio in Australia, and the general strains of the Company's role as a public company have resulted in a significant expansion of the Company and will require that the Company continue to significantly expand its operations in all areas. This growth in the Company's operations and activities has placed and will continue to place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, and to increase production levels and commence marketing and distribution of its products will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its marketing and production staff, a process which is expected to continue. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has designed its Multipath Movies for use with the IBM-compatible PC. The Company intends to design future products for use with new platforms which will require substantial investments in research and development. Generally, such research and development efforts must occur one to two years in advance of the widespread release or use of the platforms in order to introduce products on a timely basis following the release of such platforms. The research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has chosen to support platforms that ultimately will be successful or that the Company will be able successfully to create software titles for such platforms in a timely manner, or at all. See "-Software Tools and Product Development."

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

     SHARED RESPONSIBILITIES AND OTHER EMPLOYMENT COMMITMENTS OF CHIEF EXECUTIVE OFFICER AND PRESIDENT. The Company's Chief Executive Officer and Chairman, Mark Dyne, and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft Pty., Limited ("Sega Ozisoft") and other businesses. Mark Dyne also serves as Chairman of the Board of Tag-It Pacific, Inc. Kevin Bermeister also serves as managing director of Sega Enterprises (Australia) Pty., Ltd. Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a certain amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister. There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

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

     CONTROL BY EXISTING STOCKHOLDERS. As of March 31, 1998, the Company's officers and directors and Sega Ozisoft, of which Messrs. Dyne and Bermeister are directors and stockholders, owned approximately 30.6% of the Company's outstanding shares. As a result, these stockholders are able to control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and thus, the policies of the Company. The voting power of these stockholders could also discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

     EFFECT OF CERTAIN CHARTER PROVISIONS; STOCKHOLDER'S RIGHTS PLAN; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. In March 1998, the Company adopted a stockholder's rights plan (the "Rights Agreement") and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Pursuant to the Rights Agreement, upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

                                   PART II

                              OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form SB-2 (File No. 333-12163) relating to the public offering (the "Offering") of an aggregate of 2,000,000 shares (the "Shares") of Common Stock, par value $0.001 per share (the "Common Stock"), was declared effective by the Securities and Exchange Commission on November 22, 1996. Credit Suisse First Boston and Cruttendon Roth Incorporated acted as co-managing underwriters for the Offering.

     All of the Shares were offered and sold by the Company for $5.00 per share, for an aggregate offering price of $10,000,000. The Company's expenses in connection with the Offering included underwriting discounts and commissions of $875,000, and other expenses of approximately $625,000, for total expenses of approximately $1,500,000, resulting in net proceeds ("Net Proceeds") to the Company of approximately $8,500,000.

     As of March 31, 1998, the Company had applied an aggregate of approximately $8,236,000 of the Net Proceeds as follows: (i) $1,400,000 to establish a production studio in New South Wales, Australia, (ii) $890,000 for software tool development, (iii) $275,000 to acquire content licenses, (iv) $1,225,000 to repay certain indebtedness (of which approximately $1,145,000 was paid to stockholders and other affiliates of the Company), and (v) $4,446,000 for working capital. As of March 31, 1998, the Company had invested the remaining $264,000 of the Net Proceeds in short-term, investment grade, interest bearing securities.

     As required by Rule 463 of the Securities Act, the Company will disclose the application of the remaining Net Proceeds in the Company's periodic report for the quarter ending June 30, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed on February 24, 1998 reporting under Item 5 a press release of the Company, and a Current Report on Form 8-K filed on April 6, 1998 reporting under Item 5 the adoption by the Company of its Stockholders' Rights Plan.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  May 14, 1998
                              ---------------------------------------------
                              By:  Michael Ozen
                              Its: Chief Financial Officer (Principal Financial
                                   and Accounting Officer) and Secretary

                            EXHIBIT INDEX


EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
------    -------------------
27.1      Financial Data Schedule.