Form 10QSB
period 1998-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1998-08-13
CIK 1022844

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the  transition  period  from  _______________  to ___________________.

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

                                    Yes X     No ____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 9,403,001 shares issued and outstanding as of August 11, 1998.

  Transitional Small Business Disclosure Format (check one): Yes ______ No X


Exhibit index is located on page 21.

================================================================================

                       BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX

                                                                       PAGE NO.

 PART I    Financial Information                                             3

 Item 1.   Financial Statements                                              3

           Condensed Consolidated Balance Sheet as of June 30, 1998          3

           Condensed Consolidated Statements of Operations for the
           three and six month periods ended June 30, 1998 and
           June 30, l997                                                     4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and June 30, 1997                  5

           Notes to Consolidated Financial Stateme                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         6

PART II    Other Information                                                19

Item 2.    Changes in Securities and Use of Proceeds                        19

Item 4.    Submission of Matters to a Vote of Security Holders              19

Item 6.    Exhibits and Reports on Form 8-K                                 19

                                     PART I

                              FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                                                                JUNE 30,

                                                                                                  1998

                                                                                           -------------------
ASSETS                                                                                        (UNAUDITED)
Current assets:

    Cash and cash equivalents..................................................       $                 7,419
    Accounts receivable, net...................................................                         1,967
    Inventory..................................................................                           106
    Other current assets, net..................................................                           142
                                                                                          --------------------
Total current assets...........................................................                         9,634
Property, plant and equipment, net.............................................                           928
Movie software costs...........................................................                         1,496
Other assets...................................................................                           369
                                                                                          --------------------
Total assets...................................................................       $                12,427
                                                                                          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued expenses......................................       $                 1,651
                                                                                          --------------------
Total current liabilities......................................................                         1,651
                                                                                          --------------------
Commitments and contingencies
Stockholders' equity:

    Common stock ..............................................................                             9
    Additional paid-in capital.................................................                        21,269
    Accumulated deficit........................................................                       (10,311 )
    Cumulative other comprehensive income (loss)...............................                          (191 )
                                                                                          --------------------
Total stockholders' equity.....................................................                        10,776
                                                                                           -------------------
Total liabilities and stockholders' equity.....................................       $                12,427
                                                                                           ===================

                             See accompanying notes.

                                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (In thousands, except per share data)

                                           3 MONTHS         3 MONTHS        6 MONTHS          6 MONTHS
                                             ENDED            ENDED           ENDED             ENDED
                                            6/30/98          6/30/97        6/30/98            6/30/97

                                         --------------   --------------  --------------    --------------
                                          (UNAUDITED)     (UNAUDITED )     (UNAUDITED)       (UNAUDITED)


REVENUE:

     Total revenues ..................   $           1    $         248   $          32     $          322
                                         --------------   --------------  --------------    --------------

COST OF REVENUES AND EXPENSES:

Cost of revenues......................             80               10              346                17
Sales & marketing.....................            670              142              991               205
General and administrative............            720              459            1,228               999
Research and development..............          1,314              572            1,651             1,060
Depreciation..........................            112               66              132               117
                                         --------------   --------------  --------------    --------------
Total cost of revenues and
     Expenses.........................          2,896            1,249           4,348             2,398
                                         --------------   --------------  --------------    --------------

Income (loss) from operations                  (2,895 )         (1,001 )         (4,316)           (2,076)



OTHER INCOME (EXPENSE):

Export market development grant.......             32              154               33               155
Gain (loss) on foreign exchange.......              2                5               (6)               (5)
Interest income (expense), net........            116               78              256               169
                                         --------------   --------------  --------------    --------------
     Total other income (expense).....            150              237              283               319
                                         --------------   --------------  --------------    --------------
Income (loss) before
     income taxes.....................         (2,745 )           (764 )         (4,033)           (1,757)
Provision for income taxes............            (13 )             (1 )            (16)               (2)
                                         --------------   --------------  --------------    --------------
Net income (loss).....................  $      (2,758 ) $         (765 ) $       (4,049)   $       (1,759)


Foreign currency translation                      (58 )            (11 )             4                  8
  adjustment (net of tax effects).......
                                         --------------   --------------  --------------    --------------
Comprehensive income (loss)...........         (2,816 )           (776 )         (4,045)           (1,751)
                                         ==============   ==============  ==============    ==============



Basic and diluted net income (loss)...
     per share .......................  $        (0.29)          (0.11) $        (0.43)   $         (0.24)
                                         ==============   ==============  ==============    ==============
Weighted average number of shares
     used in computing basic and
     diluted net income (loss) per
     share.............................         9,403            7,200           9,403             7,200
                                         ==============   ==============  ==============    ==============

                                            See accompanying notes.

Page 4

                                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (IN THOUSANDS)

                                                                             SIX MONTHS ENDED JUNE 30,

                                                                        -------------------------------------
                                                                               1998                1997
                                                                        ------------------- -------------------
                                                                           (UNAUDITED)         (UNAUDITED)


OPERATING ACTIVITIES

Net income (loss)......................................................    $        (4,049)       $    (1,759)

Adjustments to reconcile net income (loss) to the net cash provided by (used in) operating activities:

      Depreciation and amortization....................................                588                 258
      Changes in operating assets and liabilities:
         Accounts receivable...........................................                121                  --
         Inventory.....................................................                (32)                 --
         Movie software costs..........................................               (821)                 --
         Accounts payable and accruals.................................               (337)               (76)
         Other assets..................................................                (10)               (80)
         Deferred revenue..............................................                 --               (160)
                                                                        ------------------- -------------------
Net cash provided by (used in)
   operating activities................................................             (4,540)            (1,817)

INVESTING ACTIVITIES
Purchases of equipment.................................................               (469)              (331)
                                                                        ------------------- -------------------
Net cash used in investing activities .................................               (469)              (331)


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS....................................................             (5,009)            (2,148)
Translation adjustments................................................                 90                 (1)
Cash and cash equivalents at beginning
   of period...........................................................             12,338               7,591
                                                                        ------------------- -------------------
Cash and cash equivalents at end  of
   Period..............................................................    $         7,419         $     5,442
                                                                        =================== ===================
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
         Interest ..................................................... $                4         $        --
                                                                        =================== ===================
         Income taxes.................................................. $               15         $         3
                                                                        ==================  ===================


                                            See accompanying notes.

Page 5

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidation financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

2.       STOCKHOLDERS' EQUITY

          On March 20, 1998, the Company granted 513,500 options to employees pursuant to the 1996 Stock Option Plan.

         In March 1998, the Company adopted a stockholder's rights plan and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

         Options and warrants representing common shares of 979,000 and 1,732,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 1997 and 1998, respectively, because they were anti-dilutive.

3.       MOVIE SOFTWARE COSTS

Technological feasibility of the Company's original Digital Projector was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by the Company during the second quarter of 1998 are intended to be viewed on the Company's new Internet Digital Projector, which the Company plans to release in the fall of 1998. In anticipation of the release of the new Internet Digital Projector, the Company has written off amounts incurred during the second quarter in the production of Multipath Movies.

4.       COMMITMENTS AND CONTINGENCIES

         The  Company  has  a  commitment   under  its  rental   agreements  for
approximately $978,000 at June 30, 1998.

5.       SUBSEQUENT EVENTS

         In July 1998, the Company entered into a strategic alliance with a computer chip manufacturer. In connection with the alliance, the Company granted warrants to purchase 300,000 shares of Common Stock of the Company to the computer chip manufacturer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Brilliant is a production and development studio producing a new generation of digital entertainment that is being distributed over the Internet and on CD-ROM. The Company, headquartered in the United States, was incorporated in July 1996. The Company was formed through the combination of two businesses:
Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Development ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became a wholly owned subsidiary of the Company through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of Common Stock of the Company. In addition, the Company acquired SAND on September 30, 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited ("Sega Ozisoft"), one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister, the Chief Executive Officer and President of the Company, respectively.

         Founded in September 1993, BII Australia initially developed and sold interactive education and entertainment CD-ROM titles primarily for children. With the completion of the acquisition of SAND in September 1996, the nature of the Company's business changed significantly. SAND is responsible for developing the Multipath Movie suite of proprietary software tools, production process and first Multipath Movie product. The Company is focusing its efforts on the development of the Multipath Movie tools and production process, as well as the commercialization of the Multipath Movie genre, and has completed the phase-out of its traditional CD-ROM business. As a result of this change in the Company's business, the following discussion may not be representative of the Company's future operations. The Company changed its fiscal year end from June 30 to December 31, effective December 31, 1996.

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

         The Company incurred significant marketing and operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies and as it continued to expand in anticipation of growth. As a result, the Company incurred a loss in the six months ended June 30, 1998. The Company expects that these expenses and development costs will result in losses in the quarter ended September 30, 1998, and that the Company could incur quarterly losses thereafter. See "Cautionary Statements and Risk Factors - Limited Operating History; Uncertain Profitability."

RESULTS OF OPERATIONS.

         REVENUES.

         The Company historically has derived its revenues from software sales and development fees. The Company licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product. Revenues decreased from $322,000 for the six months ended June 30, 1997 to $32,000 for the six months ended June 30, 1998. This represents a decrease of $290,000 or 90%. The decrease is mainly attributable to the change in the Company's focus to the development of MultipathTM Movies and the development of the associated software tools.

         As a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles began shipping during July of 1998. Although this delay is not expected to affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell

NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected. Further, Packard Bell NEC is attempting to achieve the volume commitments of its agreement with the Company by bundling the Company's products with mid- and high-end computers only. The Company is currently in discussion with Packard Bell NEC intended to facilitate distribution of the Company's products on a wider range of Packard Bell NEC computers, but no assurance can be given that this will occur or that Packard Bell NEC will achieve its committed shipment level.

         COST OF REVENUES. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of amortized movie software costs, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $17,000 for the six months ended June 30, 1997 to $346,000 for the six months ended June 30, 1998. This represents an increase of $329,000. Cost of revenues in the 1997 period included costs associated with software sales. The increase in cost of revenues in the 1998 period is primarily a result of the amortization ($161,000) and write down ($145,000) of capitalized movie software costs for previously released titles.

         SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses increased from $205,000 for the six months ended June 30, 1997 to $991,000 for the six months ended June 30, 1998. The increase is primarily attributable to increased costs associated with the Company's promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the continued expansion of the Company's sales and marketing efforts.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $999,000 for the six months ended June 30, 1997 to $1,228,000 for the six months ended June 30, 1998. The increase is most significantly attributable to increased employment costs resulting from additional personnel.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses increased from $1,060,000 for the six months ended June 30, 1997 to $1,651,000 for the six months ended June 30, 1998. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations include Multipath Movie software development costs in research and development expenses. Technological feasibility of the Company's original Digital Projector was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by the Company during the second quarter of 1998 are intended to be viewed on the Company's new Internet Digital Projector, which the Company plans to release in the fall of 1998. In anticipation of the release of the new Internet Digital Projector, the Company has written off amounts incurred during the second quarter in the production of Multipath Movies. To the extent capitalized Multipath Movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts have been included in costs of revenues.

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

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $117,000 for the six months ended June 30, 1997 to $132,000 for the six months ended June 30, 1998. The increase is attributable to the increase in depreciable assets.

         OTHER INCOME AND EXPENSE. Other income includes amounts received under an export market development grant, as well as interest income and expense and gains and losses on foreign exchange transactions. Net interest income increased from $169,000 for the six months ended June 30, 1997 to $256,000 for the six months ended June 30, 1998. These increases are due to the higher cash balances as a result of the secondary offering in December 1997.

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

         Also, as a result of delays in the commencement of U.S. shipments of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles began shipping during July of 1998. Although this delay does not affect the number of units to be shipped pursuant to the Company's building relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected.

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

         The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased its operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. As was the case during 1997 and in the first and second quarters of 1998 and as is expected to be the case in at least the third quarter of 1998, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's principal source of liquidity was approximately $7,419,000 in cash. In November 1996, the Company's initial public offering (the "Initial Public Offering") of 2,000,000 shares of Common Stock at $5 per share provided approximately $8,500,000 in cash after underwriters' discounts and commissions and offering expenses. On December 10, 1997, the Company closed a secondary offering (the "Secondary Offering") of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by the Company. The Secondary Offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. Approximately $7,419,000 of the net proceeds of the Secondary Offering remain available for product development and working capital and general corporate purposes.

         Net cash used in operating activities during the six months ended June 30, 1998 was primarily attributable to a net loss of $4,049,000 and an increase in movie software costs of $821,000. Net cash used in investing activities in the six months ended June 30, 1998 was due primarily to the acquisition of computer equipment.

         The Company has an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, is currently under development. The Company has an obligation under its joint venture agreement with Crawfords to jointly fund two Multipath Movies. To date no projects have been identified for development by the parties. The Company also is required to make minimum payments of $198,000 under various licensing agreements. At June 30, 1998, the Company had rental commitment for its offices and production facilities of $978,000 payable over the next 5 years.

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

         Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by user reaction, which is unpredictable. The Company introduced CYBERSWINE, its first Multipath Movie, at the end of the fourth quarter of 1997. The commercial success of the Company's Multipath Movies will depend on its ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that capture the attention and imagination of the market. In addition, the success of the Company's Multipath Movies will depend upon the Company's ability to develop popular characters and to license recognized characters and properties from third parties for its software titles. There can be no assurance that the Company will be able to develop or license popular stories or characters. The success of a Multipath Movie also depends upon the effectiveness of the Company's marketing and successful introduction of the first Multipath Movie through the Company's bundling relationship with Packard Bell NEC and the retail channel, as well as the quality and acceptance of other competing programs released into the market at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that the Company will be able to successfully introduce the Multipath Movie through its bundling relationship with Packard Bell NEC, in the retail channel or otherwise. Accordingly, there exists substantial risk that some or all of the Company's Multipath Movies will not be commercially successful, resulting in certain costs not being recouped or anticipated profits not being realized. Further, the success of the Multipath Movie genre will substantially depend on the market's reception of the first Multipath Movie. The failure of the Company's initial Multipath Movie to achieve commercial success might damage the ability of the Company to introduce additional titles. Accordingly, the failure of any of the Company's Multipath Movies, and especially its first Multipath Movie, to achieve commercial success, could have a material adverse affect on the business, operating results and financial condition of the Company.

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

         In the third quarter of 1997 the Company was profitable due to revenues associated with its Packard Bell NEC bundling agreement. However, revenues in the fourth quarter of 1997 were adversely affected by delays in duplication, packaging and distribution which caused the Company's first Multipath Movies to begin arriving at retailers at the end of December, after the holiday selling season. In addition, as a result of delays in the commencement of the U.S. shipment of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles only began shipment in July 1998. Although this delay should not affect the number of units to be shipped pursuant to the Company's bundling relationship with Packard Bell NEC, it will impact the Company's 1998 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected. In order for the Company to achieve sustained profitability, the Company must continue to enter into a variety of distribution and revenue generating arrangements of this type, as well as arrangements with Internet service providers, traditional CD-ROM publishers and retailers. There can be no assurance that the Company will enter into any such arrangements, or that the Company will be able to sustain quarterly profitability.

         FLUCTUATING OPERATING RESULTS. The Company intends to generate a substantial majority of its future revenue from the development and production of Multipath Movies and other three-dimensional digitally created entertainment. The Company commenced the launch of the first of its Multipath Movies, CYBERSWINE, at the end of the fourth quarter of 1997. The Company also released the first products in the Storyteller Series and Multipath Movies for Kids series at that time. The Company's annual and quarterly revenue will depend upon the successful development, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Acceptance of Multipath Movie Concept; Successful Development of Multipath Movies with Appealing Creative Content," and "- Dependence on Development of Additional Multipath Movies." The commercial success of a film also depends upon promotion and marketing, production costs, the impact of competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will continue to be extremely difficult to forecast.

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

          The entertainment industry historically has been subject to substantial cyclical variation, with consumer spending for entertainment products tending to decline during recessionary periods. There can be no assurance that the Company will be able to adjust its anticipated product development expenditures and other expenses in the event of an economic downturn during such development. Accordingly, if a recessionary period occurs, tending to result in decreased sales of the Company's products, product development expenses likely will remain constant and the Company's business, operating results and financial condition could be materially adversely affected. See "-- Rapid Technological Change; Changing Product Platforms and Formats."

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

         DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company has entered into strategic relationships with Packard Bell NEC, Morgan Creek and CompuServe, as well as licensing arrangements with numerous additional companies that own the stories underlying and/or characters in many of the Company's current and planned products. The Company's business strategy is based largely on its strategic and licensing relationships with these and other companies and its ability to continue to enter into similar strategic and licensing relationships in the future. In these relationships, mutual agreement of the parties is generally required for significant matters, or approval of the strategic partner or both parties is required to release products or to commence distribution of products. For example, the Company will be dependent on Packard Bell NEC and other OEMs to bundle Multipath Movies with their hardware products as a significant element of the Company's launch of the Multipath Movie genre. Packard Bell NEC's obligation to distribute such Multipath Movies will depend upon Packard Bell NEC's acceptance of master CD-ROMs complying with the Company's specifications. Consequently, Packard Bell NEC may, in the exercise of its approval rights, delay the introduction of certain of the Company's
Multipath Movie titles. The Company is also unable to control, manage or accurately predict the shipping schedules of Packard Bell NEC and other OEM distributors. Delays in such shipping schedules or other distribution problems affecting OEM distributors may materially adversely affect the Company's ability to release its products. For instance, the Company expected Packard Bell NEC to commence U.S. shipment of personal computers bundled with CYBERSWINE in January 1998. As a result of delays in Packard Bell NEC's shipping schedules, Packard Bell NEC began U.S. shipment of the Company's first Multipath Movie bundles in mid-1998. Further, Packard Bell NEC is attempting to achieve the volume commitments of its agreement with the Company by bundling the Company's products with mid- and high-end computers only. The Company is currently in discussion with Packard Bell NEC intended to facilitate distribution of the Company's products on a wider range of Packard Bell NEC computers, but no assurance can be given that this will occur or that Packard Bell NEC will achieve its committed shipment level. Also, Morgan Creek and many other content licensers have various creative controls and approval rights pursuant to their joint venture agreements with the Company. These creative controls and approval rights allow Morgan Creek as well as content licensers to arbitrarily reject or delay the Multipath Movie productions of the respective joint ventures. There can be no assurance that the Company will not be subject to delays resulting from disagreements with or an inability to obtain approvals from its strategic partners or that the Company will achieve its objectives in respect of any or all of its strategic relationships or continue to maintain and develop these or other strategic relationships, or that licenses between the Company and any such third party will be renewed or extended at their expiration dates. Many content licensers are also reluctant to grant broad licenses covering multiple formats (e.g., a license covering both Internet and television distribution rights) to companies without proven track records in the television production business, and, where rights are available, there is often significant competition for licenses. As a result of such competition, and the reluctance by owners of content to grant broad licenses, there can be no assurance that licensed content will be available to the Company at prices, or upon terms or conditions acceptable to the Company or which permit the Company to implement its strategy of producing Multipath Movies for multiple formats. Delays resulting from disagreements with licensers or joint venture partners or the Company's failure to renew or extend a key license, maintain any of its strategic relationships or enter into new licenses and strategic relationships on sound financial terms could materially adversely affect the Company's business, operating results and financial condition.

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

         The seamless appearance of Multipath Movies delivered over the Internet requires that while a scene is being viewed, succeeding scenes must be downloaded. This requires the use of 28.8 kilobits per second or faster modems, computers equipped with high-speed Pentium (or equivalent) microprocessors, 24 megabytes of random access memory and appropriately configured operating systems. These requirements generally are not satisfied by the majority of the base of currently installed PCs. There can be no assurance that adequately equipped and configured computers will become widespread. Users of computers with less sophisticated PCs may experience noticeable latencies or "lag times" between scene changes. Additionally, the performance characteristics of Multipath Movies delivered via the Internet may not equal those of Multipath
Movies delivered solely on CD-ROMs, particularly with respect to perceived seamlessness and sound quality. Moreover, communications between the user and an Internet site delivering Multipath Movies may require routing of Multipath Movie instructions through several servers and may result in brief but noticeable lag times. Noticeable lag times or negative comparisons to Multipath Movies distributed on CD-ROM may reduce the attractiveness of on-line versions of the Multipath Movies.

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

         MANUFACTURING RISKS. The production of the Company's Multipath Movies for the retail distribution channel consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products, all of which will be performed for the Company by third party vendors in accordance with the Company's specifications and forecasts. Currently, the Company will use primarily one vendor for these services. While these services are available from multiple vendors and at multiple sites, there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay and without materially adversely affecting the Company's results of operations. The Company does not have contractual agreements with any of its third party vendors, which may result in an inability to secure adequate services in a timely manner. Demand for the services of these vendors is also seasonal, with peak demand, and service and production backlogs and delays occurring in September, October and November of each year. The Company's retail Multipath Movies must be manufactured, assembled, printed, packaged and shipped in this environment of strained capacity and must compete for capacity and priority with the CD-ROM products of many substantially larger competitors of the Company which are able to wield substantially greater influence with the Company's vendors than can currently be exerted by the Company. If the Company is unable to secure adequate services to timely produce and deliver its products for fourth quarter sales, the Company's business, operating results and financial condition would be materially adversely effected.

         SOFTWARE TOOLS AND PRODUCT DEVELOPMENT. The suite of software tools that will enable the Company to create its Multipath Movie has been developed over the past three years, and additional refinement of these tools may be necessary in order to continue to enhance the Multipath Movie format. The Company believes that its future success depends in large part upon the continuous enhancement of the software tools used to create the Multipath Movie. If problems in the development of the Company's software tools arise, no assurance can be given that the Company will be able to successfully remedy these problems. Also, entertainment products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that errors or defects will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which would have a material adverse effect upon the Company's business, operating results and financial condition.

         RAPID EXPANSION AND MANAGEMENT OF GROWTH. Implementation of the Company's business plan, including introduction and marketing of the Company's Multipath Movies, management of the Company's joint venture with Morgan Creek, management of the Company's strategic relationship with Packard Bell NEC, negotiation of additional content licensing and distribution agreements, management of Internet service providers, the expansion of the Company's studio in Australia, and the general strains of the Company's role as a public company have resulted in a significant expansion of the Company and will require that the Company continue to significantly expand its operations in all areas. This growth in the Company's operations and activities has placed and will continue to place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. In addition, the restructuring of the Company and resulting management and reporting of Australian operations and financial results from the United States have placed and will continue to place an additional strain on the Company's accounting and information systems resources. The Company's ability to manage its future growth, if any, and to increase production levels and commence marketing and distribution of its products will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its marketing and production staff, a process that is expected to continue. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company has designed its Multipath Movies for use with the IBM-compatible PC. The Company intends to design future products for use with new platforms that will require substantial investments in research and development. Generally, such research and development efforts must occur one to two years in advance of the widespread release or use of the platforms in order to introduce products on a timely basis following the release of such platforms. The research and development efforts in connection with games for certain advanced and emerging platforms may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the new platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset the research and development costs incurred in connection with their development. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that technological developments will not render certain of the Company's existing products obsolete, that the Company will be able to adapt its products or technologies to emerging hardware platforms, that the Company has chosen to support platforms that ultimately will be successful or that the Company will be able successfully to create software titles for such platforms in a timely manner, or at all. See "-Software Tools and Product Development."

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

         SHARED RESPONSIBILITIES AND OTHER EMPLOYMENT COMMITMENTS OF CHIEF EXECUTIVE OFFICER AND PRESIDENT. The Company's Chief Executive Officer and Chairman, Mark Dyne, and its President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft Pty., Limited ("Sega Ozisoft") and other businesses. Mark Dyne also serves as Chairman of the Board of Tag-It Pacific, Inc. Kevin Bermeister also serves as managing director of Sega Enterprises
(Australia) Pty., Ltd. Although Messrs. Dyne and Bermeister are active in the management of the Company, they are not required to spend a specified amount of time at the Company nor are they able to devote their full time and resources to the Company. Further, the Company does not have employment agreements with either of Messrs. Dyne or Bermeister. There can be no assurance that the inability of Messrs. Dyne and Bermeister to devote their full time and resources to the Company will not adversely affect the Company's business, operating results or financial condition.

         CONFLICTS OF INTEREST. Certain of the Company's directors and officers are directors or officers of potential competitors and/or strategic partners of the Company. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of the directors, or officers and/or their affiliates, on the other hand. The Company's Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to the Company any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa. The Company's Certificate of Incorporation provides that Messrs. Dyne and Bermeister are not required to present to the Company any other opportunities that potentially may be of benefit to the Company.

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

         The Company believes that its products, including its suite of software tools, do not infringe any valid existing proprietary rights of third parties. Since the software tools used to create the Multipath Movies were developed by SAND, a division of Sega Ozisoft, the Company relies entirely on the representations of Sega Ozisoft contained in the SAND Acquisition Agreement between BII Australia and Sega Ozisoft that, to Sega Ozisoft's best knowledge, the SAND technology and software acquired by the Company does not infringe the proprietary rights of others. Additionally, although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively, could have a material adverse effect on the Company's business, operating results and financial condition.

         VOLATILITY OF STOCK PRICE. The Company's Common Stock is traded on the American Stock Exchange, and there has been substantial volatility in the market price of the Common Stock. The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. In addition, the stock market has experienced extreme price and trading volume fluctuations which have affected the market price of the common stock of many technology companies in particular and which have at times been unrelated to operating performance of the specific companies whose stock is affected. In addition, in the past the Company has not experienced significant trading volume in its Common Stock, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If market-making support does not continue at present or greater levels, and/or the Company does not continue to receive analyst coverage, the average trading volume in the Common Stock may not increase or even sustain its current levels, in which case, there can be no assurance that an adequate trading market will exist to sell large positions in the Common Stock.

         INFLUENCE BY MANAGEMENT. As of June 30, 1998, the Company's officers and directors owned, in the aggregate, approximately 22.3% of the Company's outstanding shares of Common Stock. As a result, these stockholders are able to exert influence over the outcome of all matters submitted to a vote of the holders of the Company's Common Stock, including the election of the Company's Board of Directors and thus, the policies of the Company. The voting power of these stockholders could also discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

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

         As of June 30, 1998, the Company had exhausted these proceeds and had applied them as follows: (i) $1,600,000 to establish a production studio in New South Wales, Australia, (ii) $954,000 for software tool development, (iii)
$275,000 to acquire content licenses, (iv) $1,225,000 to repay certain indebtedness (of which approximately $1,145,000 was paid to stockholders and other affiliates of the Company), and (v) $4,446,000 for working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's 1998 Annual Meeting of Stockholders held on May 22, 1998 (the "Annual Meeting"), the Company's stockholders elected Ray Musci, Jeff Scheinrock and Mark Miller to serve a Class II Directors of the Company. At the Annual Meeting, 8,808,185 shares were voted in favor of, and no shares were voted against, the election of each of Messrs. Musci, Scheinrock and Miller, and 36,859 shares were withheld from voting. There were no broker non-votes at the Annual Meeting.

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

                          BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  August 12, 1998    /s/ Michael Ozen
                          ------------------------------------------------------
                          By:      Michael Ozen
                          Its:     Chief Financial Officer (Principal Financial
                                   and Accounting Officer) and Secretary

                                  EXHIBIT INDEX


 EXHIBIT NUMBER      EXHIBIT DESCRIPTION

      27.1           Financial Data Schedule.