Form 10QSB
period 1998-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1998-11-16
CIK 1022844

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to                   .
                                    ---------------    ------------------


                         Commission file number 0-21637


                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   DELAWARE                                 95-4592204
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

                                         Yes   X           No
                                              ---             ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 9,403,001 shares issued and outstanding as of November 5, 1998.

         Transitional Small Business Disclosure Format (check one):

                                         Yes               No  X
                                             ----            ----


Exhibit index is located on page 21.


================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX


                                                                        PAGE NO.

PART I       Financial Information                                             3

Item 1.      Financial Statements                                              3

             Condensed Consolidated Balance Sheet as of September 30, 1998     3

             Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and September 30, l9974

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 and September 30, 1997            5

             Notes to Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             7


PART II      Other Information                                                19

Item 2.      Changes in Securities and Use of Proceeds                        19

Item 6.      Exhibits and Reports on Form 8-K                                 19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)



                                                                                             SEPTEMBER 30,
                                                                                                  1998
                                                                                            ------------------
                                                                                              (UNAUDITED)


ASSETS

Current assets:

    Cash and cash equivalents..................................................       $                 5,353

    Accounts receivable, net...................................................                         1,976

    Inventory..................................................................                           113

    Other current assets, net..................................................                           154
                                                                                          -------------------
Total current assets...........................................................                         7,596

Property, plant and equipment, net.............................................                           837

Movie software costs...........................................................                         1,381

Other assets...................................................................                           427
                                                                                          -------------------
Total assets...................................................................       $                10,241
                                                                                          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses......................................       $                 1,553
                                                                                          -------------------
Total current liabilities......................................................                         1,553

Long term liabilities..........................................................                           154
                                                                                          -------------------
Total Liabilities..............................................................                         1,707
                                                                                          -------------------
Commitments and contingencies

Stockholders' equity:

    Common Stock...............................................................                             9

    Additional paid-in capital.................................................                        21,365

    Accumulated deficit........................................................                      (12,591)

    Cumulative other comprehensive income (loss)...............................                         (249)
                                                                                          -------------------
Total stockholders' equity.....................................................                         8,534
                                                                                          -------------------
Total liabilities and stockholders' equity.....................................       $                10,241
                                                                                           ==================

------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                          3 MONTHS      3 MONTHS           9 MONTHS       9 MONTHS
                                            ENDED         ENDED              ENDED          ENDED
                                           9/30/98       9/30/98            9/30/98        9/30/97
                                        --------------  ---------------  --------------  ---------------
                                         (UNAUDITED)     (UNAUDITED )     (UNAUDITED)      (UNAUDITED)
REVENUE:
    Total revenues.................... $         175   $        2,057   $         207    $         2,377
                                        ------------    -------------    ------------     --------------

COST OF REVENUES AND EXPENSES:

Cost of revenues .....................            50               --              390                17

Sales & marketing.....................           304              185            1,279               387

General and administrative............           776              665            2,008             1,665

Research and development..............         1,297              363            2,989             1,418

Depreciation..........................           123               80              258               198

                                          ----------      -----------      -----------      ------------
Total cost of revenues and expenses...          2550             1293             6924              3685
                                          ----------      -----------      -----------      ------------

Income (loss) from operations                (2,375)              764          (6,717)           (1,308)

OTHER INCOME (EXPENSE):

Export market development grant                   40               --               73               152

Gain (loss) on foreign exchange.......             1                4              (5)               (1)

Interest income (expense), net........            80               45              337               215

                                        ------------    -------------    -------------    --------------
     Total other income (expense).....           121               49              405               366


                                        ------------    -------------    -------------    --------------
Income (loss) before
     income taxes.....................       (2,254)              813         (6,312)             (942)

Provision for income taxes............           (3)              (1)             (19)               (2)

                                        ------------    -------------    -------------    --------------
Net Income (loss)..................... $     (2,257)   $          812   $     (6,331)    $         (944)

Foreign currency translation
      adjustment (net of tax effects)           (58)             (18)            (54)               (21)

Comprehensive income (loss)........... $     (2,315)   $          794   $     (6,385)    $         (965)
                                        ============    =============    ============     ==============
Basic and diluted net income (loss)
per share............................. $      (0.24)   $         0.11   $       (0.67)    $        (0.13)
                                        ============    =============    =============     =============
Weighted average number of shares
       used in computing basic net
       income (loss) per share........         9,403            7,201            9,403             7,200
                                        ============    =============    =============     =============
Weighted average number of shares
       used in computing diluted net
       income (loss) per share........         9,403            7,643            9,403             7,200
                                        ============    =============    =============     =============

                                            See accompanying notes.


                                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                (IN THOUSANDS)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                                                                               1998                1997
                                                                        ------------------- ------------------
                                                                           (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...................................................... $          (6,331)  $            (944)
Adjustments to reconcile net income (loss) to
   the net cash provided by (used in)
   operating activities:
      Depreciation and amortization....................................                831                 418
      Changes in operating assets and liabilities:
         Accounts receivable...........................................                112             (1,869)
         Inventory.....................................................               (40)                  --
         Movie software costs..........................................              (797)               (424)
         Accounts payable and accruals.................................              (411)                 268
         Other assets..................................................              (120)               (113)
         Deferred revenue..............................................                 --               (158)
      Effect of warrants granted.......................................                 96                 140
      Effect of options granted........................................                 --                  12
                                                                        ------------------  ------------------
Net cash provided by (used in)
   Operating activities................................................
                                                                                   (6,660)             (2,670)

INVESTING ACTIVITIES
Purchases of equipment.................................................
                                                                                     (529)               (537)
                                                                        ------------------  ------------------
Net cash used in investing activities .................................              (529)               (537)

FINANCING ACTIVITIES
Repayment of notes payable.............................................
                                                                                        --                (57)
Proceeds from operating lease agreement................................                132                  --
                                                                        ------------------  ------------------
Net cash provided by financing activities .............................                132                (57)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS....................................................            (7,057)             (3,264)
Translation adjustments................................................                 72                   1
Cash and cash equivalents at beginning
   of period...........................................................             12,338               7,591
                                                                        ------------------  ------------------
Cash and cash equivalents at end  of
   Period..............................................................  $           5,353    $          4,328
                                                                        ==================  ==================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
         Interest .....................................................  $               8    $             --
                                                                        ==================  ==================
         Income  taxes.................................................  $              17                   3
                                                                        ==================  ==================



                                            See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cashflows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

2.       STOCKHOLDERS' EQUITY

         On March 20, 1998, the Company granted 513,500 options to employees pursuant to the 1996 Stock Option Plan.

         In March 1998, the Company adopted a stockholder's rights plan and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

         Options and warrants representing common shares of 1,202,000 and 1,678,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 1997 and 1998, respectively, because they were anti-dilutive.

         In July 1998, the Company entered into a strategic alliance with a computer chip manufacturer. In connection with the alliance, the Company granted warrants to purchase 300,000 shares of Common Stock of the Company to the computer chip manufacturer.

3.       MOVIE SOFTWARE COSTS

         Technological feasibility of the Company's original Digital Projector was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by the Company during the second quarter of 1998 are intended to be viewed on the Company's new Internet Digital Projector, which the Company plans to release in the fourth quarter of 1998. In anticipation of the release of the new Internet Digital Projector, the Company has written off amounts incurred during the second and third quarters in the production of Multipath Movies.

4.       COMMITMENTS AND CONTINGENCIES

         The Company leases its office and production facilities and certain of its office equipment. The Company has commitments under its lease agreements for approximately $1,000,000 at September 30, 1998. In addition the Company has obligations of $198,000 under licensing commitments at September 30, 1998. The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000.

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

         The Company intends to generate a substantial majority of its future revenue from the development, production, distribution, licensing and on-line exhibition of Multipath Movies and other three-dimensional digitally created entertainment. The Company launched the first of its Multipath Movie series, CYBERSWINE, its Multipath Movie for Kids series, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, and the first two of its StoryTeller Series, NIGHT OF THE WEREWOLF and THE HALLOWEEN PARTY, in the fourth quarter of 1997. The Company's annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of its interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of the Company's Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statement and Risk Factors Acceptance of Multipath Movie Concept; Successful Development of Multipath
Movies and Appealing Creative Content" and "Cautionary Statements and Risk Factors - Dependence on Development of Additional Multipath Movies." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact and competition and other factors. Accordingly, the Company's annual and quarterly revenues are and will be extremely difficult to forecast.

         The Company incurred significant marketing and operating expenses and development costs as it continued development of its proprietary software tools and its Multipath Movies in anticipation of its planned fourth quarter Multipath Movie product launch. As a result, the Company incurred a loss in the nine months ended September 30, 1998. The Company expects that these expenses and development costs will result in losses in the quarter ended December 31, 1998, and that the Company could incur quarterly losses thereafter. See "Cautionary Statements and Risk Factors - Limited Operating History; Uncertain Profitability."

RESULTS OF OPERATIONS.

         REVENUES.

         The Company historically has derived its revenues from software sales and development fees. The Company licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances, and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by the Company. Development fees are paid by customers in exchange for the Company's development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product. Revenues decreased from $2,377,000 for the nine months ended September 30, 1997 to $207,000 for the nine months ended September 30, 1998. This represents a decrease of $2,170,000. Revenues for the nine months ended September 30, 1998 principally reflect amounts earned under a Multipath Movie technology and content development agreement. Revenues for the third quarter of the prior year were primarily the result of $1,900,000 in revenue from a software bundling agreement with Packard Bell NEC.

         As a result of delays in the commencement of the U.S. shipment of Packard Bell NEC personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles began shipping during July of 1998. Further, Packard Bell NEC is attempting to achieve the volume commitments of its agreement with the Company by bundling the Company's products with mid- and high-end computers only, thereby distributing fewer Multipath Movies. This delay and the inclusion only on mid- and high-end computers will impact the Company's 1998 and 1999 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected, and places significant doubt on Packard Bell NEC's ability to ship the required number of units. The Company is currently in discussion with Packard Bell NEC intended to facilitate distribution of the Company's products on a wider range of Packard Bell NEC computers, but no assurance can be given that this will occur.

         COST OF REVENUES. Cost of revenues related to development fees consists primarily of salaries, benefits and overhead associated with the development of specific software products to customer specifications, as well as costs of outside contractors engaged from time to time in creating aspects of software products such as animation, voice recording and music. Cost of revenues related to software sales consists primarily of amortized movie software costs, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $17,000 for the nine months ended September 30, 1997 to $390,000 for the nine months ended September 30, 1998. This represents an increase of $373,000. Cost of revenues in the 1997 period included costs associated with software sales. The increase in cost of revenues in the 1998 period is primarily a result of the amortization ($188,000) and write down ($161,000) of capitalized movie software costs for previously released titles. The Company will monitor the level of commercial success of the slate of Multipath Movies to be introduced in the fourth quarter and, depending upon results, may write down additional capitalized movie software costs in subsequent periods.

         SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses increased from $387,000 for the nine months ended September 30, 1997 to $1,279,000 for the nine months ended September 30, 1998. The increase is primarily attributable to increased costs associated with the Company's promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the continued expansion of the Company's sales and marketing efforts. The Company is implementing a marketing program in connection with the release of its slate of Multipath Movies in the fourth quarter and expects that this program will result in significantly increased marketing expense in the fourth quarter.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include, primarily, salaries and benefits for management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $1,665,000 for the nine months ended September 30, 1997 to $2,008,000 for the nine months ended September 30, 1998. The increase is most significantly attributable to increased employment costs resulting from additional personnel.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating the Company's software tools used to develop Multipath Movies. Research and development expenses increased from $1,418,000 for the nine months ended September 30, 1997 to $2,989,000 for the nine months ended September 30, 1998. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), the results of operations include Multipath Movie software development costs in research and development expenses. Technological feasibility of the Company's original Digital Projector was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by the Company during the second quarter of 1998 are intended to be viewed on the Company's new Internet Digital Projector, which the Company plans to release in the fourth quarter of 1998. In anticipation of the release of the new Internet Digital Projector, the Company has written off amounts incurred during the second and third quarters in the production of Multipath Movies. To the extent capitalized Multipath Movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts have been included in costs of revenues.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $198,000 for the nine months ended September 30, 1997 to $258,000 for the nine months ended September 30, 1998. The increase is attributable to the increase in depreciable assets.

         OTHER INCOME AND EXPENSE. Other income includes amounts received under an export market development grant, as well as interest income and expense and gains and losses on foreign exchange transactions. Net interest income increased from $215,000 for the nine months ended September 30, 1997 to $336,000 for the nine months ended September 30, 1998. These increases are due to the higher cash balances as a result of the secondary offering in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's principal source of liquidity was approximately $5,353,000 in cash. In November 1996, the Company's initial public offering (the "Initial Public Offering") of 2,000,000 shares of Common Stock at $5 per share provided approximately $8,500,000 in cash after underwriters' discounts and commissions and offering expenses. On December 10, 1997, the Company closed a secondary offering (the "Secondary Offering") of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by the Company. The Secondary Offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. Approximately $5,353,000 of the net proceeds of the Secondary Offering remains available for product development and working capital and general corporate purposes.

         Net cash used in operating activities during the nine months ended September 30, 1998 was primarily attributable to a net loss of $6,331, 000 and an increase in movie software costs of $797,000. Net cash used in investing activities in the nine months ended September 30, 1998 was due primarily to the acquisition of computer equipment.

         The Company has an obligation under its agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, is currently under development. The Company has an obligation under its joint venture agreement with Crawfords to jointly fund two Multipath Movies. To date no projects have been identified for development by the parties. The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000. The Company also is required to make minimum payments of up to $198,000 under various licensing agreements. At September 30, 1998, the Company had rental commitment for its offices and production facilities of $868,000, and leasing commitments for fixed assets of $132,000, payable over the next 5 years.

     The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year with the exception of anticipated expenditures required to complete the planned slate of Multipath Movie episodes during this period. The Company intends to raise additional funds through debt or equity financings or other means. The Company is currently exploring alternate sources of financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If the Company is unable to obtain additional financing the Company anticipates that it may be required to defer completion of several titles and reduce its overhead significantly. The Company's inability to obtain adequate funds may adversely affect the Company's operations and ability to implement its strategy. See "Cautionary Statements and Risk Factors - Future Capital Needs; Uncertainty of Additional Funding."

FLUCTUATING OPERATING RESULTS

         Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter and expects these fluctuations to continue in the future. For instance the Company had anticipated completing foreign distribution and licensing relationships in the fourth quarter of 1997. These relationships were expected to generate substantial revenues in 1997.

         Also, as a result of delays in the commencement of U.S. shipments of personal computers upon which the Company's products are bundled, the first U.S. Multipath Movie bundles began shipping during July of 1998. Further, Packard Bell NEC is attempting to achieve the volume commitments of its agreement with the Company by bundling the Company's products with mid- and high-end computers only, thereby distributing fewer Multipath Movies. This delay and the inclusion only on mid- and high-end computers will impact the Company's 1998 and 1999 revenues and earnings since users will not be equipped to purchase on-line episodes over the Internet as early as expected, and places significant doubt on Packard Bell NEC's ability to ship the required number of units.

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

         Additionally, a majority of unit sales for a product typically is expected to occur in the quarter in which the product is introduced. As a result, the Company's revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's revenues both domestically and internationally have varied significantly between monthly and quarterly periods. Therefore, in the future, the operating results for any quarter should not be taken as indicative of the results for any quarter in subsequent periods.

         The Company's expense levels are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from the Company's Multipath Movies would have an immediate material adverse effect on the Company's business, operating results and financial condition. The Company has increased its operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. As was the case during 1997 and in the first, second and third quarters of 1998 and as is expected to be the case in at least the fourth quarter of 1998, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

YEAR 2000

         The Company has begun a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's information technology systems and the information technology systems used by the Company's significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "00" as the year 1900 rather than 2000, which could cause miscalculations or systems failures. The objectives of the Company's Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable level.

         The Company is dependent upon both internally developed and vendor supplied information technology systems. The Company's core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in the industry. The Company has already contacted many of its information technology vendors and suppliers as to their Year 2000 compliance to determine what changes, if any, must be made to the vendor supplied systems used by the Company in its operations.

         The Company is also in the process of evaluating its internally developed information technology systems to determine their Year 2000 compliance, which is being coordinated by the Company's Vice President of Technology. The Company anticipates conducting Year 2000 compliance tests of its internally developed systems in the fourth quarter of 1998. The Company does not presently anticipate any material Year 2000 issues or significant expenses from the conversion of its own information systems, databases or programs. However, if the Company's current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk.

         The Company intends to communicate with its significant customers and vendors to understand their Year 2000 issues and how they may affect the Company, and to determine what steps these customers and vendors have taken to prepare and manage their Year 2000 issues as they relate to the Company. These customers and vendors include the host of the Company's web site and significant distributors of the Company's products. At this time, the Company does not know what measures its customers and vendors have taken to address the Year 2000 problem or how that problem's effect on its customers and vendors will impact the Company. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Readers are cautioned that this Year 2000 disclosure contains forward-looking statements. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between any new systems and systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that it will be able to timely and cost effectively resolve problems associated with the Year 2000 issue, which may effect its operations and business, or expose it to third party liability.

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

         Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by user reaction, which is unpredictable. The Company introduced CYBERSWINE, its first Multipath Movie, at the end of the fourth quarter of 1997. The commercial success of the Company's Multipath Movies will depend on its ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that capture the attention and imagination of the market. In addition, the success of the Company's Multipath Movies will depend upon the Company's ability to develop popular characters and to license recognized characters and properties from third parties for its software titles. There can be no assurance that the Company will be able to develop or license popular stories or characters. The success of a Multipath Movie also depends upon the effectiveness of the Company's marketing and successful introduction of Multipath Movies through the Company's bundling relationship with Packard Bell NEC and the retail channel, as well as the quality and acceptance of other competing programs released into the market at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. There can be no assurance that the Company will be able to successfully introduce the Multipath Movie through its bundling relationship with Packard Bell NEC, in the retail channel or otherwise. Accordingly, there exists substantial risk that some or all of the Company's Multipath Movies will not be commercially successful, resulting in certain costs not being recouped or anticipated profits not being realized. Further, the success of the Multipath Movie genre will substantially depend on the market's reception of the slate of Multipath Movies scheduled for launch in the fourth quarter of 1998. The failure of this slate of Multipath Movies to achieve commercial success might damage the ability of the Company to introduce additional titles, and could have a material adverse affect on the business, operating results and financial condition of the Company.

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

         LIMITED OPERATING HISTORY; UNCERTAIN PROFITABILITY. The Company was founded in September 1993, shipped its initial traditional CD-ROM product in November 1994 and substantially curtailed this aspect of its business in 1996. The Company acquired the software tools necessary to produce Multipath Movies in August 1996 and has only recently introduced its first Multipath Movie. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. In the third quarter of 1997 the Company was profitable due to revenues associated with its Packard Bell NEC bundling agreement. However, revenues in the fourth quarter of 1997 were adversely affected by delays in duplication, packaging and distribution which caused the Company's first Multipath Movies to begin arriving at retailers at the end of December, after the holiday selling season. In order for the Company to achieve sustained profitability, the Company must continue to enter into a variety of distribution and revenue generating arrangements as well as arrangements with Internet service providers, traditional CD-ROM publishers and retailers. There can be no assurance that the Company will enter into any such arrangements, or that the Company will be able to sustain quarterly profitability.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next year with the exception of anticipated expenditures required to complete the planned slate of Multipath Movie episodes during this period. The Company intends to raise additional funds through debt or equity financings or other means. The Company is currently exploring alternate sources of financing. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If the Company is unable to obtain additional financing the Company anticipates that it may be required to defer completion of several titles and reduce its overhead significantly. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds may adversely affect the Company's operations and ability to implement its strategy.

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

         DEPENDENCE ON DEVELOPMENT OF ADDITIONAL MULTIPATH MOVIES. The Company's success will depend largely upon its ability in the future to continuously develop new, commercially-successful Multipath Movie titles and to replace revenues from Multipath Movie titles in the later stages of their life cycles. If revenues from new products or other activities fail to replace declining revenues from existing products, the Company's business, operations and financial condition could be materially adversely affected. In addition, the Company's success will depend upon its ability to develop popular characters and to license recognized characters and properties from third parties for its digital entertainment products. If the Company is unable to develop popular characters or if the cost of licensing characters and properties from third parties becomes prohibitive, the Company's business, operating results and financial condition could be adversely affected. Also, the Company may from time to time enter into agreements with licensers of intellectual property that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write off unrecovered portions of such payments. If the Company is required to write off a material portion of any advances, or ultimately accrue for the guarantees, its business, operating results and financial condition could be materially adversely affected.

         RISKS ASSOCIATED WITH INTERNET DELIVERY. The Company also intends to distribute certain of its Multipath Movies through its Internet site and through a site on the CompuServe on-line service. Accordingly, any system failure that causes interruption or an increase in response time on the Company's Internet site or the CompuServe site, could result in less traffic to and reduced distribution of Multipath Movies via the Internet and, if sustained or repeated, could reduce the attractiveness of the Company's products. The Company is also dependent upon Web browsers and Internet and on-line service providers to ensure user access to its products. User acceptance with respect to payment methods over the Internet may also create barriers to distribution of the Company's products through the Internet. Any disruption in the Internet access provided to the Company's Internet site or any failure by the Company's Internet site to handle higher volumes of transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

         At the time of retail product shipment the Company will establish reserves, including reserves which estimate the potential for future returns based on seasonal terms of sale and distributor and retailer inventories of the Company's products, as well as other factors. The Company intends to recognize revenue from the sale of its products upon shipment except for sales made to certain distributors where the right of ownership does not pass at delivery. Product returns or price protection concessions that exceed the Company's reserves could materially adversely affect the Company's business, operating results and financial condition and could increase the magnitude of quarterly fluctuations in the Company's operating and financial results. Furthermore, if the Company's assessment of the creditworthiness of its customers receiving product on credit proves incorrect, the Company could be required to significantly increase the reserves previously established. There can be no assurance that such future write-offs will not occur or that amounts written off will not have a material adverse effect on the Company's business, results of operations and financial condition.

         MANUFACTURING RISKS. The production of the Company's Multipath Movies for the retail distribution channel consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products, all of which will be performed for the Company by third party vendors in accordance with the Company's specifications and forecasts. Currently, the Company will use primarily one vendor for these services. While these services are available from multiple vendors and at multiple sites, there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay and without materially adversely affecting the Company's results of operations. The Company does not have contractual agreements with any of its third party vendors, which may result in an inability to secure adequate services in a timely manner. Demand for the services of these vendors is also seasonal, with peak demand and service and production backlogs and delays occurring in September, October and November of each year. The Company's retail Multipath Movies must be manufactured, assembled, printed, packaged and shipped in this environment of strained capacity and must compete for capacity and priority with the CD-ROM products of many substantially larger competitors of the Company which are able to wield substantially greater influence with the Company's vendors than can currently be exerted by the Company. If the Company is unable to secure adequate services to timely produce and deliver its products for fourth quarter sales, the Company's business, operating results and financial condition would be materially adversely effected.

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

         INFLUENCE BY MANAGEMENT. As of September 30, 1998, the Company's officers and directors owned, in the aggregate, approximately 22.3% of the Company's outstanding shares of Common Stock. As a result, these stockholders are able to exert influence over the outcome of all matters submitted to a vote of the holders of the Company's Common Stock, including the election of the Company's Board of Directors and thus, the policies of the Company. The voting power of these stockholders could also discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

         EFFECT OF CERTAIN CHARTER PROVISIONS; STOCKHOLDER'S RIGHTS PLAN; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. In March 1998, the Company adopted a stockholder's rights plan (the "Rights Agreement") and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Pursuant to the Rights Agreement, upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 1998, the Company issued warrants to purchase 300,000 shares of Common Stock, par value $.001 per share, to a computer chip manufacturer at an exercise price of $4.00 per share. The warrants were issued as partial consideration for the manufacturer's obligations under that certain Software Development Agreement, dated as of July 14, 1998, between the Company and the manufacturer. The warrants are currently exercisable and expire in July 2001. In connection with the issuance, the manufacturer represented to the Company, and the Company believed, that the manufacturer was acquiring the warrants for investment purposes only and not with a view to, or for sale in connection with, a distribution of the warrants, and that the manufacturer was capable of bearing the economic risk of an investment in the Company. The warrants contain appropriate restrictive legends regarding resale and contain registration rights in connection with resale of the underlying shares of Common Stock . The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  10.1 Architectural Development and Assistance Agreement, dated
July 14, 1998.

                  10.2 Warrant, dated July 16, 1998.

                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  November 16, 1998     /S/ MICHAEL OZEN
                             ----------------
                             By:    Michael Ozen
                             Its:   Chief Financial Officer (Principal Financial
                                    and Accounting Officer) and Secretary

                                                 EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

  10.1         Architectural Development and Assistance Agreement, dated July 14, 1998.
  10.2         Warrant, dated July 16, 1998.
  27.1         Financial Data Schedule.
