Form 10KSB
period 1998-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-04-15
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

        Securities registered under to Section 12(b) of the Exchange Act:

                                                         NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-----------------------------                           -----------------------
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        The issuer's revenues for the fiscal year ended December 31, 1998 were $431,000.

        At March 19, 1999 the aggregate market value of the voting stock held by non-affiliates of the issuer was $20,104,667.

        At March 19, 1999 the issuer had 9,409,001 shares of Common Stock, $0.001 par value, issued and outstanding.

        Transitional Small Business Disclosure Format (check one):
        Yes         No   X
            -----      -----

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the issuer's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.


HISTORY AND PRIOR ACTIVITIES

        Brilliant is a production and development studio offering a new method for the production of digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. We are headquartered in the United States and were incorporated during July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Developments ("SAND"), a research and development operation for leading edge software tools.

        BII Australia became our wholly-owned subsidiary in August 1996 through the exchange of all 100,000 outstanding shares of BII Australia for 1,000,000 shares of our Common Stock. On September 30, 1996 we acquired SAND. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited, one of the largest publishers and distributors of entertainment software products in Australia and New Zealand. Sega Ozisoft and BII Australia began working together during November of 1994 to jointly continue the development of SAND's software tools. BII Australia provided consulting advice regarding integration of individual tool components, the required functionality of the tool suite and technical issues impacting the use of text, sound, graphics and other special effects in the development of an interactive digital entertainment product. BII Australia and Sega Ozisoft formalized their relationship on January 17, 1996 with an agreement through which BII Australia provided continued technical assistance for the enhancement of SAND's software tools and in the development of the first Multipath Movie product, which is based on the Australian comic strip character "Cyberswine."


GENERAL

        Using our proprietary state-of-the-art software tools, we produce Multipath(TM) Movies. Multipath Movies are three-dimensional digitally animated stories each with up to hundreds of plot alternatives, or paths, leading to multiple distinct conclusions that are influenced by the user. Our Multipath Movies feature seamless interactivity ensuring that the plot and graphical presentation of the story are uninterrupted by the user's decisions. We utilize a single cost-efficient production process to produce multiple formats of a particular Multipath Movie title for different distribution channels, such as the Internet, CD-ROM or, in the future, television programming. In addition, we have developed a system that permits real time distribution of, and user interaction with, our Multipath Movies over the Internet.

        As a part of our marketing strategy, we have secured content and characters for our Multipath Movies from a number of sources, including SUPERMAN from D.C. Comics (a subsidiary of Warner Bros.), XENA: WARRIOR PRINCESS and HERCULES & XENA THE ANIMATED MOVIE, each from Universal Studios, ACE VENTURA from Morgan Creek, POPEYE from King Features Syndicate, the CHOOSE YOUR OWN NIGHTMARE series for kids from Bantam Doubleday Dell Books and content from the rock group, KISS. We also develop Multipath Movies based on internally-developed content. Further to our strategy, we have entered into distribution agreements with industry participants including Packard Bell NEC, CompuServe, @Home, DVD Express, Kesmai's Gamestorm and Slingshot.

        Our first Multipath Movie title, CYBERSWINE, together with two titles in the CHOOSE YOUR OWN NIGHTMARE series and one POPEYE title, were completed and released at the end of 1997. During 1998, an additional 11 titles were completed, including episodes of XENA, ACE VENTURA, POPEYE and GRAVITY ANGELS, our internally developed title. During the last quarter of 1998 and the first quarter of 1999, we launched licensed properties, led by XENA, in retail stores in domestic and international markets. Many of these titles also are available online at www.multipathmovies.com as previews, webisodes (serialized episodes we offer through subscription) and/or CD-ROM's. We also have agreements with @Home, DVD Express and Kesmai's Gamestorm to offer Multipath Movies to their online users. In addition, Slingshot also has agreed to develop certain technologies required to play Hi-Fidelity Multipath Movies on the DVD platform. Slingshot has agreed to publish and distribute on DVD up to 20 titles to retailers worldwide.

        We have progressed with our plans to release some of our Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. We intend to segment Multipath Movies into 30-minute episodes and package together multiple episodes to create a season-length series for the television market. Similarly, we intend to produce 80- to 120-minute animated features for the home video market. We believe that we can produce Multipath Movies for television programming and home video features at costs substantially below typical industry costs. We intend to enter into joint ventures or partnerships with film and television production companies to jointly develop and release digital entertainment for the television broadcast/cable and home video markets. Utilizing our proprietary tools we can convert this content for distribution on the Internet, DVD and CD-ROM, at a nominal cost, thereby increasing our revenue opportunities. Although, as described above, we are presently implementing our plans to release some of the Multipath Movies in non-interactive format as television broadcast/cable programming and home video features, we note that we cannot guarantee that our efforts will be successful.

        Using our proprietary software tools in conjunction with our digital production and lay up skills, we develop Multipath Movies in a single production process. We have five proprietary software tools:

        o SCRIPNAV -- a software tool that enables a script writer to write, review and correct branching multipath scripts;

        o TALKTRACK -- a software tool used to synchronize facial expressions and mouth movements to voice soundtracks automatically;

        o SCUD ENGINE -- a software system which collects and integrates the output from all of the component tools to produce the Multipath Movie;

        o MR. COPY -- a software tool that arranges, reorders and, using licensed technology, compresses and decompresses audio and bit map files created during the production of a Multipath Movie and optimally organizes the files for use in playing the Multipath Movie; and

        o DIGITAL PROJECTOR -- which contains all the necessary elements to load and play a Multipath Movie.

        Our proprietary software tools allow us to produce each title in multiple formats in a single cost-efficient production process. This enables us to amortize our production costs across the revenue streams we realize from each format. In addition, our TalkTrack tool allows for low-cost modification of Multipath Movies to other languages without the awkward appearance of dubbed movies. Our proprietary software tools and production process are designed to emulate traditional film writing and production techniques and allow screenwriters, directors and producers to develop Multipath Movies without any detailed knowledge of computer programming or significant assistance from expensive programming teams. We believe that by utilizing existing entertainment resources we will be able to generate high-quality digital entertainment at a low cost.

        We continually consider methods of enhancing shareholder value, including possible acquisitions, joint ventures and licensing agreements as well as methods of enhancing the value of our technology and research and development capabilities. We believe that acquisitions, joint ventures and licensing agreements present an effective means of obtaining technical personnel and obtaining or expanding technologies, products and markets. We continually evaluate opportunities for acquisitions. We currently are in discussions and performing due diligence relating to a possible acquisition. There can be no assurance, however, that our discussions will lead to any acquisition or that any acquisition, if consummated, will be beneficial to us. See "Cautionary Statements and Risk Factors - WE MAY EXPERIENCE RISKS ASSOCIATED WITH ACQUISITIONS."


THE DIGITAL ENTERTAINMENT MARKET

          Digital entertainment is created and stored and can be distributed electronically. Examples of current digital entertainment products include high-end computer games, virtual reality attractions and computer-animated television programs and feature films. Traditionally, digital entertainment has been distributed on CD-ROM and game console cartridges. Leading edge digital entertainment products are now also being released online to capitalize on the current interest in the Internet and the World Wide Web. In addition, digital entertainment products have recently been released as broadcast television and cable programming, home videos, and even full length feature movies, although on a limited basis.

THE MULTIPATH MOVIE

        Multipath Movies are unlike any other entertainment product known to us. In contrast to existing compressed video interactive movies, the action of a Multipath Movie does not stop while a user makes decisions. A user's decisions are implemented seamlessly because our proprietary Digital Projector has the technical ability to form and manipulate streams of complex three-dimensional animated images in real time, sequentially, for the duration of the movie. A Multipath Movie provides the user with up to hundreds of plot branches leading to a number of different conclusions. The opening scenes of each Multipath Movie typically require limited interaction, which is intended to introduce users to the story in a manner that builds user empathy with the lead characters and teaches the user how to interact with a Multipath Movie. Further into a Multipath Movie, the level of prompted interactivity may increase. Users interact with Multipath Movies by responding with a mouse, keyboard or remote control device to decision points which affect the plot of a Multipath Movie. Decision points are identified by icons appearing at pre-scripted points, where there is tension between two characters or where characters have differing opinions about an issue, requiring the viewer to make a supportive selection. The Multipath Movie allows the user to jump forward or reverse to previously viewed scenes and, if desired, to select a different decision path. The user can view the Multipath Movie from the perspective chosen by the director or elect an almost infinite number of alternative camera angles.

        We are targeting a larger market than users of traditional computer games for our Multipath Movie products. Multipath Movies are approximately 20 to 30 minutes in length so that users can enjoy them within a single sitting. The content of our Multipath Movies is designed to appeal to a wide variety of audiences.

        MULTIPATH MOVIE DISTRIBUTION FORMATS

        In 1999, we intend to release Multipath Movies in the following formats:

        o RETAIL CD-ROM AND DVD TITLES. We offer Multipath Movies in stand alone CD-ROM format for retail distribution. These CD-ROM's contain previews of all previously released titles that can be unlocked by the user. In addition, we expect to offer DVD Multipath Movies for retail distribution in the second half of 1999.

        o BUNDLED TITLES WITH ONLINE CAPABILITY. Multipath Movie titles are bundled on a variety of hardware systems. Typically, only the preview of the title is offered for viewing by the user without the need to connect to the Internet. If the user wishes to view the full title, the user can connect to the Internet and "pay to view" the title on our website at www.multipathmovies.com.

        o WEBISODES AND PREVIEWS. Webisodes and previews are offered on our website at www.multipathmovies.com. Webisodes are serialized episodes that we offer through subscription. Users receive an e-mail, usually weekly, indicating the availability of a new webisode. Typically, webisodes are available over a 12 week period. Previews of selected titles are available to users at no charge on our website.

        o TELEVISION BROADCAST/CABLE PROGRAMMING AND HOME VIDEO. We are developing selected Multipath Movie titles in non-interactive format as television broadcast/cable programming and as home video features. We intend to segment these Multipath Movies into episodes for sale into the broadcast and cable series markets. By packaging together multiple episodes, we can create a season-length series. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the broadcast and home video markets.

        MULTIPATH MOVIE CONTENT CATEGORIES

        We are developing a broad range of Multipath Movie titles designed to appeal to viewers of varying ages and tastes. Much of the PC-based digital entertainment developed to date has been designed for the dedicated computer game player, typically an eight to 21-year-old male with substantial free time and spending money who appreciates game playing complexities. Our strategy is to develop and produce Multipath Movie titles based upon various types of compelling content directed at discrete consumer categories. Because internally-developed titles require significant time and expertise, we place greater emphasis on licensed content. We currently are developing titles according to the following categories:

        MULTIPATH MOVIE FEATURES. Our first Multipath Movie, CYBERSWINE, was produced from original scripts developed by us, and is loosely based on an Australian science fiction comic strip series. We also have developed various other titles for this category including our original series, GRAVITY ANGELS, as well as titles based on licensed content including ACE VENTURA, XENA: WARRIOR PRINCESS and the upcoming SUPERMAN and KISS titles.

        CHOOSE YOUR OWN NIGHTMARE SERIES. We are continuing to develop the CHOOSE YOUR OWN NIGHTMARE series, which is a series of Multipath Movies targeting children eight to twelve years of age. Initial titles in the series include NIGHT OF THE WEREWOLF and HALLOWEEN PARTY, and more recent titles include HOW I BECAME A FREAK, THE EVIL PENPAL, THE CURSE OF THE MUMMY and THE BITE OF THE VAMPIRE. All of these titles are based upon Bantam Doubleday Dell's popular children's series, CHOOSE YOUR OWN NIGHTMARE. Each of the books in this series is written in a branching format, where the reader skips to different pages or chapters of the book depending upon responses to questions posed in the story. Because of the branching nature of the series, these stories are ideally suited to the Multipath Movie format.

        MULTIPATH MOVIES FOR KIDS. Multipath Movies for Kids are targeted at children three to twelve years of age. These titles are specifically designed to appeal to this age group by including more comic-like characters and engaging music and sound effects. The first title we developed was QUEST FOR THE WOOLLY MAMMOTH, followed by THE SUNKEN TREASURE and THE RESCUE, all featuring POPEYE.


INTERNET TICKETING AND E-COMMERCE

        We have developed our own proprietary ticketing system to collect revenue from online users of our products. Our ticketing system is designed for compatibility with a wide variety of data storage and content billing arrangements and to allow customers to be billed more easily under a variety of charging options. Our ticketing system allows a viewer to purchase a "Movie Ticket." The ticketing system and our multipath serving software currently reside on restricted access servers at the facilities of Worldsite Networks and are maintained, upgraded and queried for reports by us via remote access. Through the facilities of Worldsite, we:

        o       receive requests from customers to purchase Movie Tickets;

        o receive, process and transmit credit card or other payment authorizations sufficient to allow us to receive payment of the price of each Movie Ticket from the customer's credit card processor;

        o       deliver Movie Tickets to customers;

        o provide Multipath Movie instructions after receipt, verification and cancellation of the customer's Movie Ticket; and

        o       collect and process information relating to customers.


THE PRODUCTION OF MULTIPATH MOVIES

        The Multipath Movie production process consists of eight phases:

        o       scripting;
        o       creative design;
        o       voice and sound;
        o       model and world building;
        o       texturing and lighting;
        o       blocking/camera editing;
        o       special effects animation; and
        o       the generation of rendered output.

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

        The Multipath Movie production process, however, differs from the traditional movie process in three important ways. First, the traditional process is substantially more labor intensive, requiring large crews, artisans and technicians to produce a final product. Once scenes are filmed and edited, any reshoots require the re-assembling of actors and crews, which is not only costly but often not feasible. Second, filming and editing in the traditional film process are two separate functions that cannot be performed simultaneously. Through digital production, a scene, or group of scenes, can be blocked, animated and edited at the same time. As a result, the producer can immediately view the scene and make any necessary changes while avoiding substantial costs and logistical problems. Finally, the digital Multipath Movie process allows the producer to easily substitute models and worlds, alter texturing and lighting, alter the blocking and editing process and alter special effects. By clicking the mouse, the director/scriptwriter can preview entire scenes, add/delete characters and plots and automatically change the appearance of a character or object. Characters and sets are all digitally produced and then animated using our software tools. Set components (such as language on storefronts and vehicles) and personal features (such as skin tone and hair color) need to be changed only once to effect the desired change throughout the Multipath Movie.


BRILLIANT'S SOFTWARE TOOLS AND PRODUCTION CAPABILITIES

        We have developed five proprietary software tools that enable us to produce high-quality Multipath Movies.

        SCRIPNAV. ScripNav was developed specifically for the writing of complex Multipath Movie scripts. A scriptwriter will use ScripNav to compose, edit and finalize a script using a commercially available word processing package. Then, the scriptwriter will insert various subplots into scenes in order to adapt the script to the Multipath Movie format. The alternative subplots, or paths, are based upon different temperaments of the lead character. For example, if the character is angry, the character will approach the other characters and the events in the scene in a much more aggressive and hostile manner, which will, in turn, send the plot in the appropriate direction. By inserting directional guides throughout the script, the scriptwriter is able to create a script with multiple paths and endings based on a character's moods and his or her interactions with the other characters. Once the script has been developed in the Multipath Movie style, ScripNav enables the scriptwriter to read, review and correct the script. ScripNav then corrects for syntax and branching errors and allows the scriptwriter to review the multiple plots produced. Lastly, ScripNav produces statistics that allow the scriptwriter to identify scenes that either cannot or are unlikely to be reached through the plot's development and, therefore, should be excluded from the final Multipath Movie product.

        TALKTRACK. TalkTrack automatically synchronizes a character's lip movements with corresponding dialogue tracks. Talk Track does this by examining wave files and generating output files that contain references to the appropriate mouth shapes. The tool samples sounds and matches them to the most appropriate mouth shape and, in the process, builds a library of correct sound samples with a direct relationship to a correct mouth shape. As we create more content, we will build a library of improving sound and mouth shape matches. We believe that TalkTrack is a more efficient and cost effective way to incorporate voice into Multipath Movies than other existing sound tools. In addition, TalkTrack allows for low cost modification of the Multipath Movies to any language without the awkward appearance of dubbed movies. The sophistication of this tool was significantly enhanced during 1997 by incorporation of improved voice sampling techniques and database applications and by incorporation of licensed lip synchronization technology.

        SCUD ENGINE. SCuD Engine is the centerpiece of the Multipath Movie development and production process. SCuD Engine is an object-oriented environment that collects and integrates source files from ScripNav, graphics, sound and TalkTrack tools and makes them available for layup and editing. SCuD Engine provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. When a previously unedited scene is opened, SCuD Engine retrieves the text for the scene from the script text file of ScripNav and places the text in on-screen blocks or slots. The layup artist can then view the descriptive or dialogue text while attaching imported graphics, sound and other source material to that line of script. SCuD Engine also includes a Shot Based Editing System that enables multiple sets and props to be incorporated into one scene to allow cuts and edits to take place in line with a traditional film environment. For example, in CYBERSWINE the specific scene data (sets and props) could be loaded into memory and then shown through different camera positions. In GRAVITY ANGELS, data from a number of different scenes (multiple scene sets and props) can be loaded into memory residing in an "off" state until it needs to be used by the camera or editor at which it returns to an "on" state. This substantially improves the visual richness of scenes.

        MR. COPY. Mr. Copy builds, integrates and allocates the final data files in composing a Multipath Movie to be played on the Digital Projector. Mr. Copy arranges, assembles and, using licensed technology, compresses and decompresses thousands of audio and bit map files that are created during the development of a Multipath Movie in a manner that optimizes the playing of the title. Mr. Copy compresses files allowing up to five hours of branching content to be captured in as little as 60 megabytes of disk space, as compared with conventional technologies which presently would require at least one gigabyte of storage.

        DIGITAL PROJECTOR. Digital Projector contains all the necessary components to load and play the final Multipath Movie products or any animation files that have been designed to take advantage of our b3d file format.
Digital Projector is the software engine for any system that is being used to play the Multipath Movie and is generally the only software tool that we must modify to permit the Multipath Movie to be adapted to new platforms. We have developed Digital Projector for IBM-compatible PCs, and may develop
Digital Projector for other platforms.

        In addition to our proprietary software tools and engines, we use certain commercially available sound and graphics tools in the Multipath Movie production process. Our proprietary tools used in conjunction with commercially available tools allow the developer to produce a high-quality Multipath Movie from the initial scripting stage to the generation of title output.

        In 1999, we plan to release our first commercially available tool, B3D - Minimize for Max. This tool contains a limited sub-set of our multipath technology and is designed to work with 3D Studio Max animation software. B3D - Minimize for Max enables animators to convert and compress 3D models and animation into web-enabled files for fast download and playback with the Digital Projector plug-in or mini-viewer, available free of charge from our web site. A b3d file contains everything needed to view online interactive animation, including 3D graphics, textures, sound and motion. All data is highly compressed, including advanced polygon data compression for 3D models, sophisticated key-frame reduction, data scaling algorithms for animation, and Voxware sound compression. For example, the well known "Dancing Baby" AVI animation, with sound, is a large download of typically 2 to 4MB. "Dancing Baby.b3d" with sound and animation data plays back at full screen and is under 200K. Three dimensional animated content created by B3D - Minimize for Max can be saved in "streaming" or "self-contained" files. Streaming b3d files download only the texture and geometry assets onto the viewer's desktop, with motion and sound data streamed over the Internet while the movie is played. Self-contained b3d files download all components to the client computer, so they can be e-mailed or embedded in documents.

        In order to further promote our multipath production processes and technology, we intend to release on a limited basis object code versions of our software tools to selected entertainment production companies and other entertainment professionals. We intend to release these software tool sets through joint venture arrangements in which we can control the proprietary value of the software tools and their dissemination. As part of these joint venture arrangements, we will provide certain technical and production assistance, while deriving revenue from a retained ownership interest in the titles produced by the joint venture. The availability and use of our software tools by the entertainment community at large is expected by us to stimulate the overall level of interest in the multipath and b3d format and will increase the number of available properties, thereby helping to establish the format as a de facto standard. Additionally, we intend to selectively adapt and enhance our tools to include features suggested by entertainment production professionals. We currently are in negotiations contemplating these types of joint ventures but do not guarantee that any such negotiations will be successfully concluded or prove to be beneficial to us if consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements and Risk Factors -- We Substantially Depend Upon Third Parties For Many Elements of Our Business" and "We May Experience Problems with Our Software Tools and Products."


SALES AND MARKETING

        Our sales and marketing program is designed to achieve revenue growth, create and continue capturing new customers and promote the ongoing growth of the Multipath Movie genre through various distribution methods and promotional initiatives. To facilitate the broad acceptance of Multipath Movies, we are pursuing a broad distribution strategy. We are focusing on three primary channels in building broad distribution of our consumer products.

        CD-ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL. We are continuing to establish a retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. In addition, we will seek to substantially broaden distribution in retail and mass market outlets, including video retailers, during 1999. We outsource the logistical, shipping and warehousing needs for our direct-to-retail program. Progress is being made in the retail channel through our relationship with GT Interactive, who is representing selected titles on CD-ROM through their mass market outlets. Certain titles are now available in stores such as Wal-Mart, Target and other mass merchant retailers. There are, however, numerous obstacles and uncertainties involved in developing a retail distribution channel. In the past, we have experienced significant delays in our introduction of titles in the retail channel. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, CYBERSWINE, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. We cannot guarantee that similar delays will not occur in the future.

        Further, we intend to release Multipath Movie titles to the DVD market for distribution commencing in 1999. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market.

        INTERNET AND ONLINE SERVICES. Given the importance of Internet and online delivery in the overall success of the Multipath Movie format, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we seek to bundle our titles through various OEM manufacturers. Selected Multipath Movie titles may continue to be distributed to CompuServe users on CD-ROM, which will allow them to purchase Multipath Movies through our website. In addition, we have participated in online marketing campaigns with well known sites such as Disney's and Microsoft's and have entered into content and distribution arrangements with DVD Express, Mediadome, Gamestorm, and @Home. Relationships with other on-line business partners are currently being pursued but cannot be guaranteed.

        We have been disappointed and adversely affected by the performance of Packard Bell NEC of its obligation to ship our products with 6 million Packard Bell NEC personal computers. Due to delays by Packard Bell NEC in the shipment of some of our titles beyond their initially anticipated launch dates, and the decision by Packard Bell NEC to distribute our titles with only its middle- to high-end computers, we do not believe Packard Bell NEC will ship the required number of units under our agreement. See "-- STRATEGIC, CONTENT AND DISTRIBUTION RELATIONSHIPS -- PACKARD BELL NEC."

        We also have experienced delays in the development of compression technologies designed to reduce the time it takes a user to download from our website the data necessary to view a Multipath Movie. We believe that the time required to download Multipath Movies and Webisodes have deterred potential users of our products and have reduced the effectiveness of our marketing campaigns with Microsoft and Disney. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts. We believe that reductions in the time to download Multipath Movie content over the Internet will lead to an increase in online sales of our products. However, we are not certain that we will be able to sufficiently shrink download time to the degree that may be required to satisfy consumer demands for downloads over non-broadband delivery systems.

        TELEVISION BROADCAST/CABLE PROGRAMMING AND HOME VIDEO. We have begun to market our Multipath Movies as television programming and home video features. Due to the episodic and serial nature of our Multipath Movies, our titles are easily adaptable to the episodic television market. In addition, by grouping multiple episodes together, we also can produce titles for the cable and direct to video markets. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. We believe the convergence of television programming and Internet content can create opportunities for more content to be produced using our technology.

        B3D SALES AND MARKETING. In addition to consumer product sales and marketing, we are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. Our B3D - Minimize for Max tool is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Minimize for Max will be distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet of B3D - Minimize for Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue to release to the market. Animation content generated using B3D - Minimize for Max can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.


INTERNATIONAL SALES AND MARKETING

        Our international sales and marketing strategy is managed from the United States and executed through a combination of domestic and offshore efforts. Our strategy for international distribution is to utilize exclusive arrangements for specific countries or dedicated territories with distributors that, in management's opinion, are best suited to direct the commercial launch and ongoing marketing support of products in that country or territory. We believe that we will be able to continue to capitalize on management's extensive network of international relationships and background in the international distribution of CD-ROM products. In 1997, we retained a managing director for Europe, based in the United Kingdom. We are actively exploring distribution, joint venture and strategic relationship opportunities in Europe. We believe that product distribution in Europe will require implementation of localized distribution strategies and methods through established regional distributors. In addition, we believe that greater emphasis on traditional retail distribution methods will be required in Europe initially because of lower Internet usage in this region.

        We are actively pursuing relationships in the Asia-Pacific region for distribution of selected Multipath Movie titles. In addition, we are focusing on the Latin American market and have recently entered into a relationship with a Panamanian company for the localization and distribution of selected titles in parts of Latin America.

        Given the global nature of the World Wide Web, we believe that international markets represent a significant incremental opportunity for our Multipath Movies delivered over the Internet. Utilizing our proprietary TalkTrack technology, we can deliver Multipath Movies in foreign languages without significant logistical or cost issues.


STRATEGIC, CONTENT AND DISTRIBUTION RELATIONSHIPS

        We have entered into various strategic relationships and other arrangements to assist in the development, production and distribution of Multipath Movies. These strategic relationships will be an integral element in the execution of our business strategy.

        @HOME NETWORK. We entered into a content and distribution agreement with @Home Network, the leading provider of high-speed Internet services via cable infrastructure, in December 1998. This revenue sharing agreement represents the first large-scale animated content distribution relationship to tap the rapidly growing broadband market. Under the agreement, our Multipath Movie titles will be offered to @Home subscribers, enabling them to access our interactive digital webisodes via our website at www.multipathmovies.com. @Home's high-speed network allows subscribers to download our content at faster speeds than can users connected to the Internet via standard modems. The agreement also provides @Home with an exclusive worldwide license to certain scaleable content that has been designed to take advantage of the capabilities of high performance Intel Architecture-based microprocessors. Multipath Movie titles and our Digital Projector technology will be prominently featured on the @Home Showcase. Showcase is a high traffic area on the @Home service that resides only a single click off the @Home home page. We expect that our Multipath Movie titles will become available to @Home subscribers during the first half of 1999.

        SLINGSHOT. We entered into an agreement with Slingshot, a special purpose DVD publisher and distributor, in March 1999. We granted to Slingshot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, Slingshot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. OEM and bundled sales of DVD products will be managed jointly by us and Slingshot. Slingshot will also use a DVD version of our Digital Projector to drive traffic to our web site. Initial DVD titles are expected to be available in retail outlets in the second half of 1999.

        KESMAI CORPORATION. We entered into a content marketing and distribution agreement with Kesmai Corporation, a subsidiary of News Corporation, which is a world leader in online multiplayer games, in March 1999. Marketing and distribution will occur though Kesmai's popular online games service, GameStorm. Through this relationship, GameStorm will offer direct access to our webisodes. We expect to launch our relationship with a co-branded page on the GameStorm service.

        PACKARD BELL NEC. We entered into an agreement with Packard Bell NEC in September 1996 for Packard Bell NEC to bundle software for a Multipath Movie title with up to 80% of the first 7.4 million (i.e., up to 6 million) multimedia equipped personal computers shipped by Packard Bell NEC in the United States, the United Kingdom, Australia, New Zealand and South Africa over a three-year period that ends in December 2000. The bundled software allows the user to access Multipath Movies from an Internet site established by us. We have the ability to periodically substitute our most current Multipath Movie titles for the title initially bundled by Packard Bell NEC. For a period ending two years following the expiration of the three year shipping period, Packard Bell NEC committed to provide point of sale retail advertising for the Multipath Movies distributed through Packard Bell NEC, and to create a prominently displayed icon on the Packard Bell NEC screen display which, when clicked, will enable the user to view a preview of the Multipath Movie and purchase the entire Multipath Movie. Packard Bell NEC received warrants to purchase 600,000 shares of our Common Stock upon execution of the agreement. The warrants are exercisable at $5 per share. None of the warrants have been exercised to date.

        Under the terms of a September 1997 agreement, we granted Packard Bell NEC the additional rights to bundle Multipath Movies loaded on the hard drives of Packard Bell NEC computers. We also granted Packard Bell NEC distribution rights to Multipath Movie titles which became available during the 12 month period following the date the first bundled Multipath Movie was shipped on the hard drives of Packard Bell NEC computers. Packard Bell agreed to ship our Multipath Movies with at least one third of the 6 million computers required to be shipped by it under the September 1996 agreement, and to pay us a fixed fee of $1.00 for each computer shipped with a Multipath Movie, during the 12 month period. In addition, under the September 1997 agreement, Packard Bell is entitled to receive 40% of net revenues received by us from online end users during the 12 month period. The agreement provides that if Packard Bell NEC has not shipped the required minimum number of computers during the 12 month period, the period will be extended for up to an additional six months. In connection with this agreement, we granted to Packard Bell NEC warrants to purchase an additional 200,000 shares of our Common Stock, which warrants expired in February 1999. The warrants were exercisable at $10 per share. None of the warrants were exercised prior to their expiration. During 1997, we recognized revenues and establised a receivable of $2 million in connection with Packard Bell NEC's requirement to ship at least 2 million computers with our bundled titles.

        We have been disappointed in the performance by Packard Bell NEC of its obligations under our agreements. The first international shipment of Packard Bell NEC computers with our bundled titles occurred in December 1997, and the first shipments in the U.S. occurred in July 1998, well after our initially anticipated launch dates. This delay was the result of internal issues of Packard Bell NEC. In addition, Packard Bell NEC has decided to distribute our titles with only its middle- to high-end computers, which limits the number of available computers that can be bundled with our titles. For the six months ended December 31, 1998, we have received $98,000 under our agreements with Packard Bell NEC. Under the terms of the September 1997 agreement, Packard Bell NEC is obligated to continue to make fixed payments to us of $1.00 for each computer shipped with our bundled titles through the end of the shipping period, by which time Packard Bell NEC is required to have paid us $2 million under the September 1997 agreement. Based on the level of fixed payments made to us for the six months ended December 31, 1998, we do not believe Packard Bell NEC will satisfy its obligations to us to ship 2 million computers with our titles by the end of the shipping period, and we believe that Packard Bell NEC is not bundling our titles with all of its middle- to high-end computers. We also do not believe Packard Bell NEC will ship the required 6 million computers with our titles under our agreement within the required time period. Furthermore, as a result of the delay in, and reduced number of, computers shipped by Packard Bell NEC with our bundled titles, our Internet revenues have been significantly lower than anticipated.

        MORGAN CREEK PRODUCTIONS. We have entered into a joint venture with Morgan Creek Interactive, a subsidiary of Morgan Creek Productions. Morgan Creek is a principal developer and distributor of feature films. Morgan Creek's past features include ACE VENTURA: PET DETECTIVE and ACE VENTURA: WHEN NATURE CALLS. Our agreement provides that Morgan Creek will contribute to the joint venture a nonexclusive license for two motion picture scripts for use in the development of Multipath Movies to be distributed on CD-ROM and DVD platforms. We are responsible for all development costs of the Multipath Movies but will be entitled to recover these costs before Morgan Creek will participate in any revenues generated from the Multipath Movies created by the joint venture. We will also contribute to the joint venture a nonexclusive license to our Digital Projector software tool solely for use in connection with two

Multipath Movies to be produced by the joint venture. In exchange for the contribution of development content, Morgan Creek will receive, following our recovery of production costs and recovery of our investment in the joint venture, a designated percentage of the joint venture's revenues. Morgan Creek also received warrants to purchase 85,000 shares of our Common Stock. The agreement provides that Morgan Creek will own all intellectual property related to the content used in the Multipath Movies created by the joint venture and will have the right to exploit such content for other uses without any royalty obligation to the joint venture or to us, although we will retain all rights to the licensed software tool. ACE VENTURA, THE CASE OF THE SERIAL SHAVER is the first title that has been released under this agreement and production of a second title is nearing completion.

        BANTAM DOUBLEDAY DELL BOOKS FOR YOUNG READERS. We have an agreement with Bantam Doubleday Dell that provides us with an option to acquire exclusive worldwide interactive rights to Bantam Doubleday Dell's CHOOSE YOUR OWN NIGHTMARE and CHOOSE YOUR OWN ADVENTURE series of interactive books. Our option covers over 185 titles, plus any additional titles in each series published by Bantam Doubleday Dell. Our rights include rights to adapt the licensed titles to interactive format only and to deliver the products on CD-ROM, DVD and via the Internet. By exercising our option, we will be required to acquire no less than 18 titles during the seven-year term of the Bantam agreement. Bantam Doubleday Dell will be entitled to receive a portion of the net proceeds from sales of the licensed titles. Upon our election of each of the first 16 titles, in batches of four titles, we are required to pay Bantam Doubleday Dell a nonrefundable advance against which royalties will be applied. To date, we have exercised our option on 10 titles. We completed production of six titles as of December 31, 1998.

        KING FEATURES SYNDICATE. Our agreement with King Features Syndicate provides us with the rights to use the character POPEYE and related story characters in Multipath Movies for play on PC-based CD-ROM products and over the Internet in countries where English is the predominantly spoken language. We have the right to adapt licensed titles for a number of Multipath Movies. We have paid King Features Syndicate a cash advance against future royalties. If we meet certain minimum earned royalty levels, we will have the option to extend the agreement for two years beyond its original three-year term which continues until December 31, 1999. We have released three POPEYE titles as of December 31, 1998.

        UNIVERSAL STUDIOS. Our agreement with Universal provides us with the rights to use certain story scripts from the live action television series XENA:
WARRIOR PRINCESS and animated character designs from the direct-to-video motion picture HERCULES & XENA THE ANIMATED MOVIE for use in the production of Multipath Movies. The Multipath Movie titles based on the original plots can be made for the CD-ROM and DVD platforms, and can be distributed and sold via the Internet. We have paid Universal Studios part of an advance against future royalty payments and guaranteed minimum royalties. The initial term of this agreement continues until January 31, 2002. The first Multipath Movie title, GIRLS JUST WANNA HAVE FUN, has been released and production of an additional title is nearing completion.

        D.C. COMICS (WARNER BROS.). Our agreement with D.C. Comics provides us with the rights to use the comic strip character SUPERMAN in Multipath Movies which can be distributed on CD-ROM and DVD platforms, or via the Internet. We have paid D.C. Comics a guaranteed advance against royalties. We also are obligated to pay D.C. Comics a certain percentage of net advertising proceeds received from the sale of Multipath Movies based on the SUPERMAN character. The initial term of the agreement continues until September 1, 2001. Production on the first SUPERMAN title, MENACE OF METALLO, is nearing completion.

        COMPUSERVE. We expect CompuServe to continue to distribute enabling software and digital assets for our Multipath Movies on CD-ROMs sent by CompuServe to its members and prospective members. In addition, links to our website at www.multipathmovies.com continue to appear in select areas on the CompuServe website.

        OTHERS. DVD Express has agreed to distribute our content on their DVD.com website and Mediadome, an Intel website, continues to feature XENA. In addition, Digimation will offer distribution of the B3D - Minimize for Max plug-in, on a non-exclusive basis. We also are actively pursuing additional bundling, distribution and licensing arrangements pursuant to which Multipath Movies will be distributed through original equipment manufacturers and through specialty software and mass merchandise retail channels.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are principally focused on the following tasks:

        o Completing the B3D - Minimize for Max tool, documentation and mini-viewer version of the Digital Projector;

        o Implementing our relationships with @Home and other technology partners;

        o Completing our ScuD II advanced animation production environment;

        o Developing enhanced Internet delivery capabilities of our Multipath Movies, including reduction of content file sizes though new compression technology and streaming of animation data;

        o Increasing the efficiency of our object-oriented production process;

        o Enhancing our software tools to continually add features identified by, and of value to, the creative and production entertainment communities; and

        o Improving our proprietary object-oriented database to enhance facial expressions and mouth movements of Multipath Movie characters.

        In 1998, we made substantial improvements in the reduction in the size of files required to view 3D animation on-line through the streaming of animation data. Reduced file sizes will enable users with low bandwidth connections to the Internet to view Multipath Movies without the need to download very large computer files. In addition, we also continued to develop a proprietary object-oriented database that we believe will increase production efficiencies by giving Multipath Movie producers ready access to a database of objects, such as sets, props and characters. We are expending substantial resources at our research and development facility in Australia, where we maintain a staff of fourteen engineers. Research and development expenses for the years ended December 31, 1997 and 1998 were $1,709,000 and $3,798,000, respectively.


COMPETITION

        The markets for our digital entertainment products are intensely competitive, subject to rapid change and characterized by constant demand for new product features at reduced prices and pressure to accelerate the release of new products and product enhancements. We expect to compete with computer graphics special effects firms, including Pixar, ILM, Digital Domain, Sony ImageWorks, Pacific Data Images and Rhythm & Hues. We also expect to compete with firms producing CD-ROM products such as GT Interactive, Electronic Arts, Learning Company and large corporations, such as Disney and Microsoft, with substantial bases of intellectual property content and substantial financial resources, who have entered or announced their intention to enter the market for CD-ROM entertainment products. Finally, our Multipath Movies will compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros., Twentieth Century Fox, Paramount, Sony, Lucasfilm, MCA Universal and MGM/UA, as well as numerous other independent motion picture and television production companies. Several movie studios already have developed their own internal computer animation capability and have developed and released animated feature films or created computer animation for special effects in animated films. We expect additional competition in the animated feature film market from these and other movie studios. We will also compete with movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction.


EMPLOYEES

        At December 31, 1998, we had 98 full-time employees: 14 engaged in research and development, 74 in production, eight in general administration and finance and two in sales and marketing. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of seven independent software developers pursuant to contractual relationships. Eight of our employees, including the Chairman and CEO, the President, the CFO and the Director of Licensing, are based in Los Angeles, California. All other employees operate out of facilities located in Bondi Junction, a suburb of Sydney, Australia. In 1997, we retained a consultant as a managing director for Europe, based in the United Kingdom. During 1999, we anticipate reducing the number of employees working in our production studio and research and development facilities.

ITEM 2. DESCRIPTION OF PROPERTIES.

PROPERTIES

        During January 1998, we expanded our production facilities in Bondi Junction, Australia to approximately 12,800 square feet, and moved and expanded our research and development facilities consisting of approximately 3,300 square feet to Double Bay, Australia. The current annual rental under the Bondi Junction lease is $163,000 and under the Double Bay lease is $59,000. During January 1999, we merged our research and development facilities into our development facilities in Bondi Junction. Our lease for our Double Bay premises expires in January 2000. We have sub-let these premises, offsetting our lease commitment through January 2000. We also lease an office in Woodland Hills, California for rent of approximately $69,000 per annum.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is not involved in any litigation.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS.

        None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS.

COMMON STOCK

        Brilliant's Common Stock commenced trading on the American Stock Exchange on November 22, 1996 under the symbol "BDE." Prior to that time, there was no public market for our Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                             HIGH       LOW
                                                          --------  --------

YEAR ENDED DECEMBER 31, 1997
    First Quarter ...................................     $   6.00  $   3.88
    Second Quarter ..................................         8.38      4.50
    Third Quarter ...................................         9.88      6.25
    Fourth Quarter ..................................         9.38      4.00

YEAR ENDED DECEMBER 31, 1998
    First Quarter ...................................     $   6.38  $   2.13
    Second Quarter ..................................         4.63      2.06
    Third Quarter ...................................         3.69      1.25
    Fourth Quarter ..................................         3.50      1.06

        On March 19, 1999, the closing sales price of the Common Stock as reported on the American Stock Exchange was $2.75 per share. As of March 19, 1999, there were 52 holders of record of our Common Stock.


RECENT SALES OF UNREGISTERED SECURITIES

        On December 3, 1998, we issued to AMRO International, S.A. a $100,000 convertible debenture due December 1, 2000 and a Common Stock purchase warrant expiring on November 30, 2001. AMRO paid $100,000 for the debenture and $5,000 for the warrant. We issued the securities in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. As compensation for financial advisory services rendered by Trinity Capital Advisors, Inc. in connection with our issuance of the debenture and the warrant, we issued to Trinity Capital 6,000 shares of our Common Stock and paid to Trinity Capital a fee of $3,150. We issued the shares of Common Stock in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

        In March 1999, we redeemed from AMRO the debenture for $100,000 plus accrued interest and the warrant for $5,000, and entered into an alternative financing arrangement with a private investor. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."


DIVIDENDS

        We have never paid any dividends on our Common Stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with the Consolidated Financial Statements of Brilliant and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."


OVERVIEW

        Brilliant is a production and development studio producing a new generation of digital entertainment that currently is being distributed over the Internet and on CD-ROM. We are headquartered in the United States and were incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer; and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became our wholly-owned subsidiary in August 1996, and we acquired SAND in September 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Limited, one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

        Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors - Our Success Depends on the Commercial Acceptance of Our Multipath Movies." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be extremely difficult to forecast.

        The market's acceptance of our Multipath Movies has taken longer than we initially anticipated. This is due, in part, to the disappointing performance by Packard Bell NEC of its obligations under our agreement to bundle our titles with Packard Bell NEC computers. The first shipment of Packard Bell NEC computers with our bundled titles occurred internationally in December 1997 and in July 1998 in the U.S., well after our initially anticipated launch dates. At March 1, 1999, the total number of Packard Bell NEC computers bundled with our titles was significantly below the level we expected. As a result, at this time there are fewer users equipped to view and purchase online episodes of our Multipath Movies than we originally projected. See "BUSINESS -- STRATEGIC, CONTENT AND DISTRIBUTION RELATIONSHIPS -- PACKARD BELL NEC."

        We also experienced few retail sales in 1998. Following the disappointing performance of our initial launch of four Multipath Movie titles in the retail channel in December 1997, we delayed the release of additional titles in the retail channel until the completion of our more recognized licensed properties, such as XENA, ACE VENTURA and SUPERMAN. This decision also was the result of our inability to obtain retail shelf space for our less recognized titles. XENA and ACE VENTURA only obtained retail shelf space after the 1998 Christmas season. We also decided to limit the retail promotion of our products during 1998 until we achieved broader distribution of Multipath Movie titles into the retail and online markets. We believe that these factors contributed to lower than anticipated retail sales of our products in 1998.

        During 1999, we anticipate reducing the number of employees working in our production studio and research and development facilities.

        We continue to carefully consider new business opportunities that could be strategic to the development of the Company. We currently are in discussions and performing due diligence relating to a possible acquisition. There can be no assurance, however, that our discussions will lead to any acquisition or that any acquisition, if consummated, will be beneficial to us. See "-- CAUTIONARY STATEMENTS AND RISK FACTORS - WE MAY EXPERIENCE RISKS ASSOCIATED WITH ACQUISITIONS."

        Commencing in 1999, we intend to release our first commercially available tool, B3D - Minimize for Max. We initially intend to distribute limited 30-day trial versions of the tool for free to animators worldwide. Other versions of the tool will be sold or will be the subject of joint venture arrangements. Availability of the B3D tool to animators and the entertainment community at large is part of our strategy to attempt to to establish B3D as a standard for the delivery of online, real-time, 3D animation. We also believe that there are opportunities to leverage our animation production processes to generate revenue. We also intend to pursue arrangements with other, more established animation studios to co-produce animated content for the television broadcast/cable and home video markets, but cannot assure success in this effort.


RESULTS OF OPERATIONS

        REVENUES. Revenues from the sale of Multipath Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Cautionary Statements and Risk Factors -- Our Products May Be Returned."

        We enter into distribution contracts under which we are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. Revenues from the sale of electronic tickets to view Multipath Movies over the Internet are recognized when the tickets are sold.

        Historically, we have derived our revenues from royalties, development fees and software sales. We license our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent revenues exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by us. Development fees are paid by customers in exchange for our development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product.

        Revenues decreased from $2,481,000 for the year ended December 31, 1997 to $431,000 for the year ended December 31, 1998. This represents a decrease of $2,050,000. Revenues for year ended December 31, 1998 reflect $210,000 earned under a Multipath Movie technology and content development agreement and Multipath Movie retail sales of $221,000. Revenues for the prior year were primarily the result of $1,973,000 in revenue from a software bundling agreement with Packard Bell NEC. See Note 2 of Notes to Consolidated Financial Statements.

        During 1998, users were not equipped to purchase on-line episodes of our Multipath Movies over the Internet as early as expected. This is due, in part, to delays in the shipment by Packard Bell NEC of personal computers bundled with our products, and the decision by Packard Bell NEC to include our products only on middle- and high-end computers. This has had a significant negative impact on our 1998 revenues and earnings and is expected to have a similar impact in 1999. We do not believe Packard Bell NEC will ship the required number of units under our agreement. See "BUSINESS -- STRATEGIC, CONTENT AND DISTRIBUTION RELATIONSHIPS -- PACKARD BELL NEC."

        To address our slower than anticipated revenue growth and resulting losses, we have taken steps to reduce overhead expenditures at our production studio in Bondi Junction, Australia and will consider further reductions.

        COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $44,000 for the year ended December 31, 1997 to $1,383,000 for the year ended December 31, 1998. This represents an increase of $1,339,000. Cost of revenues in 1997 include costs associated with software sales. The increase in costs of revenues in the 1998 period is primarily a result of amortization ($312,000) and write down ($834,000) of capitalized movie software costs for previously released titles. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. To the extent the software costs are estimated to exceed the total anticipated revenues, charges are made to operations to reduce these costs to net realizable value. We will monitor the level of commercial success of our Multipath Movies and, depending upon results, may write down additional capitalized movie software costs in subsequent periods in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). See "-Accounting Treatment for Development Costs and Research Expenditures."

        SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses increased from $1,090,000 for the year ended December 31, 1997 to $1,785,000 for the year ended December 31, 1998. The increase is primarily attributable to increased costs associated with our promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the expansion of our sales force and marketing efforts. We implemented an online marketing program in connection with the release of Multipath Movies in the fourth quarter which resulted in a significant increase in marketing expense for the fourth quarter.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $2,217,000 for the year ended December 31, 1997 to $2,936,000 for the year ended December 31, 1998. The increase is attributable to increased employment costs associated with the development of internal management and the addition of personnel.

        RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses increased from $1,709,000 for the year ended December 31, 1997 to $3,798,000 for the year ended December 31, 1998. In accordance with SFAS No. 86, the results of operations for the year ended December 31, 1998 include Multipath Movie software development costs and research and development expenses. Technological feasibility of our original Digital Projector software tool was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by us during the second quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. We have written off amounts incurred subsequent to the first quarter of 1998 in the development and production of Multipath Movies designed to be viewed on the new Digital Projector. As the technology on which our product is designed to operate is continuously changing, a reserve against capitalized costs is necessary until shortly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future.

        We have chosen to focus our development of Multipath Movies for the PC. We have deferred development of Multipath Movies for other platforms, including game consoles, until warranted by market conditions. This focus allows us to devote more of our resources to development of Multipath Movie technology and development of additional titles. We believe that our decision will have no adverse impact on revenues in the near or medium term.

        DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $214,000 for the year ended December 31, 1997 to $390,000 for the year ended December 31, 1998. The increase is attributable to the increase in depreciable assets resulting from the growth of our operations, primarily from production and general overhead activities.

        OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Trade grant revenue earned was $148,000 and $73,000 for the years ended December 31, 1997 and December 31, 1998, respectively. Interest income increased from $313,000 for the year ended December 31, 1997 to $368,000 for the year ended December 31, 1998. This increase is due to the higher cash balances as a result of our public offering of Common Stock in December 1997.


ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

        Our accounting policy follows SFAS No. 86, which provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. Historically, we have expensed all costs related to the development of both our software tools and Multipath Movie titles. We achieved technological feasibility of our original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. Multipath Movies developed by us subsequent to the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. We have written off amounts incurred subsequent to the first quarter of 1998 in the production of Multipath Movies designed to be viewed on our new projector. As the technology on which our product is designed to operate is continuously changing, management considers that a reserve against capitalized costs is necessary until shorthly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future. To the extent capitalized Multipath Movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts have been included in costs of revenues.

        In the future, if we incur costs to develop digital entertainment products for distribution as home video features or television programming, such discrete costs may be capitalized and amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received, in accordance with Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."


ACCOUNTING GUIDANCE FOR REVENUE RECOGNITION FOR SOFTWARE TRANSACTIONS

        Software sales entered into prior to December 15, 1997 were accounted for in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition." For transactions entered into after December 15, 1997 the Company recognizes revenue from the sale of software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software.


LIQUIDITY AND CAPITAL RESOURCES

        On December 10, 1997, we closed a public offering of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by us. The public offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. As of December 31, 1998, approximately $3,187,000 of the net proceeds of the public offering remain available for product development and working capital and general corporate purposes.

        Net cash used in operating activities during the year ended December 31, 1998 was primarily attributable to a net loss of $9,425,000. Net cash used in investing activities in the year ended December 31, 1998 was due primarily to the purchase of computer equipment. Cash provided by financing activities for the year ended December 31, 1998 was attributable to $105,000 raised through the issuance of a convertible debenture and warrants and $104,000 through the financing of office furniture and computer equipment. In March 1999, we redeemed the debenture for $100,000 plus accrued interest and the warrant for $5,000, and entered into an alternative financing arrangement with a private investor described below. Cash provided by financing activities for the year ended December 31, 1997 was attributable to the issuance of shares of Common Stock in the public offering.

        We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, was developed and shipped in the fourth quarter of 1998. We have an obligation under our joint venture agreement with Crawford to jointly fund two Multipath Movies. No projects have been identified for development by the parties and we are doubtful that we will ever develop a project with Crawford under our agreement. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project currently is in development. We also are required as of December 31, 1998 to make minimum payments of $142,000 under various licensing agreements. At December 31, 1998, we had rental commitments for our offices and production facilities of $809,000 and a promissory note for the financing of fixed assets in the amount of $125,000 payable over the next 5 years.

        In March 1999 we entered into a securities purchase agreement with a private investor. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our Common Stock at a discount to its "market price" from time to time during the three year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "market price" of our Common Stock at the time we give a sale notice is at least $1 per share and that a registration statement under the Securities Act covering the investor's resale of the shares is in effect at the closing of the sale. "Market price" is defined as the lowest daily volume adjusted price of our Common Stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the date that we give a sale notice to the investor. The purchase price that we will receive for our shares in each sale will be 88% of the market price of our Common Stock if the market price is more than $4 per share, and 86% of the market price if the market price is $4 per share or less.

        In April 1999 we received a loan commitment from a private investor, which is subject to our acceptance. Under the commitment, the investor has agreed to lend to us $1,000,000 no later than April 21, 1999 pursuant to a $1,000,000 convertible debenture which will be due on the first anniversary of the debenture. The investor will have the right to convert the debenture into shares of our Common Stock. The conversion price will be equal to the lower of 95% of the "market price" of our Common Stock at the time the holder delivers a conversion notice to us or $6.00 per share. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of Common Stock valued at the conversion price on the maturity date. "Market price" is defined as the lowest volume weighted adjusted price of our Common Stock on the Principal Market (as reported on Bloomberg) during the 10 business days prior to the business day on which the conversion notice is sent to us. We will be required to register the shares of Common Stock underlying the debenture with the Securities and Exchange Commission. In connection with the loan, we will be required to pay Curzon Capital Corp., the placement agent, a fee of 3% and issue to Curzon Capital shares of our Common Stock with a market price of 2% of the amount of the loan.

        We believe that our existing funds, cash generated from operations and proceeds from the line of credit and convertible debenture will be sufficient to fund our working capital requirements for at least the next twelve months. See "Cautionary Statements and Risk Factors - We Need to Raise Additional Funds."


YEAR 2000

        We have begun a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by our information technology systems and the information technology systems used by our significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "0" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The objectives of our Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable level.

        We are dependent upon both internally developed and vendor supplied information systems. Our core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in the industry. We have already contacted our key information technology vendors and suppliers as to their Year 2000 compliance to determine what changes, if any, must be made to the vendor supplied systems used by us in our operations.

        We also are in the process of evaluating our internally developed information technology systems to determine their Year 2000 compliance. This process is being coordinated by our Vice President of Technology. We do not presently anticipate any material Year 2000 issues or significant expenses from the conversion of our own information systems, databases or programs. However, if our current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk.

        We intend to communicate with our significant customers and vendors to understand their Year 2000 issues and how they may affect us and to determine what steps these customers and vendors have taken to prepare and manage their Year 2000 issues as they relate to us. These customers and vendors include the host of our web site and significant distributors of our products. At this time, we do not know what measures our customers and vendors have taken to address the Year 2000 problem or how that problem's effect on our customers and vendors will impact us. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of our products, either of which would have a material adverse effect on our business, financial condition and results of operations. We plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

        Readers are cautioned that this Year 2000 disclosure contains forward-looking statements. Readers should understand that the dates on which we believe the Year 2000 project will be completed are based upon management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to:

        o       the availability and cost of personnel trained in these areas;

        o the ability of locating and correcting all relevant computer code;

        o timely responses to and corrections by third parties and suppliers; and

        o the ability to implement interfaces between any new systems and systems not being replaced.

        Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, we cannot ensure that we will be able to timely and cost effectively resolve problems associated with the Year 2000 issue, which may effect our operations and business, or expose us to third party liability.


CAUTIONARY STATEMENTS AND RISK FACTORS

        Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risks factors.

        OUR SUCCESS DEPENDS ON THE COMMERCIAL ACCEPTANCE OF OUR MULTIPATH MOVIES. Our success will depend largely upon the market's acceptance of the Multipath Movie concept. The entertainment software market is emerging and depends upon a number of factors, including:

        o       consumer preferences;

        o       the installed base of personal computers; and

        o the existence of recognizable titles to interest consumers and stimulate market development.

        The market for entertainment software is relatively small in comparison to the overall market for consumer software products. This makes it impossible to predict with any degree of certainty the future rate of growth, if any, and the size of the market for our products.

        Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by consumer reaction, which is unpredictable. To be successful, we will need to develop stories and characters that capture the attention and imagination of consumers and to license recognized characters and properties from third parties for use in our Multipath Movies. We cannot be certain that we will be able to do so. Other factors that influence the commercial success of our Multipath Movies include:

        o       our marketing strategies;

        o       the quality of our products and competing products;

        o       critical reviews;

        o the availability of alternative forms of entertainment and leisure time activities; and

        o       general economic conditions.

        WE MAY EXPERIENCE DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS. We plan to release a number of new Multipath Movies in 1999. Due to the numerous obstacles and uncertainties involved in developing and distributing software to the market, however, we cannot be certain that we will be able to meet our planned release dates for our new

Multipath Movies. If we are unable to begin shipping an important new product during the scheduled quarter, our revenue and earnings would likely be materially and adversely affected in that quarter. In the past, we have experienced significant delays in our introduction of certain new products. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, CYBERSWINE, POPEYE and the QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. Our dependence upon certain strategic partners has also caused delays in the release of our products (see " -- We Substantially Depend Upon Third Parties - Dependence Upon Strategic Relationships"). It is likely in the future that delays will continue to occur and that certain new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

        WE HAVE ONLY BEEN OPERATING OUR CURRENT BUSINESS SINCE AUGUST 1996. We were founded in September 1993 and shipped our initial traditional CD-ROM product in November 1994. In 1996, we substantially reduced this aspect of our business to begin producing and distributing Multipath Movies. We acquired the software tools necessary to produce Multipath Movies in August 1996 and introduced our first Multipath Movie in December 1997. We have a limited operating history upon which to evaluate our future prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as entertainment software. These risks include, but are not limited to, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage growth. To address these risks, we must, among other things:

        o       expand our customer base;

        o enter into distribution and revenue generating arrangements and arrangements with Internet service providers, traditional CD-ROM publishers and retailers;

        o       successfully implement our business and marketing strategies;

        o       continue to develop Multipath Movies with appealing content;

        o       respond to competitive developments; and

        o       attract and retain qualified personnel.

        WE NEED TO RAISE ADDITIONAL FUNDS. We believe that our existing funds, cash generated from operations and proceeds from the equity line of credit we secured in March 1999 will be sufficient to fund our working capital requirements for at least the next twelve months. Following fiscal 1999, we may need to raise additional funds through debt or equity financing or by other means. We cannot be certain that additional financing will be available or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly, which could have a material adverse effect on our business. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

        WE SUBSTANTIALLY DEPEND UPON THIRD PARTIES FOR MANY ELEMENTS OF OUR BUSINESS. We substantially depend upon third parties for several critical elements of our business, including our development and licensing of content and the distribution of our products.

        o DEPENDENCE UPON STRATEGIC RELATIONSHIPS. We have entered into strategic relationships with software distributors and publishers and OEM providers, as well as licensing arrangements with numerous companies that own the stories or characters used in many of our Multipath Movies. Our business strategy is based largely on our strategic and licensing relationships and our ability to continue to enter into similar relationships in the future. These relationships may affect our ability to release our products for a number of reasons, such as:

                o A strategic partner or content licensor may, in the exercise of its product approval rights, arbitrarily reject our products, require expensive and time consuming changes to the products or otherwise delay their introduction; and

                o An OEM provider could change the shipping schedule of the equipment with which our products are bundled and thereby affect their distribution.

           One delay has already occurred. Packard Bell NEC, who agreed to distribute some of our Multipath Movie titles bundled with Packard Bell computers, has significantly delayed the introduction of some titles beyond the initially anticipated launch dates. Additionally, we believe that because Packard Bell NEC is distributing our titles with only its middle- to high-end machines, Packard Bell NEC will not comply with its commitment to ship our products with 6 million computers during the term of our agreement. We cannot be certain that we will resolve these issues with Packard Bell NEC, that Packard Bell NEC will achieve its committed shipment level or that adequate remedies will be available to us to compensate for Packard Bell NEC's failure to perform under our agreement.

        Delays resulting from disagreements with licensors or joint venture partners or our failure to renew or extend a key license, maintain any of our strategic relationships or enter into new licenses and strategic relationships on sound financial terms could materially adversely affect our business, operating results and financial condition.

        o USE OF INDEPENDENT SOFTWARE DEVELOPERS. In addition to internally developing software, we use entertainment software created by independent software developers. We have less control over the scheduling and the quality of the software generated by independent contractors than over that developed by our own employees. Our success will depend in part on our continued ability to maintain relationships with skilled independent software developers, and to enter into and renew product development agreements with such developers. There can be no assurance that we will be able to maintain such relationships or enter into and renew such agreements.

        o USE OF INDEPENDENT CONTENT PROVIDERS. We use content developed by third parties in our Multipath Movies. To be successful, we will need to continue to develop new relationships and maintain existing relationships with content providers. Many content providers are reluctant to grant broad licenses for their properties covering multiple formats (e.g., a license covering both Internet and television distribution rights) to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses. We may not be able to acquire licensed content at prices or upon terms or conditions that we consider acceptable. Some content licenses may require us to make advance payments of royalties and guarantee minimum royalty payments. If our product sales are not sufficient to recover these advances and guarantees, we will be required to write-off the unrecovered portions of these payments, which could materially affect our financial condition.

        o USE OF A SINGLE VENDOR. We presently use a single vendor to deliver our Multipath Movies through our Internet site. Any significant interruption in service provided by this vendor could interrupt sales and delivery of Multipath Movies and adversely affect our ability to conduct our business and maintain customer satisfaction.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH DISTRIBUTION OF OUR PRODUCTS OVER THE INTERNET. We distribute some of our Multipath Movies through our Internet site and through a site on the CompuServe on-line service. In 1999, we also intend to distribute some of our products through the @Home Network and Kesmai Corporation's popular online games service, GameStorm. Our success depends in part upon the widespread consumer acceptance and use of the Internet as a medium of commerce. We have experienced delays in the development of compression technologies designed to reduce the time it takes a user to download from our website the data necessary to view a Multipath Movie. We believe that large, time-consuming downloads have deterred potential users of our products and have reduced the effectiveness of our marketing campaigns with Microsoft and Disney. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts. We believe that reductions in the time to download Multipath Movie content over the Internet may be a requirement to any increase in online sales of our products. However, we are not certain that we will be able to sufficiently shrink download time to the degree that may be required to satisfy consumer demands for downloads over non-broadband delivery systems and such a failure would adversely affect marketing of our products over the Internet.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE RETAIL DISTRIBUTION OF OUR PRODUCTS. We anticipate that a significant amount of sales of Multipath Movies will be made through distributors to traditional retailers. We are currently expending significant resources to develop a retail sales channel. We will likely be required to make these expenditures before we realize any significant sales through a retail sales channel. We have no prior experience in the development or management of a retail sales channel or sales through retail stores. The competition for shelf space in retail stores is intense. Our products are expected to constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our business and financial condition.

        OUR PRODUCTS MAY BE RETURNED. At the time we ship our products to retailers, we will establish reserves, including reserves which estimate the potential for future product returns. We will base these reserves on seasonal terms of sale and distributor and retailer inventories of our products, as well as on other factors. We intend to recognize revenue from the sale of our products upon shipment except for sales made to certain distributors where the right of ownership does not pass at delivery. Product returns or price protection concessions that exceed our reserves could materially and adversely affect our business and financial condition, and could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the credit worthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that such future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and financial condition.

        WE RELY ON OTHERS TO MANUFACTURE OUR PRODUCTS FOR RETAIL DISTRIBUTION. The production of Multipath Movies for the retail distribution channel consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products. This process will be performed for us by third party vendors in accordance with our specifications and forecasts. Currently, we use primarily one vendor for these services. While these services currently are available from multiple vendors and at multiple sites, we cannot be certain that an interruption in the manufacture of our products could be remedied without undue delay and without materially affecting our operations. We do not have contractual agreements with any of our third party vendors, which may result in our inability to secure adequate services in a timely manner. Demand for these manufacturing services is seasonal, with peak demand and service and production backlogs and delays occurring in September, October and November of each year. We must compete for capacity and priority with the CD-ROM products of many much larger competitors with substantially greater influence with our vendors. If we fail to secure adequate manufacturing services to timely produce and deliver our products, our business and financial condition would be materially and adversely affected.

        WE ARE SUBJECT TO FLUCTUATING OPERATING RESULTS AND SEASONAL BUYING PATTERNS. We operate in an industry which is subject to significant fluctuations in operating results from quarter to quarter. Factors that may influence our quarterly operating results include:

        o       customer demand for our products;

        o shipping schedules for PC hardware with which Multipath Movies are bundled;

        o introduction or enhancement of products by us and our competitors;

        o our ability to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons;

        o       introduction or availability of new hardware;

        o market acceptance of the Multipath Movies and other new products;

        o reviews in the industry press concerning our products or those of our competitors;

        o changes or anticipated changes in pricing by us or our competitors;

        o       mix of distribution channels through which products are sold;

        o       product returns and order cancellations;

        o       the timing of orders from major customers;

        o management's evaluation and judgment regarding a title's acceptance; and

        o unanticipated operating expenses and general economic conditions.

        Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, our revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters.

        Our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. As a result, any significant shortfall in revenue from our Multipath Movies would have an immediate material adverse effect on our business, operating results and financial condition. We have increased our operating expenses to fund greater levels of Multipath Movie production and research and development, increased marketing operations and expanded distribution channels. As was the case during 1997 and 1998, to the extent that these expenses precede or are not subsequently followed by increased revenues, our business, operating results and financial condition will be materially adversely affected.

        The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of our net revenues historically have been generated in the fourth quarter of our fiscal year. We expect our revenues and operating results will continue to reflect these seasonal factors.

        THE CARRYING AMOUNT OF CERTAIN CAPITALIZED MOVIE SOFTWARE COSTS AND LICENSING ADVANCES MAY BE MATERIALLY REDUCED. Our accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which statement provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are amortized beginning on the date the product is made available for sale either on a straight-line basis over the product's estimated revenue or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to establishing technological feasibility, software development costs are expensed as incurred. In accordance with SFAS No. 86, we capitalized certain development costs related to the production of Multipath Movies during the third and fourth quarters of 1997 and the first quarter of 1998. It is possible that our estimates of anticipated future gross revenues or the remaining estimated economic life of these products, or both, will be reduced significantly in the near term due to the actual performance of our new products as compared to anticipated sales revenues for those products. As a result, the carrying amount of the capitalized movie software costs and licensing advances may be materially reduced in the short term. Multipath Movies developed by the Company after the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector. We have written off amounts incurred in the production of these Multipath Movies.

        WE MAY EXPERIENCE PROBLEMS WITH OUR SOFTWARE TOOLS AND PRODUCTS. The software tools that enable us to create Multipath Movies have been developed over the past three years. Additional refinement of these tools may be necessary to continue to enhance the Multipath Movie format. We cannot be certain that we will be able to successfully develop improvements to these software tools. Also, our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in certain of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. While to date these errors have not been material, future errors and defects could result in adverse product reviews and a loss of or delay in market acceptance of our products.

        WE MAY NOT BE ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH. We have experienced a significant expansion due to the implementation of our business plan, which includes:

        o       the introduction and marketing of our Multipath Movies;

        o       the management of our joint venture with Morgan Creek;

        o the negotiation of additional content licensing and distribution agreements;

        o       the management of Internet service providers; and

        o the prior expansion of our prior Multipath Movie production studio in Australia.

        The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. To successfully manage our operations, we will need to continue to implement and improve our financial and management information systems. Our ability to manage future growth, if any, and to increase production levels and continue to market and distribute our products also will require us to hire and train new employees, including management and technical personnel. Our failure to successfully manage the continued implementation of our business plan could have a material adverse effect on our business and financial condition.

        WE MAY EXPERIENCE RISKS ASSOCIATED WITH ACQUISITIONS. In the future, we may acquire products, technologies or companies that are complimentary to our business or that add new lines of business. The acquisitions involve numerous risks, including:

        o adverse short-term effects on the combined business' reported operating results;

        o       diversion of management's attention;

        o       dependence on retention, hiring and training of key personnel;

        o amortization and/or impairment of goodwill and other intangible assets; and

        o risks associated with unanticipated problems or legal liabilities.

        OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL DEVELOPMENTS AND CHANGING PRODUCT PLATFORMS. The entertainment software market and the PC industry is subject to rapid technological developments and frequent changes in computer operating environments. To compete successfully, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate technological advances. We must make these improvements while remaining competitive in terms of performance and price. Our success also will depend substantially upon our ability to anticipate the emergence of, and adapt our products to, popular platforms for consumer software.

        We intend to design future products for use with new platforms. To coordinate the release of our products with the release of a new platform, we will need to make substantial investments in research and development at least one to two years in advance of the widespread release of the platform in the market. We cannot be certain that we will have the financial and technical resources available to make these substantial expenditures. Additionally, a new platform for which we develop products may not achieve market acceptance. As a result, we may incur substantial research and development expenses in developing products that do not sell well in the market. Our failure to anticipate the emergence of widely accepted product platforms and to timely develop products for use on these new platforms would have a material adverse effect on our business and financial condition.

        WE DEPEND ON KEY PERSONNEL. Our success has and will continue to depend to a large extent upon certain key management, product development and technical personnel, many of whom would be difficult to replace, particularly Mark Dyne, our Chairman and Chief Executive Officer, and Kevin Bermeister, our President. Although we have entered into employment agreements with certain officers, they can terminate their employment agreements upon 30 days notice. Accordingly, we cannot be certain that these employees will continue to be available to us. The loss of the services of one or more of these key employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain and motivate personnel with a variety of technical and managerial skills, including software development and programming expertise. Additionally, there is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain this personnel. We cannot be certain that we will be able to retain and motivate our managerial and technical personnel or attract additional qualified members to our management or technical staff.

        OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER EMPLOYMENT COMMITMENTS. Our Chief Executive Officer and Chairman, Mark Dyne, and our President, Kevin Bermeister, also serve as joint managing directors of Sega Ozisoft Pty., Limited and other businesses. Mark Dyne also serves as Chairman of the Board of Tag-It Pacific, Inc., a publicly held corporation. Kevin Bermeister also serves as managing director of Sega Enterprises (Australia) Pty., Ltd. Although Messrs. Dyne and Bermeister are active in our management, they are not required to spend a specified amount of time with us nor are they able to devote all of their time and resources to us. Further, we do not have employment agreements with either Mr. Dyne or Mr. Bermeister.

        WE MAY EXPERIENCE CONFLICTS OF INTERESTS WITH SOME OF OUR DIRECTORS AND OFFICERS. Some of our directors and officers are directors or officers of our potential competitors and/or strategic partners. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of our directors, officers and/or their affiliates, on the other hand. Our Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to us any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Mr. Dyne and/or Mr. Bermeister solely for Australia, New Zealand and/or Southern Africa. Our Certificate of Incorporation provides that Mr. Dyne and Mr. Bermeister are not required to present to us any other opportunities that may potentially be of benefit to us.

        THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED. Our future success and ability to compete depends in part upon our proprietary technology. We rely on trademark, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We cannot be certain, however, that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

        We believe that our products, including our software tools, do not infringe any valid existing proprietary rights of third parties. The software tools used to create Multipath Movies were developed by SAND, a division of Sega Ozisoft. In connection with our acquisition of the software tools, Sega Ozisoft represented to us that, to its best knowledge, the SAND technology and software acquired by us does not infringe the proprietary rights of others. We rely entirely on these representations of Sega Ozisoft. Additionally, although we have received no communication from third parties alleging infringement of any of their proprietary rights, we cannot be certain that any infringement claims will not be made in the future. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

        OUR STOCK PRICE IS VOLATILE. Our Common Stock is traded on the American Stock Exchange. The market price of our Common Stock has been subject to substantial volatility, and is likely to continue to be subject to significant fluctuations due to many factors, including:

        o       variations in quarterly operating results;

        o       the gain or loss of significant contracts;

        o       changes in management;

        o announcements of technological innovations or new products by us or our competitors;

        o       legislative or regulatory changes;

        o       general trends in the industry; and

        o       recommendations by securities industry analysts.

        Additionally, the stock market has experienced extreme price and trading volume fluctuations that have affected the market price of securities of many technology companies. These fluctuations have, at times, been unrelated to the operating performances of the specific companies whose stock is affected. In the past, our Common Stock has not experienced significant trading volume, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If market-making support and analyst coverage does not continue at present or greater levels, the average trading volume in our Common Stock may not increase or even sustain its current levels. We cannot be certain that an adequate trading market will exist to sell large positions in our Common Stock.

        OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK. As of December 31, 1998, our officers and directors owned, in total, approximately 22.3% of the outstanding shares of our Common Stock. As a result, our officers and directors are able to exert influence over the outcome of all matters submitted to a vote of the holders of our Common Stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of the Common Stock, which might depress the price of our Common Stock.

        WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES. Our Board of Directors can issue up to 1,000,000 shares of Preferred Stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our Board of Directors could issue the Preferred Stock with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. In March 1998, we adopted a stockholder's rights plan. Under the rights plan we distributed one preferred share purchase right for each outstanding share of our Common Stock outstanding on April 2, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of us, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of our Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of our Common Stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

ITEM 7.  FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Accountants...........................................  29

Consolidated Balance Sheet as of December 31, 1998.........................   30

Consolidated Statements of Operations for the years ended
  December 31, 1997 and December 31, 1998...................................  31

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997 and December 31, 1998.......................  32

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and December 31, 1998...................................  33

Notes to Consolidated Financial Statements..................................  35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brilliant Digital Entertainment, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. (the "Company") and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP



March 29, 1999, except for the third paragraph of Note 11, as to which the date is April 14, 1999
Los Angeles, California

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                    DECEMBER 31,
                                                                        1998
                                                                    ------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................     $  3,187
    Accounts receivable ..........................................        2,139
    Other assets .................................................          310
                                                                       --------
Total current assets .............................................        5,636
Property, plant and equipment, net ...............................          754
Movie software costs .............................................          626
Other assets, net ................................................          437
                                                                       --------
Total assets .....................................................     $  7,453
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................     $    274
    Accrued expenses .............................................        1,250
    Current portion of note payable ..............................           28
                                                                       --------
Total current liabilities ........................................        1,552
Note payable, less current portion ...............................           97
Convertible debenture ............................................          100
Other long term liabilities ......................................          146
                                                                       --------
Total liabilities ................................................        1,895
Commitments and contingencies
Stockholders' equity:
    Preferred Stock ($0.001 par value; 1,000,000 shares
        authorized; no shares issued or outstanding) .............           --

    Common Stock ($0.001 par value; 30,000,000 shares
        authorized;  9,409,001 shares issued and outstanding) ....            9

    Additional paid-in capital ...................................       21,357
    Accumulated deficit ..........................................      (15,685)
    Accumulated other comprehensive income (loss) ................         (123)
                                                                       --------
Total stockholders' equity .......................................        5,558
                                                                       ========
Total liabilities and stockholders' equity .......................     $  7,453
                                                                       ========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                           ---------------------
                                                             1997        1998
                                                           -------      -------
Revenues:
   Software sales ....................................     $ 2,246      $   221
   Development fees ..................................         235          210
                                                           -------      -------
        Total revenues ...............................       2,481          431

Cost of revenues .....................................          44        1,383
                                                           -------      -------
Gross profit (loss) ..................................       2,437         (952)
Operating expenses:
   Sales and marketing ...............................       1,090        1,785
   General and administrative ........................       2,217        2,936
   Research and development ..........................       1,709        3,798
   Depreciation ......................................         214          390
                                                           -------      -------
        Total operating expenses .....................       5,230        8,909
                                                           -------      -------
Income (loss) from operations ........................      (2,793)      (9,861)
Other income (expense):
   Export market development grant ...................         148           73
   Gain (loss) on foreign exchange
       transactions ..................................          27           (5)
   Interest income ...................................         313          399
   Interest expense ..................................          --          (31)
                                                           -------      -------
        Total other income (expense) .................         488          436
                                                           -------      -------
Income (loss) before income taxes ....................      (2,305)      (9,425)
Income taxes .........................................          --           --
                                                           -------      -------
Net income (loss) ....................................     $(2,305)     $(9,425)
                                                           =======      =======

Other comprehensive income:

Foreign currency translation adjustment
     (net of tax effects of $ 0) .....................        (168)          72
                                                           -------      -------

Comprehensive income (loss) ..........................     $(2,473)     $(9,353)
                                                           =======      =======

Basic and diluted net income (loss) per share ........     $ (0.31)     $ (1.00)
                                                           =======      =======
Weighted average number of shares
   used in computing basic and diluted
   net income (loss) per share .......................       7,384        9,403
                                                           =======      =======


                See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                        COMMON STOCK                      RETAINED     ACCUMULATED
                                   ---------------------     ADDITIONAL   EARNINGS        OTHER
                                    NO. OF                    PAID-IN   (ACCUMULATED  COMPREHENSIVE
                                    SHARES        AMOUNT      CAPITAL     DEFICIT)       INCOME           TOTAL
                                   --------       ------     ---------  ------------  -------------       -----
Balance at December 31, 1996 ..    7,200,001      $  7       $11,320     $ (3,955)        $ (27)        $ 7,345
   Grant of warrants ..........           --        --           140           --            --             140
   Grant of stock options .....           --        --            12           --            --              12
   Exercise of stock options ..        3,000        --            --           --            --              --
   Public offering, net of
     expenses of $1,202 .......    2,200,000         2         9,796           --            --           9,798

   Foreign exchange translation           --        --            --           --
       (net of tax of $0) .....                                                            (168)           (168)
   Net loss ...................           --        --            --       (2,305)           --          (2,305)
                                   ---------       ----      -------     --------          ----           -----
Balance at December 31, 1997 ..    9,403,001         9        21,268       (6,260)         (195)         14,822
   Grant of warrants ..........           --        --            80           --            --              80
   Grant of stock options .....           --        --             9           --            --               9
   Issuance of shares .........        6,000        --            --           --            --              --
   Foreign exchange translation
     (net of tax of $0) .......           --        --            --           --            72              72
   Net loss ...................           --        --            --       (9,425)           --          (9,425)
                                   ---------       ----      -------     --------          ----           -----
Balance at December 31, 1998 ..    9,409,001      $  9       $21,357     $(15,685)        $(123)        $ 5,558
                                   =========       ====      =======     ========         =====         =======


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ---------------------
                                                                           1997         1998
                                                                        --------     --------
OPERATING ACTIVITIES
Net income (loss) ....................................................     $ (2,305) $ (9,425)
Adjustments to reconcile net income (loss)
  to the net cash provided by (used in)
  operating activities:
    Depreciation and other amortization ..............................          473       691
    Amortization of movie software costs .............................           --     1,146
    Effect of warrants granted .......................................          140        64
    Effect of stock options granted ..................................           12         9
    Changes in operating assets and liabilities:
      Accounts receivable ............................................       (1,986)      (51)
      Movie software costs ...........................................       (1,284)     (795)
      Other assets ...................................................         (478)      (80)
      Accounts payable and accruals ..................................        1,225      (487)
      Deferred revenue ...............................................         (154)       --
                                                                           --------  --------
Net cash provided by (used in) operating
  activities .........................................................       (4,357)   (8,928)

INVESTING ACTIVITIES
Purchases of equipment ...............................................         (599)     (549)
                                                                           --------  --------
Net cash used in investing activities ................................         (599)     (549)

FINANCING ACTIVITIES
Proceeds from issuance of shares .....................................        9,798        --
Proceeds from issuance of convertible debenture and warrants,
  net of costs ............................................. .........           --        83
Proceeds from issuance of note .......................................           --       104
Repayments of notes ..................................................           --       (13)
Repayment of amounts payable to related parties ......................          (78)       --
                                                                           --------  --------
Net cash provided by financing activities ............................        9,720       174
                                                                           --------  --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................................        4,764    (9,303)

Translation adjustments ..............................................          (17)      152
Cash and cash equivalents at beginning
  of period ..........................................................        7,591    12,338
                                                                           --------  --------
Cash and cash equivalents at end of
  period .............................................................     $ 12,338  $  3,187
                                                                           ========  ========

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
    Interest .........................................................     $     --  $     26


                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

The Company has an insurance policy with a term extending to November 2000. Insurance premiums of $240,179 for coverage after December 31, 1998 are included in Other Assets, current and long term, and Liabilities, current and long term, and represent a non cash financing activity.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a production and development studio producing digital entertainment for distribution over the Internet and on CD-ROM and DVD. In July 1996, the Company incorporated in the State of Delaware and, in August 1996, issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia"). Historically, BII Australia developed, produced and marketed interactive multimedia titles for the education and entertainment markets. BII Australia has one subsidiary, Sega Australia New Development ("SAND"), which the Company acquired in September 1996. SAND owns the rights to proprietary software tools which are designed to allow the Company to both develop a new genre of digital entertainment products, and to cost effectively produce ancillary products. The Company operates principally in the computer software industry.


2.      SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of Brilliant and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

        Software sales entered into prior to December 15, 1997 were accounted for in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition." For transactions entered into after December 15, 1997 the Company recognizes revenue from the sale of software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software.

        SOFTWARE SALES: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. Revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer and the other criteria of SOP 97-2 are met. Revenue related to a percentage of sales is recognized upon notification by the distributor that a royalty has been earned by the Company. Software sales resulting from the Company selling completed software products are recognized upon shipment of product. It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized. At December 31, 1998 the Company had a provision for returns of $125,000.

        DEVELOPMENT FEES: The Company receives development fees in exchange for the development of CD-ROM products pursuant to agreements with customers. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Generally, the customers will recoup the development fees from royalties paid from the revenues generated by the products.

COST OF REVENUES

        Cost of revenues consists primarily of royalties to third parties, amortization of capitalized movie software costs, and the direct costs required to reproduce and package software products.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


RESEARCH AND DEVELOPMENT COSTS

        The Company incurs research and development costs relating to the development of traditional CD-ROM software tools which provide the technical infrastructure for production of CD-ROM titles produced by the Company. The Company incurred research and development costs of $1,709,000 and $3,798,000 for the year ended December 31, 1997 and the year ended December 31, 1998, respectively.

MOVIE SOFTWARE COSTS

        Movie software costs consist of the costs of development and production of digitally animated Multipath Movies including labor, material and production overhead.

        The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, the Company expenses all costs related to the development of both its software tools and Multipath Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997 and began capitalizing certain development costs related to the production of Multipath Movies in accordance with SFAS No.
86. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. Multipath Movies developed by the Company subsequent to the first quarter of 1998 are intended to be viewed on a new Digital Projector, which was released in the fourth quarter of 1998. The Company has written off amounts incurred subsequent to the first quarter of 1998 in the development and production of Multipath Movies designed to be viewed on the new Digital Projector. As the technology on which the Company's product is designed to operate is continuously changing, management considers that a reserve against capitalized costs is necessary. Therefore no additional movie development costs are anticipated to be capitalized in the future. To the extent capitalized movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts of $312,000 have been included in costs of revenues for the year ended December 31, 1998.

        Movie software costs are stated at the lower of unamortized cost or estimated net realizable value. To the extent that unamortized movie software costs exceed anticipated revenues, an additional amortization charge is made to current operations to reduce the capitalized costs to net realizable value. For the year ended December 31, 1998, the Company expensed $834,000 to reduce the capitalized costs to net realizable value.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives or lease life ranging up to five years.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


FOREIGN CURRENCY TRANSLATION

        The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using current exchange rates ($0.6123 at December 31, 1998), and revenues and expenses are translated into U.S. dollars using average exchange rates ($0.7424 for the year ended December 31, 1997 and $0.6322 for the year ended December 31, 1998). The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.

        Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) are included in the statements of operations.

NET INCOME (LOSS) PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revised the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in this computation when dilutive. Options and warrants representing common shares of 1,223,262 and 2,166,262 shares were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1997 and 1998, respectively, because they were anti-dilutive.

STOCK OPTIONS

        The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has used the intrinsic value method prescribed by APB Opinion No. 25. See Note 5 for supplemental disclosure.

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company has investment policies that limit investments to short-term investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products. The Company performs credit evaluations and generally does not require collateral. At December 31, 1998, 88% of the Company's accounts receivable arose from a non-exclusive CD-ROM Distribution Agreement (the "Distribution Agreement") with one customer, Packard Bell NEC. Management is aware that Packard Bell NEC has significantly delayed distribution of the Company's titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled the Company's software on significantly fewer computers than required. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of the Distribution Agreement, specifically Packard Bell NEC's commitment to ship the Company's software with 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of such shipment, subject to an extension not to exceed 6 months (the "shipment period"). Such shipment triggers Packard Bell NEC's obligation to pay a minimum royalty of $1,973,333 at the rate of $1 for each Packard Bell NEC computer shipped with the Company's product. The full minimum royalty amount is contractually due by no later than the end of the shipment period, regardless of actual shipments by Packard Bell NEC of personal computers containing the Company's product. Management believes that it has a contractual right to payment by Packard Bell NEC of the minimum guaranteed amount no later than the end of the shipment period.

        The Company analyzes customer receivables to determine the necessity of an allowance for doubtful accounts. For the year ended December 31, 1998 a provision of $15,000 was considered necessary.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts for prior years have been reclassified to conform with the 1998 financial statement presentation.


3.      RELATED PARTY TRANSACTIONS

        Mark Miller, Brilliant's Vice President, Operations and Production and Director, is a shareholder and director of Pacific Interactive Education Pty. Ltd. ("PIE"). BII Australia periodically purchases certain computer equipment from PIE. For the year ended December 31, 1998, BII Australia's purchases totaled $41,000 in computer equipment and $9,000 in software.

        Mark Miller is a shareholder of Multimedia Connexion Pty. Ltd. BII Australia periodically purchases hardware and software from Multimedia Connexion Pty. Ltd. For the year ended December 31, 1997 and the year ended December 31, 1998, BII Australia purchased computer equipment totaling $121,000 and $57,000, respectively. Additionally, Mrs. S. Miller received $27,000 from BII Australia for administrative services during the year ended December 31, 1998.

        Mark Dyne, Brilliant's Chairman and Chief Executive Officer and Director, is a director of Monto Holdings Pty. Ltd. ("Monto"). In 1995 Monto entered into a multimedia production agreement with BII Australia and paid BII for the production of completed software packages. BII Australia has arranged for publication and distribution of completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. At December 31, 1997 and at December 31, 1998 the liability to Monto was $4,000. There were no transactions during 1998.

        Mark Dyne and Kevin Bermeister, Brilliant's President and Director, are directors and shareholders of Sega Ozisoft Pty. Ltd. ("Sega Ozisoft"). Sega Ozisoft purchased $26,000 of product from the Company during the year ended December 31, 1998.

        Kevin Bermeister and his personal assistant received payment from BII Australia for management services through Bassac Holdings P/L, a company controlled by Kevin Bermeister, in the amount of $27,000 for the year ended December 31, 1998.

        Kevin Bermeister and Mark Dyne are both directors and shareholders of Packard Bell Pty. Ltd. BII Australia purchased an aggregate of approximately $7,000 and $13,000 in goods from Packard Bell Pty. Ltd. during the year ended December 31, 1997 and the year ended December 31, 1998, respectively.

        Averil Associates, Inc. ("Averil Associates"), a financial advisory firm founded and controlled by Diana Maranon, a director of the Company, has performed services for the Company including investigation of strategic alternatives and assistance with the Company's common stock offerings. As consideration for such services, the Company paid to Averil Associates $22,000 for the year ended December 31, 1997, and $30,000 for the year ended December 31, 1998, plus out of pocket expenses. In 1996 the Company granted to Chloe Holding, Inc. ("Chloe"), an affiliate of Averil Associates, currently exercisable warrants to purchase 40,222 shares of Common Stock with an exercise price of $0.0326 per share. In connection with the Company's December 1997 offering of Common Stock, the Company made a cash payment to Averil Associates of $180,000 and granted to Chloe warrants to purchase 15,040 shares of Common Stock at an exercise price of 110% of the offering price.

        Gary Barber was a shareholder of Morgan Creek Productions, Inc. and a director of the Company from October 1996 until November 1998 at which time he tendered his resignation from the Company's Board of Directors. From May 1989 until July 1997, Mr. Barber was employed by Morgan Creek Productions, Inc. From January 1995 until July 1997, he was Vice Chairman and Chief

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Operating Officer of Morgan Creek Productions, Inc. In September 1996, the Company entered into a strategic relationship with Morgan Creek Interactive, Inc. ("Morgan Creek"), an affiliate of Morgan Creek Productions, Inc., to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Morgan Creek, the Company is obligated to fund entirely the development of two Multipath Movies. The first project commenced under this agreement is a thirteen episode comedy adventure series featuring the Ace Ventura character.


4.      NOTES PAYABLE

        On July 17, 1998 the Company entered into a Senior Secured Promissory Note (the "Note"). The original principal amount of $103,893 plus interest at a rate of 15.18% is due in 60 equal monthly payments plus one final payment equal to 10% of the original principal amount. The Note is collateralized by office furniture and equipment.


5.      STOCKHOLDERS' EQUITY

COMMON STOCK

        The holders of Common Stock are entitled to one vote for each share held of record on all matters on which the holders of Common Stock are entitled to vote. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled subject to the rights of holders of Preferred Stock issued by the Company, if any, to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the Common Stock.

        In March 1998 the Company adopted a stockholder's rights plan and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the preferred stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

        The holders of Common Stock have no preemptive or conversion rights and they are not subject to further calls or assessments by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and nonassessable.

PREFERRED STOCK

        The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 1998 no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS

        In September 1997, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock, exercisable at $10.00, in connection with a distribution agreement. The warrants expired in February 1999. The value of the warrants is calculated to be $140,000 which has been recorded as an expense charge to operations with a corresponding credit to stockholders' equity.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


        In July 1998, the Company issued warrants to purchase 300,000 shares of the Company's Common Stock exercisable at $4.00 per share to a computer chip manufacturer. The warrants were issued as partial consideration for the computer chip manufacturers' obligations under that certain Software Development Agreement, dated as of July 14, 1998, between the Company and the partner. The warrants are currently exercisable and expire in July 2001. In association with the warrants, the Company recognized $64,000 of consulting expense with the balance of the value recorded in Other Assets at December 31, 1998.

        On December 3, 1998, the Company issued a $100,000 convertible debenture due December 1, 2000 and a Common Stock purchase warrant to purchase up to 1,800,000 shares of Common Stock expiring on November 30, 2001. The convertible debenture bears interest at a rate of 4% payable quarterly in arrears.

        The debenture holder may convert the debenture into shares of Common Stock at any time. The conversion price is 86% of the market price (as described below) on the date that the holder delivers a conversion notice. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of Common Stock valued at the conversion price on the maturity date. The Company can, at any time, prepay all or any portion of the outstanding balance plus accrued interest in cash or in common shares at the conversion price.

        The holder of the warrant may exercise the warrant in full at an exercise price of $25 per share from October 1, 2001 until the warrant expires. The Company can elect to cancel the warrant in full upon 30 days written notice. The Company may call a portion of the warrant for redemption at any time, subject to minimum and maximum limits and provided that the "market price" of the Common Stock is at least $1.00 per share and that a registration statement covering the shares underlying the warrant is effective. Upon any call, the warrant holder may acquire shares by exercising the portion of the warrant called. The exercise price will be 88% of the "market price," defined as the lowest trade price of Brilliant's Common Stock on the American Stock Exchange over the last ten trading days prior to the redemption notice date. If the market price is $4.00 or less, the exercise price will be reduced to 86% of the market price. The holder may elect not to exercise shares upon a call. In this case the holder must issue the Company a convertible debenture similar to that described above, equal to the value of the shares not exercised at the conversion price. In addition warrants not exercised upon call by the Company are canceled. See Note 11 to the Consolidated Financial Statements for a description of the rescision of this convertible debentures and warrant subsequent to year end.

        As compensation for financial advisory services in connection with the issuance of the debenture and the warrant, the Company issued 6,000 shares of the Common Stock to its financial advisor the value of which has been recorded as a cost of raising capital. A registration statement covering the shares underlying the convertible debenture and the warrant has not been declared effective by the governing authoritative body. The Company has issued the shares of Common Stock in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

1996 STOCK OPTION PLAN

        The Company adopted a Stock Option Plan (the "1996 Plan") which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 1,080,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is 100,000, subject to certain adjustments to prevent dilution. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

        During 1996 the Board had granted options covering an aggregate of 185,000 shares of Common Stock to certain directors (125,000 shares) and employees (60,000 shares) of the Company, with an exercise price of $10 per share. In November 1996, the exercise price of the options was repriced to $4.00 per share. The directors options were granted effective as each director joined the Board of Directors and were immediately fully vested. The options granted to employees vest over a four-year period. In connection with these employee stock options, $15,000 was recognized as compensation

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


expense in each of the years ended December 31, 1997 and December 31, 1998, and deferred compensation of $31,000 is included in other assets at December 31, 1998.

        During 1997 the Company granted additional options covering 101,000 shares of Common Stock to certain employees of the Company with a weighted average exercise price of $5.19 per share, and vesting over a 4 year period. In connection with these employee stock options, compensation expense of $12,000 was recognized in 1997.

        During April 1998 the Company authorized the issuance of an additional 527,000 options to employees pursuant to the 1996 Plan, of which 502,000 had an exercise price of $2.75 per share and 25,000 had an exercise price of $2.31 per share. The options vest over a four year period. 65,000 options were forfeited with the separation of seven employees from the Company.

        In October 1998 all of the outstanding stock options were repriced at $1.50 per share. As a term of this repricing, all repriced options which had already vested were not exercisable for a period of 120 days from the date of the repricing. In addition, those repriced options which were scheduled to vest on January 1, 1999 would now vest on April 1, 1999.

        In October 1998 the Company granted 100,000 options to an outside consultant. These options have a strike price of $1 13/16 per share which was equal to the market price of the Company's Common Stock on the date of grant. 10,000 of the options vested immediately with the balance vesting upon the achievement by the outside consultant of certain performance criteria by no later than April 30, 1999. The Company has recorded consulting expense of $9,000 during the year ended December 31, 1998 which is equal to the value of the options which vested immediately.

        The following table summarizes stock option activity:

                                                   NUMBER
                                                     OF
                                                   SHARES     OPTION PRICE
                                                 ---------    ------------

     Outstanding at December 31, 1996 .........    185,000           $4.00
     Granted ..................................    101,000     $0.01-$6.38
     Exercised ................................     (3,000)          $0.01
     ---------------------------------------------------------------------
     Outstanding at December 31, 1997 .........    283,000     $4.00-$6.38
     Granted ..................................    627,000     $1.50-$2.75
     Forfeited ................................    (65,000)   $1.50-$5.875
     ---------------------------------------------------------------------
     Outstanding at December 31, 1998 .........    845,000           $1.50

     Exercisable at December 31, 1998 .........          0


        As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123 which requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options using the fair value method pursuant to SFAS No. 123.

        The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: interest rates of 6.0% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 45.0% and 65.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $2.03 and $1.12 per share for stock options granted in 1997 and 1998, respectively.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


        These pro forma amounts may not be representive of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 1997 and 1998 is not representative of the pro forma effect on net income (loss) in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                    YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       1997           1998
                                                  -------------   -------------
Net loss, as reported...........................  $(2,305,000)    $(9,425,000)
Net loss, pro forma.............................  $(2,409,000)    $(9,606,000)
Basic and diluted loss per share, as reported...       $(0.31)         $(1.00)
Basic and diluted loss per share, pro forma.....       $(0.33)         $(1.02)


6.      COMMITMENTS AND CONTINGENCIES

        In 1995, Pick Two Limited ("Pick Two"), made a $193,000 non-refundable advance to BII Australia to develop certain software. In 1996, Pick Two made an additional $19,000 non-refundable advance to BII Australia. These advances were non-interest bearing, and were to be repaid from proceeds from the sales of the completed software. During the six months ended December 31, 1996, approximately $48,000 of the advances were repaid out of proceeds received from the sale of certain research materials. During the year ended December 31, 1997 the balance of the advances were recognized as revenue. During 1998 there were no further advances or revenue recognition.

        In September 1996, the Company entered into a strategic relationship with Crawford Productions Pty., Ltd. ("Crawford") to provide creative product for the Company's Multipath Movies. Pursuant to the agreement between the Company and Crawford, the Company is obligated to contribute up to one half of the costs incurred to develop and produce each project selected by the parties, if any, for development into Multipath Movie titles, which cost per film is anticipated to be approximately $790,000. To date, no projects have been identified for development by the parties and it is unlikely that any project will be identified in the future.

        The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000.

        At December 31, 1998, the Company was obligated under certain licensing agreements to make minimum payments totaling $142,000 for use of certain properties and characters in development of its products.

        The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of December 31, 1998 under these leases are as follows:


                  1999                         $ 321,000
                  2000                           283,000
                  2001                           128,000
                  2002                            71,000
                  2003                             6,000
                                             ===========
                                               $ 809,000
                                             ===========

        Rent expense was $166,000 and $273,000 for the year ended December 31, 1997 and the year ended December 31, 1998, respectively.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

        BII Australia has NOL's of approximately $371,000 at December 31, 1998, which are available for offset against Australian taxable income in the future. These NOL's may be carried forward indefinitely. At December 31, 1998 the Company's U.S. parent has cumulative tax losses resulting in NOL carry forwards of approximately $14,312,000. The losses will begin to expire in the year 2011. No tax benefit has been recorded for these NOL's.

        The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 1998 are as follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Deferred tax assets:
   Acquired in-process research and development.............     $270,000
   Stock options............................................       62,000
   Warrants issued..........................................      523,000
   Accruals and reserves ...................................      219,000
   Net operating loss carry forward.........................    5,863,000
   Other deferred tax assets................................        4,000
                                                              ------------
   Total deferred tax assets................................    6,941,000
   Valuation allowance......................................    6,623,000
                                                              ------------
Net deferred tax assets.....................................      318,000
Deferred tax liabilities:
   Deferred movie software costs............................      318,000
                                                              ============
Net deferred tax assets (liabilities) ......................           --
                                                              ============

        The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $4,275,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


        The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                    YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                       1997           1998
                                                    -----------    ------------

Federal income tax rate .........................       34             34
Foreign and U. S. tax effect attributable
   to foreign operations ........................       --             --
Effect of net operating loss and net
   operating loss carry forward .................      (34)           (34)
                                                      ----           -----
Effective income tax rate .......................        0              0
                                                      ====           =====





8.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                             DECEMBER 31,
                                                                 1998
                                                             ----------
             Computers and equipment...................      $1,315,000
             Leasehold improvements....................         191,000
             Furniture and fixtures....................         124,000
                                                             ----------
                                                              1,630,000
             Less accumulated depreciation.............        (876,000)
                                                             ----------
                                                             $  754,000
                                                             ==========


9.      ACCRUED EXPENSES

        Accrued Expenses consist of the following:

                                                            DECEMBER 31,
                                                               1998
                                                            -----------

                    Employee compensation..............     $   873,000
                    Insurance..........................         144,000
                    Advertising........................          88,000
                    Legal and accounting...............          71,000
                    Other..............................          74,000
                                                          -------------
                                                            $ 1,250,000
                                                            ===========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


10.     GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

        The Company's operations consist of the operations of BII in Australia and of Brilliant in the United States and the United Kingdom. The following schedule sets forth the revenues and accounts receivable of the Company by geographic area:

                                                 UNITED
                                                 STATES        AUSTRALIA      OTHER
                                               ------------  ------------  -----------
Year ended December 31, 1997:
   Revenues from unaffiliated customers.......  $2,229,000      $196,000      $56,000
   Revenues from affiliated customers.........          --            --           --
                                               ------------  ------------  -----------
   Total revenues.............................  $2,229,000      $196,000      $56,000
                                               ============  ============  ===========

Year ended December 31, 1998:
   Revenues from unaffiliated customers.......    $303,000       $25,000      $77,000
   Revenues from affiliated customers.........          --        26,000           --
                                               ------------  ------------  -----------
   Total revenues.............................    $303,000       $51,000      $77,000
                                               ============  ============  ===========

Accounts Receivable as of:
    December 31, 1998.........................  $2,025,000       $37,000      $77,000
                                               ============  ============  ===========


        For each of the periods shown above, the movie software costs, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia. The production costs associated with the duplication and packaging, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses are incurred and paid in the United States. The identifiable assets of the Company, other than accounts receivable and corporate assets, are predominantly related to the operations in Australia.

        For the year ended December 31, 1997, one customer accounted for more than 10% of total revenues (Packard Bell NEC, 80% or $1,973,000). For the year ended December 31, 1998 a computer chip manufacturer accounted for 51% ($201,000) of the reported revenue, and GT Interactive and One Stop accounted for 28% ($112,000) and 10%($44,000) of revenues, respectively.


11.     SUBSEQUENT EVENT

        In March 1999 the Company entered into a securities purchase agreement (the "Agreement") with a private investor. The Agreement replaced the equity financing arrangement the Company entered into with AMRO International, S.A. in December 1998, which provided for a convertible debenture and a warrant as described in Note 5 to the Consolidated Financial Statements. This equity financing arrangement was rescinded concurrently with the execution of the Agreement.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


        The Agreement gives the Company the right at its election to sell to the investor up to a total of $6 million of the Company's Common Stock at a discount to its "market price" from time to time during the three year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "market price" of the Common Stock at the time the Company gives a sale notice is at least $1 per share and that a registration statement under the Securities Act covering the investor's resale of the shares is in effect at the closing of the sale. "Market price" is defined as the lowest daily volume adjusted price of the Company's Common Stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the date that the Company gives a sale notice to the investor. The purchase price that the Company will receive for its shares in each sale will be 88% of the market price of the Common Stock if the market price is more than $4 per share, and 86% of the market price if the market price is $4 per share or less.

        In April 1999, the Company received a loan commitment (the "Commitment") from a private investor which is subject to the Company's acceptance. Under the Commitment, the investor has undertaken to lend to the Company $1,000,000 no later than April 21, 1999 pursuant to a $1,000,000 convertible debenture which will be due on the first anniversary of the debenture. The investor will have the right to convert the debenture into shares of the Company's Common Stock. The conversion price will be equal to the lower of 95% of the "market price" of the Common Stock at the time the holder delivers a conversion notice to the Company or $6.00 per share. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of Common Stock valued at the conversion price on the maturity date. "Market price" is defined as the lowest volume weighted adjusted price of the Company's Common Stock on the Principal Market (as reported on Bloomberg) during the 10 business days prior to the business day on the which the conversion notice is sent to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information required by this Item 9 will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

        Information regarding executive compensation will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated by this reference.


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               See attached Exhibit List.

        (b)    Reports on Form 8-K.

               Report on Form 8-K, dated December 10, 1998, reporting under Item 5 thereof Registrant's press release dated December 10, 1998, disclosing the Registrant's standby financing package with AMRO International, S.A.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                                /S/ MICHAEL OZEN
                                           -------------------------------------
                                           By:  Michael Ozen
                                           Its: Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)
                                                and Secretary


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

     SIGNATURE                           TITLE                         DATE
     ---------                           -----                         ----

   /S/ MARK DYNE                Chief Executive Officer and      March 30, 1999
-------------------------       Chairman of the Board
       Mark Dyne                of Directors

   /S/ KEVIN BERMEISTER         President and Director           March 30, 1999
-------------------------
    Kevin Bermeister

    /S/ MICHAEL OZEN            Chief Financial Officer          March 30, 1999
-------------------------       (Principal Financial
        Michael Ozen            and Accounting Officer)
                                and Secretary

    /S/ MARK MILLER             Vice President, Operations       March 30, 1999
-------------------------       and Production and Director
        Mark Miller

   /S/ DIANA MARANON            Director                         March 30, 1999
-------------------------
       Diana Maranon

   /S/ RAY MUSCI                Director                         March 30, 1999
-------------------------
       Ray Musci

   /S/ GARTH SALONER            Director                         March 30, 1999
-------------------------
       Garth Saloner

   /S/ JEFF SCHEINROCK          Director                         March 30, 1999
-------------------------
       Jeff Scheinrock

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
--------                              -------------------

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

3.3 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of April 6, 1998.

4.1 Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

4.2 Rights Agreement, dated as of March 30, 1998, between Registrant and U.S. Stock Transfer Corporation as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of April 6, 1998.

4.3 Form of Rights Certificate. Incorporated by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of April 6, 1998.

10.1    Registrant's 1996 Stock Option Plan. Incorporated by reference to
        Exhibit 10.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.4    Intentionally Omitted.

10.5 CD-ROM Distribution Agreement, dated September 14, 1996 by and between the Registrant and Packard Bell NEC. Incorporated by reference to
        Exhibit 10.5 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.6    Intentionally Omitted.

10.7    Intentionally Omitted.

10.8    Intentionally Omitted.

10.9 Memorandum of Agreement, dated September 5, 1996, by and between the Registrant and

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
--------                              -------------------

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

10.13   Intentionally Omitted.

10.14 Publishing Agreement, dated March 9, 1994, by and between Shortland Publications Limited and BII Australia. Incorporated by reference to
        Exhibit 10.14 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.15   Intentionally Omitted.

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

10.19   Intentionally Omitted.

10.20 Distribution Agreement, dated February 22, 1996, by and between BII Australia and Shortland Publications Limited. Incorporated by reference to Exhibit 10.20 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
--------                              -------------------


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

10.22   Intentionally Omitted.

10.23 Memorandum of Understanding, dated September 14, 1996, by and between the Registrant and Morgan Creek Interactive, Inc. Incorporated by reference to Exhibit 10.23 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.24   Intentionally Omitted.

10.25 Nontransferable Redeemable Warrant Agreement, dated September 14, 1996, by and between the Registrant and Packard Bell NEC. Incorporated by reference to Exhibit 10.25 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.26   Intentionally Omitted.

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

10.30   Intentionally Omitted.

10.31   Intentionally Omitted.

10.32 Commercial Lease, dated August 8, 1994, by and between PW Securities Pty. Ltd. and Sega Ozisoft. Incorporated by reference to Exhibit 10.32 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.33   Intentionally Omitted.

10.34   Intentionally Omitted.

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

10.37   Intentionally Omitted.

10.38 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and the Registrant. Incorporated by reference to
        Exhibit 10.1 to Quarterly Report on

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
--------                              -------------------


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

10.44 Lease Agreement, dated January 12, 1998, between Capital Credit Company Pty. Limited and Winmor Pty. Limited and BII Australia.

10.45   Lease Agreement between Daiwa Real Estate Co. Ltd. and BII Australia.

10.46 Architectural Development and Assistance Agreement, dated July 14, 1998. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.47 Warrant, dated July 16, 1998. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.48 Debenture and Warrant Purchase Agreement, dated as of November 20, 1998, between the Registrant and AMRO International, S.A. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on December 31, 1998.

10.50 4% Convertible Debenture of the Registrant due December 1, 2000, in the principal amount of $100,000, dated as of November 30, 1998. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 31, 1998.

10.51 Stock Purchase Warrant to purchase 1,800,000 Shares of the Registrant's Common Stock, dated as of November 30, 1998. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on December 31, 1998.

10.52 Securities Purchase Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd.

10.53 Registration Rights Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd.

10.54 Letter Agreement, dated April 14, 1999, between Registrant and Roseworth Group, Ltd.

21.1 List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to Form S-1 filed on September

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
--------                              -------------------


        17, 1996, and the amendments thereto.

23.1    Consent of PricewaterhouseCoopers LLP

24.1    Power of Attorney (included on signature page).

27.1    Financial Data Schedule.