Form 10KSB/A
period 1998-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-04-29
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 0-22250

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 (Name of Small Business Issuer In Its Charter)

          DELAWARE                                              95-4592204
(State  or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification  No.)

                    6355 TOPANGA CANYON BOULEVARD, SUITE 120
                        WOODLAND HILLS, CALIFORNIA                 91367
                    (Address of Principal Executive Offices )    (Zip Code)


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

        At March 19, 1999 the issuer had 9,409,001 shares of Common Stock, $0.001 par value, issued and outstanding.

        Transitional Small Business Disclosure Format (check one):

                      Yes                          No   X
                          -----                       -----


================================================================================

 GENERAL

        Brilliant Digital Entertainment, Inc. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, by deleting its responses for Items 9, 10, 11 and 12 contained in its Annual Report on Form 10-KSB filed April 15, 1999 and replacing such Items as set forth in this Amendment No. 1 to Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to our directors and executive officers as of April 15, 1999.

NAME                                         AGE             POSITION
----                                         ---             --------

Mark Dyne...........................         38      Chairman of the Board of
                                                       Directors and Chief
                                                       Executive Officer

Kevin Bermeister....................         38      President and Director

Michael Ozen........................         44      Chief Financial Officer and
                                                       Secretary

Mark Miller.........................         39      Vice President, Production
                                                       and Operations and
                                                       Director

Anthony Rose........................         34      Vice President, Technology

Diana Maranon (1)...................         40      Director

Ray Musci (1)(2)....................         38      Director

Garth Saloner (2)...................         44      Director

Jeff Scheinrock (1)(2)..............         48      Director

----------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     MARK DYNE has served as our Chairman of the Board of Directors and Chief Executive Officer since October 1996. Mr. Dyne currently is Chairman of the Board of Directors of Tag-It Pacific, Inc., a position he has held since September 1997. Mr. Dyne is a director and equity owner of Sega Ozisoft Pty. Ltd. and previously served as its Co-Chief Executive Officer. Mr. Dyne helped found Sega Ozisoft in 1982 with Mr. Bermeister. Sega Ozisoft, now a majority owned subsidiary of Infogrames Entertainment (France), is a computer software distributor for many leading publishers including, among others, Virgin Interactive, Accolade, Access, Codemasters and Eidos. Mr. Dyne currently is a director of Monto Holdings Pty. Ltd. and a co-owner of Packard Bell NEC Australia Pty. Ltd. Monto is a private investment holding company and Packard Bell NEC Australia is one of the leading manufacturers and distributors of personal computers through the Australian mass merchant channel. From June 1995 through May 1997, Mr. Dyne served as a Co-Chief Executive Officer of Sega Enterprises (Australia) Pty. Ltd., a theme park developer. Sega Enterprises is owned jointly by Mr. Dyne, Mr. Bermeister, Sega Enterprises Japan, Mitsubishi Corp. and Mitsui Corp. Mr. Dyne also serves on the Board of Directors of Virgin Interactive Entertainment Limited, a distributor of computer software programs and video games, and has an equity interest therein. Mr. Dyne is a member of the Board of Directors of Sega Gaming Technologies, Inc., a Nevada company in the business of producing multiplayer casino equipment.

     KEVIN BERMEISTER has served as our President since October 1996 and as a Director since August 1996. Mr. Bermeister is a director and equity owner of Sega Ozisoft Pty. Ltd. and previously served as its Co-Chief Executive Officer. Mr. Bermeister helped found Sega Ozisoft in 1982 with Mr. Dyne. Mr. Bermeister also is a director of Packard Bell NEC Australia Pty. Ltd., Jacfun Pty. Ltd. and Virgin Interactive Entertainment Limited. Jacfun owns the Darling Harbour property occupied by the Sega Enterprises (Australia) Pty. Ltd. indoor theme park in Sydney, Australia.

     MICHAEL OZEN has served as our Chief Financial Officer since October 1996 and Secretary since March 1997. Mr. Ozen also serves as a director of both the Clubhouse Children's Museum and the New Museum for

Children. From May 1991 through June 1996, Mr. Ozen served as Manager -- International Taxes at Coopers & Lybrand, LLP. In July 1996, Mr. Ozen became Director -- International Taxes at Coopers & Lybrand, LLP, a position he held until October 1996.

     MARK MILLER has served as our Vice President, Production and Operations since October 1996 and as a Director since August 1996. Mr. Miller served as our President and Chief Financial Officer from August 1996 through September 1996. Mr. Miller also is Managing Director of BII Australia, a position he has held since March 1994. From February 1993 through December 1994, Mr. Miller was Managing Director of Pacific Interactive Education Pty. Limited ("PIE"), where he was primarily engaged in the development and maintenance of educational and multimedia software for use by schools and other educational institutions. Mr. Miller currently is a director of PIE. From 1989 through 1992, Mr. Miller was Director of Sales and Marketing of Dealing Information Systems Pty. Ltd., a developer of proprietary modular software treasury systems for managing financial transactions.

     ANTHONY ROSE has served as a consultant to BII Australia since April 1994 and currently serves as our Vice President, Technology. Mr. Rose also is the owner and director of and, prior to April 1994, was employed by, A.R. Technology Pty. Ltd. ("A.R. Technology"), an Australian company founded by Mr. Rose in 1988 which is involved in the design and manufacture of digital electronics hardware and software. A.R. Technology has completed design assignments for Apple, Epson, Panasonic and other corporations and government institutions. Mr. Rose holds several international patents relating to anti-virus hardware circuits for personal computers.

     DIANA MARANON has served as a Director since October 1996, and served as our Secretary from August 1996 until March 1997. Ms. Maranon is the President and Managing Director of Averil Capital Markets Group, Inc. ("Averil"), a financial advisory firm, and a member of the National Association of Securities Dealers. Ms. Maranon serves as a director of Virgin Interactive Entertainment Limited and Tag-It Pacific, Inc. Prior to founding Averil in 1994, Ms. Maranon was a Vice President with Wasserstein Perella & Co., Inc. ("Wasserstein"), an investment banking firm, with whom she started in 1988. At Wasserstein, Ms. Maranon was responsible for covering companies headquartered in the Western United States. From 1985 to 1988, Ms. Maranon practiced securities law with Skadden Arps Slate Meagher & Flom. Ms. Maranon is a member of the California Bar.

     RAY MUSCI has served as a Director since October 1996. From May 1990 to the present, Mr. Musci has served as the President, Chief Executive Officer and as a director of Infogrames Entertainment, Inc. (formerly Ocean of America, Inc.), a company that develops, publishes and distributes software products. From September 1994 to July 1996, Mr. Musci served as a director of Ocean International, Ltd., the holding company of Infogrames Entertainment, Inc. From August 1985 to March 1990, Mr. Musci was Executive Vice President/General Manager of Data East USA, Inc., a subsidiary of Data East Corp., a Japanese company, where he established a consumer division to develop, manufacture, market and distribute consumer video games, entertainment software and coin-operated video arcade games and pinball machines.

     GARTH SALONER has served as a Director since October 1996. From 1990 to the present, Mr. Saloner has served as the Robert A. Magowan Professor of Strategic Management and Economics at the Graduate School of Business at Stanford University. He also has served as Associate Dean for Academic Affairs and Director of Research and Course Development at the Stanford Graduate School of Business. From 1982 to 1990 Mr. Saloner taught as a professor in the Economics Department of the Massachusetts Institute of Technology. Mr. Saloner also is a director and a member of the audit and compensation committees of Quick Response Services, Inc., a corporation that provides electronic data interchange services in the retail market, a director of Charles River Associates, a corporation that provides economic consulting services, and a director of NextStage Entertainment, a corporation involved in the construction and management of live entertainment theatres.

     JEFF SCHEINROCK has served as a Director since October 1996. Since May 1997, Mr. Scheinrock has been Chief Executive Officer of Scheinrock Advisory Group, Inc. From July 1, 1996 until May 2, 1997, Mr. Scheinrock served as Vice Chairman, Chief Financial Officer and Assistant Secretary of Kistler Aerospace Corporation, a company involved in the development, marketing and manufacture of reusable satellite launch vehicles. From March 1, 1989 to July 1, 1996, Mr. Scheinrock was the Vice Chairman of Finance and Strategic Planning of Packard Bell NEC. Mr. Scheinrock is a director of SRS Labs, Inc., a corporation listed on the Nasdaq Stock Market's National Market. Mr. Scheinrock also is a director of various other private companies.

AGREEMENT TO NOMINATE DIRECTORS

     We have entered into a stock purchase agreement with a private investor. The closing of the stock purchase agreement is subject to a number of conditions, including the election to our Board of Directors of the investor or his designee for a term ending in 2000. If the stock purchase agreement closes, the Board of Directors intends to elect the investor or his designee as a Class I Director. Additionally, if the stock purchase agreement closes, we have agreed that so long as the investor maintains ownership of at least 5% of our outstanding equity securities, we will use our best efforts to continue to cause the investor or his designee to be nominated for election as a director.

BOARD COMMITTEES

     The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Musci, Saloner and Scheinrock. The Audit Committee recommends the engagement of our independent public accountants, reviews the scope of the audit to be conducted by the independent public accountants and meets with the independent public accountants and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and the committee reports its recommendations as to the approval of our financial statements to the Board of Directors.

     The Compensation Committee currently consists of Ms. Maranon and Messrs. Musci and Scheinrock. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 1998, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to our Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities during the last three fiscal years.

                                  SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                            ANNUAL COMPENSATION      COMPENSATION
                                                                                      NUMBER OF
                                                                          OTHER       SECURITIES
                                    FISCAL YEAR                           ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION (1)       ENDED(2)             SALARY      COMPENSATION   OPTIONS(3)
-------------------------------    -------------          ---------    ------------   -----------
Mark Dyne......................    December 31, 1998      $ 225,000         --        100,000 (4)
  Chief Executive Officer          December 31, 1997      $ 225,000         --             --
                                   December 31, 1996      $  56,250         --             --
                                     June 30, 1996               --         --             --

Kevin Bermeister...............    December 31, 1998      $ 225,000         --        100,000 (4)
  President                        December 31, 1997      $ 225,000         --             --
                                   December 31, 1996      $  56,250         --             --
                                     June 30, 1996               --         --             --

Michael Ozen...................    December 31, 1998      $ 165,000         --         50,000 (5)
  Chief Financial Officer          December 31, 1997      $ 165,000         --             --
  and Secretary                    December 31, 1996      $  41,000         --         30,000 (6)
                                     June 30, 1996               --         --             --

Mark Miller....................    December 31, 1998      $ 126,000                    20,000 (4)
  Vice President, Production       December 31, 1997      $  89,000      $ 15,000(7)       --
  and Operations                   December 31, 1996      $  23,000         --             --
                                     June 30, 1996        $  69,000         --             --

Anthony Rose...................    December 31, 1998      $ 107,000         --         50,000 (5)
  Vice President, Technology       December 31, 1997      $ 126,000         --             --
                                   December 31, 1996      $  37,000         --         30,000 (6)
                                     June 30, 1996               --         --             --

----------------------

(1) For a description of employment agreements between us and certain executive officers, see "Employment Agreements with Executive Officers" below.

(2) We changed our fiscal year end from June 30 to December 31, effective December 31, 1996.

(3) In October 1998, all of our then outstanding stock options were repriced under an option repricing program. For a description of the terms of the option repricing program, see "Report of the Compensation Committee on Repricing of Stock Options" below.

(4) These options, which were initially granted in March 1998, were repriced in October 1998 under our option repricing program.

(5) Consists of options to purchase 30,000 shares and 20,000 shares of Common Stock granted in October 1996 and March 1998, respectively, all of which were repriced in October 1998 under our option repricing program.

(6) These options were cancelled in October 1998 in connection with the grant of a repriced option under our option repricing program.

(7)  Consists of motor vehicle and income protection insurance premiums.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            PERCENT OF
                                                               TOTAL
                                               NUMBER OF      OPTIONS
                                              SECURITIES    GRANTED TO
                                              UNDERLYING     EMPLOYEES    EXERCISE OR
                                                OPTIONS      IN FISCAL      BASE        EXPIRATION
                    NAME                        GRANTED       YEAR(1)      PRICE(2)        DATE
                    ----                      -------------  -----       -------        -------
    Mark Dyne..........................       100,000(3)       --        $ 2.75        3/19/08
                                              100,000(4)(5)   22.1%      $ 1.50        3/19/08

    Kevin Bermeister...................       100,000(3)       --        $ 2.75        3/19/08
                                              100,000(4)(5)   22.1%      $ 1.50        3/19/08

    Michael Ozen.......................        30,000(4)(6)    --        $ 1.50        9/30/06
                                               20,000(3)       --        $ 2.75        3/19/08
                                               20,000(4)(5)   4.4%       $ 1.50        3/19/08

    Mark Miller........................        20,000(3)       --        $ 2.75        3/19/08
                                               20,000(4)(5)   3.4%       $ 1.50        3/19/08

    Anthony Rose.......................        30,000(4)(7)    --        $ 1.50        9/11/06
                                               20,000(3)       --        $ 2.75        3/19/08
                                               20,000(4)(5)   4.4%       $ 1.50        3/19/08

------------------------
(1) Options covering an aggregate of 452,000 shares of Common Stock were granted to employees during the fiscal year ended December 31, 1998. In October 1998, options covering an aggregate of 747,000 shares of Common Stock, including options to purchase the 452,000 shares granted earlier in the year, were repriced under our option repricing program. The percentages are based only on options to purchase 452,000 shares initially granted to employees in fiscal 1998, and do not account for replacement options granted in fiscal 1998 in connection with our option repricing program.
(2) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
(3) This option, which was granted in March 1998, was cancelled in October 1998 in connection with the grant of a repriced option under our option repricing program. Prior to its cancellation, this option would have vested and become exercisable in four equal annual installments, commencing on January 1, 1999.
(4) This option consists of a repriced option granted in October 1998 under our option repricing program to replace an existing option to purchase the same number of shares of Common Stock at a higher exercise price.
(5) This option vests and becomes exercisable as follows: 25% vested on April 1, 1999, and 25% vests on each of January 1, 2000, 2001, and 2002.
(6) This option vests and becomes exercisable as follows: 22,500 shares vested on March 16, 1999, and 7,500 shares vest on October 1, 1999.
(7) This option vests and becomes exercisable as follows: 18,125 shares vested on March 17, 1999, and 11,875 shares vest in 19 equal monthly installments of 625 shares commencing on April 1, 1999.

STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the American Stock Exchange on December 31, 1998 ($1.75 per share). No stock options were exercised by any Named Executive Officer during fiscal 1998.

                           AGGREGATED FISCAL YEAR-END OPTION VALUES

                                        NUMBER OF SECURITIES
                                       UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                             OPTIONS AT               IN-THE-MONEY OPTIONS AT
NAME                                     DECEMBER 31, 1998              DECEMBER 31, 1998 (1)
----                                     -----------------              ---------------------
                                     EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                     -----------   -------------     -----------   -------------
Mark Dyne.......................         -0-          100,000            -0-         $  25,000
Kevin Bermeister................         -0-          100,000            -0-         $  25,000
Michael Ozen....................         -0-           50,000            -0-         $  12,500
Mark Miller.....................         -0-           20,000            -0-         $   5,000
Anthony Rose....................         -0-           50,000            -0-         $  12,500

------------
(1) Based on a closing price of $1.75 per share of Common Stock on December 31, 1998, all options were in-the-money at fiscal year end.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     Effective October 1, 1996, we entered into an employment agreement with Michael Ozen pursuant to which Mr. Ozen serves as our Chief Financial Officer at a base salary of $165,000 per year. Mr. Ozen received options to purchase an aggregate of 30,000 shares of Common Stock which vest in four equal annual installments commencing on the date of grant. In October 1998, Mr. Ozen's options were repriced under our option repricing program. Mr. Ozen's employment is terminable by us at will. In the event we terminate Mr. Ozen's employment without cause, Mr. Ozen is entitled to three months severance payment (the "Initial Payment") if termination occurs during the first or second year of employment (the "Initial Period"), and in addition to the Initial Payment, one month severance payment for each year served after the Initial Period, not to exceed an aggregate of 12 months severance payment, if termination occurs after the Initial Period. For purposes of the agreement, "cause" means the willful disregard of, or failure to perform, duties where such willful disregard or failure is not discontinued within a reasonable period of time from receipt of written notice relating thereto.

     A.R. Technology Limited, an Australian corporation of which Anthony Rose is the sole stockholder, provides the services of Anthony Rose to BII Australia in exchange for approximately $107,000 per year. The arrangement is terminable at will by either party upon 30 days prior written notice.

     Pacific Interactive Education Pty. Limited ("PIE") provides the services of Mark Miller to BII Australia. PIE was paid $0, $37,000 and $90,000 during the period from September 2, 1993 to June 30, 1994, and the years ended June 30, 1995 and 1996, respectively. For the period from July 1, 1996 to December 31, 1996, BII Australia paid PIE $18,000 for the services of Mark Miller. These amounts include auto allowances, contributions to retirement benefits and profit included in payments to PIE for purchases of computer equipment. No amounts were paid to PIE for the services of Mark Miller during fiscal 1997. For fiscal 1998, BII Australia paid PIE $52,000 for the services of Mark Miller. This amount represented profit in payments to PIE for purchases of computer equipment. This arrangement is terminable at will by either party upon 30 days prior written notice.

STOCK OPTION PLAN

     We adopted the Brilliant Digital Entertainment, Inc. 1996 Stock Option Plan (the "1996 Plan") in September 1996. The purpose of the 1996 Plan is to attract, retain and motivate certain of our key employees and employees of our subsidiaries by giving them incentives which are linked directly to increases in the value of our Common Stock. Each director, officer, employee or consultant of Brilliant Digital Entertainment or any of our subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 1,080,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The Board of Directors has approved an amendment to the 1996 Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the plan to 2,500,000 shares, which amendment is subject to our stockholders' approval and is being submitted to our stockholders for approval at our 1999 Annual Meeting.

     The 1996 Plan authorizes its administrator to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of (1) shares of Common Stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock, or (3) any other security or benefit with a value derived from the value of the Common Stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 1996 Plan currently is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1996 Plan, the Compensation Committee will have full and final authority to select the executives and other employees to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. The maximum number of shares of Common Stock with respect to which awards may be granted under the 1996 Plan to any executive or employee during any fiscal year is 100,000, subject to adjustment to prevent dilution.

     As of December 31, 1998, 232,000 shares of Common Stock remained available for grant of awards to eligible participants under the 1996 Plan.

REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF STOCK OPTIONS

     During October 1998, the Compensation Committee of the Board of Directors approved a stock option repricing program. Under the program, each holder of stock options granted under the Brilliant Digital Entertainment 1996 Stock Option Plan, including directors and Named Executive Officers, was entitled to exchange their existing stock option for a repriced stock option to purchase the same number of shares at an exercise price of $1.50 per share. The new exercise price was lower than the exercise price under all of the existing stock options and was higher than the then market price of $1.125 per share of Common Stock. As a condition to receiving this more favorable exercise price, each option holder who elected to participate in the program was required to agree to a less favorable vesting schedule. Under the repriced options, any shares of Common Stock which had already vested under the existing stock option could not be exercised for a period of 120 days from date the option holder elected to exchange his or her stock option. In addition, any shares under an existing stock option which were scheduled to vest on January 1, 1999 did not vest under the repriced option until April 1, 1999. Other than the lower exercise price and the changes to the vesting schedule, each new stock option issued under the repricing program has terms substantially equivalent to the terms of the surrendered option, including the same number of shares and expiration date. Options to purchase a total of 747,000 shares of Common Stock were eligible to participate in the program, all of which were exchanged by the holders thereof for repriced stock options.

     The Compensation Committee approved the stock option repricing program as a result of the significant reduction in the price of our Common Stock in fiscal 1998. The Committee determined that our existing stock options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The existing stock options had exercise prices of between $2.31 per share and $6.38 per share, which exercise prices exceeded the trading prices of our Common Stock for a substantial majority of the time from June 1998 until the date the option repricing program was approved. The Committee determined that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

                                                COMPENSATION COMMITTEE

                                                     Diana Maranon
                                                     Ray Musci
                                                     Jeff Scheinrock

COMPENSATION OF DIRECTORS

     Nonemployee directors of the Company currently are paid $1,500 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors or at any meeting of a committee of the Board of Directors. Nonemployee directors also received options to purchase 15,000 shares of Common Stock in fiscal 1998. Directors also are reimbursed for their reasonable travel expenses incurred in attending Board or committee meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 15, 1999 certain information relating to the ownership of the Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Brilliant Digital Entertainment, Inc., 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                                  NUMBER OF SHARES
                                                                          OF
                                                                     COMMON STOCK
                                                                    BENEFICIALLY
NAME AND ADDRESS                                                       OWNED(1)      PERCENT(1)
----------------                                                  ----------------   ----------
Insinger Group, as manager of Reefknot Limited (2)...........          1,200,118        12.8 %
   One Stokes Place
   St. Stephens Green
   Dublin 2
   Republic of Ireland

Kevin Bermeister (3).........................................            817,600        8.7

Mark Dyne (3)................................................            810,600        8.6

Sega Enterprises Limited.....................................            780,001        8.3
   2-12 Haneda 1-Chome
   Ohta-Ku, Tokyo 144
   Japan

Packard Bell NEC, Inc. (4)...................................            600,000        6.0
   One Packard Bell Way
   Sacramento, California  95828

Mark Miller (5)..............................................            505,013        5.4

Diana Maranon (6)............................................             84,012        *

Anthony Rose (7).............................................             38,750        *

Ray Musci (8)................................................             28,750        *

Garth Saloner (8)............................................             28,750        *

Jeff Scheinrock (8)..........................................             28,750        *

Michael Ozen (9).............................................             27,500        *

Directors and executive officers
  as a group (9 persons) (10)..................................        2,369,725       24.6 %

------------------------------
*    Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at April 15, 1999.

(2) Insinger Group is the manager of Reefknot Limited, and as such, controls the disposition and voting of the shares of Common Stock held by Reefknot.

(3) Includes 25,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.

(4) Consists of 600,000 shares of Common Stock underlying warrants which currently are exercisable.

(5) Consists of (i) 430,013 shares of Common Stock held by Pacific Interactive Education Pty. Limited, (ii) 70,000 shares of Common Stock held by the Mark Miller Family Trust, of which Pacific Interactive Pty. Limited is trustee, and (iii) 5,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable. Mark Miller and his wife are the sole stockholders of Pacific Interactive Education Pty. Limited and Pacific Interactive Pty. Limited.

(6) Consists of (i) 28,750 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable, and (ii) 55,262 shares of Common Stock underlying warrants which currently are exercisable.

(7) Consists of (i) 20,000 shares of Common Stock held by HiTech Corporation Limited over which Mr. Rose has exclusive voting and investment power, and
     (ii) 18,750 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable on or before June 14, 1999.

(8) Consists of 28,750 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.

(9) Consists of 27,500 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.

(10) Includes (i) 166,250 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable on or before June 14, 1999, and (ii) 55,262 shares of Common Stock underlying warrants which currently are exercisable.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



     Mark Miller, an officer and director of Brilliant Digital Entertainment, is a shareholder of Multimedia Connexion Pty., Ltd. BII Australia periodically purchases hardware and software from Multimedia Connexion Pty. Ltd. For the fiscal years ended December 31, 1997 and 1998, BII Australia purchased computer equipment totaling $121,000 and $59,000, respectively.

     On September 13, 1996, we entered into the SAND Acquisition Agreement with Sega Ozisoft. Mark Dyne and Kevin Bermeister both currently serve as directors of Sega Ozisoft and are significant minority shareholders of Sega Ozisoft. Pursuant to the SAND Acquisition Agreement, we acquired SAND and in consideration therefor issued a $1,500,000 mandatorily convertible note which, upon the completion of our initial public offering, was automatically converted into 780,001 shares of Common Stock. The terms of the SAND Acquisition were determined by negotiations between Messrs. Dyne and Bermeister and Averil Capital Markets Group, Inc. on our behalf and by the Board of Directors of Sega Ozisoft, with Messrs. Dyne and Bermeister abstaining, on behalf of Sega Ozisoft.

     The Sand Acquisition Agreement also provides that we shall pay to Sega Ozisoft a royalty of 12.5% of "Adjusted Gross Receipts" on the CYBERSWINE multipath movie. "Adjusted Gross Receipts" is defined as the gross receipts received by us on the CYBERSWINE multipath movie after deducting any royalties and fees payable to CYBERSWINE licensors. Pursuant to an agreement between Sega Ozisoft and the licensor of the characters and content of Cyberswine, we will be required to pay to the CYBERSWINE licensor a royalty of 2% of gross revenues less cost of goods on all sales of CYBERSWINE products.

     Diana Maranon is a director of Brilliant Digital Entertainment. Averil Capital Markets Group, Inc. ("Averil"), a financial advisory firm founded and controlled by Ms. Maranon, has, since November 1995, performed services for us including investigation of strategic alternatives and assistance with our Common Stock offerings. As consideration for such services, we paid to Averil $25,000 as of June 30, 1996, $200,000 during the six months ended December 31, 1996, $22,000 for the year ended December 31, 1997, $30,000 for the year ended December 31, 1998 and $18,750 during the three months ended March 31, 1999, plus out of pocket expenses, and granted to Chloe Holding, Inc. ("Chloe"), an affiliate of Averil, currently exercisable warrants to purchase 40,222 shares of Common Stock with an exercise price of $0.0326 per share. In connection with our December 1997 offering of Common Stock, we made an additional cash payment to Averil of $180,000 and granted to Chloe warrants to purchase 15,040 shares of Common Stock at an exercise price of $5.50 per share.

     We entered into an agreement with Packard Bell NEC in September 1996 for Packard Bell NEC to bundle software for a Multipath Movie title with 80% of the first 7.4 million multimedia equipped personal computers shipped by Packard Bell NEC in the United States, Canada, the United Kingdom, Australia, New Zealand and South Africa over a three-year period which began in August of 1997. Packard Bell NEC received warrants to purchase 600,000 shares of our Common Stock upon execution of the agreement.

     Under the terms of a September 1997 agreement, we granted to Packard Bell NEC the right to distribute a version of Cyberswine loaded on the hard drives of Packard Bell NEC computers. Under the September 1997 agreement, we will receive a percentage of future revenue from online end users and a minimum fixed fee. We also granted distribution rights to future Multipath Movie titles for a percentage of future revenues from end users. In connection with this agreement, we granted to Packard Bell NEC warrants to purchase 200,000 shares of our Common Stock, which warrants expired in February 1999 without being exercised.

     Certain of our directors and officers, including Mark Dyne and Kevin Bermeister, are also directors or officers of our potential competitors and/or strategic partners. These relationships may give rise to conflicts of interest between us, on the one hand, and one or more of the directors, officers, and/or their affiliates, on the other hand. Our Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to us any corporate opportunities for the development of any type of interactive digital entertainment with the exception of opportunities for participation in the development by others of interactive digital entertainment where publishing and/or distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BRILLIANT DIGITAL ENTERTAINMENT, INC.


                                     /S/ MICHAEL OZEN
                               -------------------------------------------------
                               By:  Michael Ozen
                               Its: Chief Financial Officer (Principal Financial
                                    and Accounting Officer) and Secretary




                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                     DATE
        ---------                         -----                     ----

            *                    Chief Executive Officer          April 28, 1999
---------------------------       and Chairman of the
        Mark Dyne                 Board of Directors


            *                    President and Director           April 28, 1999
---------------------------
    Kevin Bermeister

   /S/ MICHAEL OZEN              Chief Financial Officer          April 28, 1999
---------------------------       (Principal Financial and
      Michael Ozen                Accounting Officer) and
                                  Secretary


            *                    Vice President, Operations and   April 28, 1999
---------------------------       Production and Director
      Mark Miller

            *                    Director                         April 28, 1999
---------------------------
      Diana Maranon

            *                    Director                         April 28, 1999
---------------------------
        Ray Musci

            *                    Director                         April 28, 1999
---------------------------
     Garth Saloner

            *                    Director                         April 28, 1999
---------------------------
    Jeff Scheinrock


*  By:  /S/ MICHAEL OZEN
       --------------------
          Michael Ozen,
        Attorney-In-Fact