Form 10QSB
period 1999-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-05-17
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to _______________.


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 11,546,884 shares issued and outstanding as of May 12, 1999.

        Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                      ---    ---


================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX


                                                                           PAGE

PART I    FINANCIAL INFORMATION...........................................   3

Item 1.   Financial Statements............................................   3

          Condensed Consolidated Balance Sheet as of March 31, 1999.......   3

          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 and March 31, l998..........   4

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and March 31, 1998..........   5

          Notes to Consolidated Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   7


PART II   OTHER INFORMATION...............................................  21

Item 6.   Exhibits and Reports on Form 8-K................................  21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                       MARCH 31,
                                                                         1999
                                                                     -----------
ASSETS                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents.....................................      $  1,632
   Accounts receivable, net......................................         2,084
   Other current assets, net.....................................           258
                                                                       ---------
Total current assets.............................................         3,974
Property, plant and equipment, net...............................           684
Movie software costs.............................................           491
Other assets.....................................................           426
                                                                       ---------
Total assets.....................................................      $  5,575
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................      $    264
   Accrued expenses..............................................         1,148
   Current portion of notes payable..............................           172
                                                                       ---------
Total current liabilities........................................         1,584
Notes payable, less current portion..............................            91
Convertible debenture............................................           100
Other long term liabilities......................................           110
                                                                       ---------
Total liabilities................................................         1,885
Commitments and contingencies
Stockholders' equity:
   Common stock..................................................             9
   Additional paid-in capital....................................        21,357
   Accumulated deficit...........................................       (17,575)
   Cumulative other comprehensive income (loss)..................          (101)
                                                                       ---------
Total stockholders' equity.......................................         3,690
                                                                       ---------
Total liabilities and stockholders' equity.......................      $  5,575
                                                                       =========

                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------
                                                                  1999         1998
                                                              ----------   ----------
                                                              (UNAUDITED)  (UNAUDITED)
Revenues ...................................................   $   206      $    31

Costs and expenses:
   Costs of revenues .......................................       205          266
   Sales and marketing .....................................       222          305
   General and administrative ..............................       619          524
   Research and development ................................       981          317
   Depreciation ............................................       130           18
                                                               -------      -------
                                                                 2,157        1,430
                                                               -------      -------
Income (loss) from operations ..............................    (1,951)      (1,399)
Other income (expense):
   Gain (loss) on foreign exchange transactions ............        --           (8)
   Export market development grant .........................        37           --
   Interest income (expense), net ..........................        24          140
                                                               -------      -------
   Total other income (expense) ............................        61          132
                                                               -------      -------
Income (loss) before income taxes ..........................    (1,890)      (1,267)
Provision for income taxes .................................        --           --
                                                               -------      -------
Net income (loss) ..........................................    (1,890)      (1,267)

Foreign currency translation adjustment
  (net of tax effects) .....................................        22           62
                                                               -------      -------
Comprehensive income (loss) ................................   $(1,868)     $(1,205)
                                                               =======      =======

Basic and diluted net income (loss) per share ..............   $ (0.20)     $ (0.13)
                                                               =======      =======
Weighted average number of shares used in computing
   basic and diluted net income (loss) per share ...........     9,409        9,403
                                                               =======      =======


                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  -----------     -----------
                                                                  (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)............................................      $  (1,890)      $  (1,267)
Adjustments to reconcile net income (loss) to the net
  cash provided by (used in) operating activities:
     Depreciation and amortization...........................            186             109
     Amortization of movie software costs....................            160             220
     Effect of warrants granted..............................             32              --
     Changes in operating assets and liabilities:
        Accounts receivable..................................             55              15
        Movie software costs.................................             --            (841)
        Other assets.........................................            (22)            (21)
        Accounts payable and accruals........................              6            (356)
        Long-term liabilities................................            (36)             --
                                                                    --------       ---------
Net cash provided by (used in) operating activities..........         (1,509)         (2,141)

INVESTING ACTIVITIES
Purchases of equipment.......................................            (37)           (184)
                                                                    --------       ---------
Net cash used in investing activities........................            (37)           (184)

FINANCING ACTIVITIES
Repayment of notes...........................................             (8)             --
                                                                    --------       ---------
Net cash provided by financing activities ...................             (8)             --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........         (1,554)         (2,325)
Translation adjustments......................................             (1)             51
Cash and cash equivalents at beginning of period.............          3,187          12,338
                                                                    --------       ---------
Cash and cash equivalents at end  of period..................       $  1,632       $  10,064
                                                                    ========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest ............................................       $      4       $      --
                                                                    ========       =========
        Income taxes.........................................       $      1       $      --


                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

2.      STOCKHOLDERS' EQUITY

        Options and warrants representing common shares of 1,458,000 and 2,085,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 1998 and 1999, respectively, because they were anti-dilutive.

3.      COMMITMENTS AND CONTINGENCIES

        The Company leases its office and production facilities and certain of its office equipment. The Company has commitments under its lease agreements for approximately $755,000 at March 31, 1999. In addition the Company has obligations of $142,000 under licensing commitments at March 31, 1999. The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000.

4.      SIGNIFICANT ACCOUNTING POLICIES

        CONCENTRATION OF CREDIT RISK

        Management is aware that Packard Bell NEC has significantly delayed distribution of the Company's titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled the Company's software on significantly fewer computers than required. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of the Distribution Agreement, specifically Packard Bell NEC's commitment to ship the Company's software with up to 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of such shipment, subject to an extension not to exceed 6 months (the "shipment period"). Such shipment triggers Packard Bell NEC's obligation to pay a minimum royalty of $1,973,333 at the rate of $1 for each Packard Bell NEC computer shipped with the Company's product. The full minimum royalty amount is contractually due by no later than the end of the shipment period, regardless of actual shipments by Packard Bell NEC of personal computers containing the Company's product. Management believes that it has a contractual right to payment by Packard Bell NEC of the minimum guaranteed amount no later than the end of the shipment period.

5.      SUBSEQUENT EVENTS

        On April 27,1999, the Company issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of Common Stock underlying the debenture. The debenture may be converted by Roseworth Group, Ltd. into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to the lower of 95% of its Market Price at the conversion date or $6.00. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of Common Stock at the conversion price on the maturity date. Market Price is defined as the lowest volume weight adjusted price of the Common Stock on the American Stock Exchange (as reported on Bloomberg) during the 10 business days prior to the business day on which the conversion notice is sent to the Company. In connection with the transaction, the Company paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of Common Stock.

        On March 30, 1999, the Company entered into agreements for the sale of 2,132,000 shares of its Common Stock to seven investors. The sales of the shares closed in May 1999 and raised aggregate proceeds of $4,311,250. Of the 2,132,000 shares of Common Stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share. The purchase prices for the shares were negotiated with each of the investors. On March 29, 1999, the closing sales price of the Company's Common Stock was $2.25 per share, and the lowest sales price of the Common Stock was $2.1875 per share. The 1,880,000 shares were issued at a discount to the sales prices of the Common Stock to reflect the illiquidity risk associated with the shares. All of the shares constitute restricted stock that cannot be sold in the public market until such shares are registered or until an exemption from registration is available. We have agreed to register all 2,132,000 shares for resale by the investors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis should be read together with the Consolidated Financial Statements of Brilliant and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."


OVERVIEW

        Brilliant is a production and development studio producing a new generation of digital entertainment that is currently being distributed over the Internet and on CD-ROM. We are headquartered in the United States and were incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became our wholly owned subsidiary in August 1996, and we acquired SAND in September 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Ltd, one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

        Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and upon the costs to distribute and promote these products. Specifically, the revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors - If we do not achieve commercial acceptance of our Multipath Movies our business will be adversely affected." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be extremely difficult to forecast.

CD ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL

        We are continuing to establish a retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. In addition, we will seek to substantially broaden distribution in retail and mass market outlets, including video retailers, during 1999. Progress is being made in the retail channel through our relationship with GT Interactive, who is representing selected titles sold in jewel case CD-ROM formats. Certain titles are now available in stores such as Wal-Mart, Target and other mass merchant retailers. In addition to distribution through GT Interactive, we have entered into a distribution agreement with The Learning Company to sell 4 boxed titles, including Superman and Gravity Angels, into computer retail stores and to expand distribution based upon the success of the initial title launch. There are, however, numerous obstacles and uncertainties involved in developing a retail distribution channel. In the past, we have experienced significant delays in our introduction of titles in the retail channel. For instance, delays in duplication, packaging and distribution caused our first movies to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. We cannot guarantee that similar delays will not occur in the future. However, since December, GT Interactive has placed additional orders for XENA and ACE VENTURA.

DVD MARKET

        We intend to release Multipath Movie titles to the DVD market for distribution commencing in 1999. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. OEM and bundled sales of DVD products will be managed jointly by SlingShot and us. SlingShot will also use a DVD version of our Digital Projector to drive traffic to our web site. We have begun delivery of titles to SlingShot for conversion to the DVD format and have developed a release plan to ensure timely delivery of DVD titles into the retail channel. DVD titles are expected to be available in retail outlets in the second half of 1999.

INTERNET AND ONLINE SERVICES

        We continue to seek distribution of our Multipath Movies through bundling arrangements which allow the user to purchase and unlock titles through our website. In addition to our existing relationships, we have signed an agreement to distribute certain title previews through Midas Interactive Entertainment BV, a Netherlands-based publisher and distributor of PC CD-ROM software. In addition, we have entered into online content and distribution arrangements to promote and sell Multipath Movies. These include arrangements with @Home Networks, @Home Benelux, DVD Express, Mediadome and Gamestorm. We currently are pursuing relationships with other on-line partners but cannot be certain that they will be concluded. We will continue our efforts to deliver content to both the narrowband and broadband markets, and we are pursuing opportunities to syndicate and license our content to these markets. We have made significant progress in reducing the file sizes of our content and expect this to be a major advantage in our ability to exploit the narrowband marketplace.

B3D - MINIMIZE FOR MAX

        In addition to consumer product sales and marketing, we are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. Our B3D - Minimize for Max tool is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Minimize for Max will be distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet using B3D - Minimize for Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue to release to the market. Animation content generated using B3D - Minimize for Max can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. A limited 30-day trial version of the tool has been released on various Internet sites for use by animators worldwide. The complete license version is available at $495.00 per user. Other versions of the tool, to be released at a later date, will be sold or will be the subject of joint venture arrangements.

NON-INTERACTIVE FORMAT FOR TELEVISION, CABLE AND VIDEO

        We have progressed with our plans to release some of our Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. In April 1999, we attended Mipcom in Cannes (France) where several TV Broadcasters expressed interest in the rights for their individual territories. The final rendered property is due for completion in May, at which time we expect agreements currently under negotiation to be concluded. However, we do not guarantee that such agreements will be concluded or that the terms of such agreements, if concluded, will be favorable to us.

PACKARD BELL

        Management is aware that Packard Bell NEC has significantly delayed distribution of the Company's titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled the Company's software on significantly fewer computers than required. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of the Distribution Agreement, specifically Packard Bell NEC's commitment to ship the Company's software with up to 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of such shipment, subject to an extension not to exceed 6 months (the "shipment period"). Such shipment triggers Packard Bell NEC's obligation to pay a minimum royalty of $1,973,333 at the rate of $1 for each Packard Bell NEC computer shipped with the Company's product. The full minimum royalty amount is contractually due by no later than the end of the shipment period, regardless of actual shipments by Packard Bell NEC of personal computers containing the Company's product. Management believes that it has a contractual right to payment by Packard Bell NEC of the minimum guaranteed amount no later than the end of the shipment period.

PRODUCTION

        During the first quarter of 1999, we have begun reducing the number of employees working in our production studio and research and development facilities. Reduction in staff numbers is based upon production demands at any point in time.

NEW BUSINESS OPPORTUNITIES

        We continue to carefully consider new business opportunities that could be strategic to the development of the Company. We have acquired an option to purchase a business for consideration of 500,000 to 1.5 million shares of our common stock and warrants to purchase up to an additional 400,000 shares of our common stock. We currently are in discussions and performing due diligence relating to this possible acquisition. There can be no assurance, however, that our discussions will lead to any acquisition or that the acquisition, if consummated, will be beneficial to us. See "Cautionary Statements and Risk Factors - We may experience risks associated with acquisitions."


RESULTS OF OPERATIONS

        REVENUES. Revenues from the sale of Multipath Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Cautionary Statements and Risk Factors - Our products may be returned."

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

        Revenues increased from $31,000 for the three months ended March 31, 1998 to $206,000 for the three months ended March 31, 1999. This represents an increase of $175,000. Revenues for the three months ended March 31, 1999 reflect $54,000 earned under a Multipath Movie technology and content development agreement and Multipath Movie retail sales of $152,000. Revenues for the prior year's first quarter, ended March 31, 1998, were primarily the result of $31,000 in Multipath Movie retail sales.

        During the three months ended March 31, 1999, we received $25,000 and $73,000 in royalty payments from Packard Bell for the quarters ended September 30, 1998 and December 31, 1998, respectively. We have not received the royalty statement and payment due for the three months ended March 31, 1999.

        To address our slower than anticipated revenue growth and resulting losses, we have taken steps to reduce overhead expenditures at our production studio in Bondi Junction, Australia and will consider further reductions.

        COST OF REVENUES. Cost of revenues consists primarily of the amortization and writedown of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $266,000 for the three months ended March 31, 1998 to $205,000 for the three months ended March 31, 1999. This represents a decrease of $61,000. The primary reason for the decrease is the fact that in the first quarter of 1998 a $145,000 writedown of the development costs occurred. Costs of revenues in 1999 include costs of $45,000 associated with software sales and amortization of capitalized movie software costs of $160,000. For the first quarter of 1998, costs of $89,000 are attributable to the amortization of capitalized movie software costs. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. To the extent the software costs are estimated to exceed the total anticipated revenues, charges are made to operations to reduce these costs to net realizable value. We will monitor the level of commercial success of our Multipath Movies and, depending upon results, may write down additional capitalized movie software costs in subsequent periods in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). See "Accounting Treatment for Development Costs and Research Expenditures."

        SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses decreased from $305,000 for the three months ended March 31, 1998 to $222,000 for the three months ended March 31, 1999. The decrease is primarily attributable to a change in our promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the expansion of our sales force and marketing efforts. We implemented an online marketing program in connection with the release of Multipath Movies in the fourth quarter of 1998 and continued the program into the first quarter of 1999. The marketing expense for the three months ended March 31, 1999 is primarily attributable to the online marketing program.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $524,000 for the three months ended March 31, 1998 to $619,000 for the three months ended March 31, 1999. This represents an increase of $95,000 that is attributable to increased employment costs associated with the development of internal management and the addition of personnel.

        RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses increased from $317,000 for the three months ended March 31, 1998 to $981,000 for the three months ended March 31, 1999. In accordance with SFAS No. 86, the results of operations for the three months March 31, 1999 include Multipath Movie software development costs and research and development expenses. Technological feasibility of our original Digital Projector software tool was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by us subsequent to the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. We have written off amounts incurred subsequent to the first quarter of 1998 in the development and production of Multipath Movies designed to be viewed on the new Digital Projector. As the technology on which our product is designed to operate is continuously changing, a reserve against capitalized costs is necessary until shortly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future.

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

        DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $18,000 for the three months ended March 31, 1998 to $130,000 for the three months ended March 31, 1999. The increase is attributable to the increase in depreciable assets resulting from the growth of our operations, primarily from production and general overhead activities. Additionally, in the first quarter 1998, a large portion of BII's depreciation was considered production overhead, which was capitalized into movie software costs.

        OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Trade grant revenue earned was $37,000 for the three months ended March 31, 1999. Net interest income decreased from $140,000 for the three months ended March 31, 1998 to $24,000 for the three months ended March 31, 1999. This decrease is due to the lower cash balances during the first quarter of 1999.


ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

        Our accounting policy follows SFAS No. 86, which provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to the establishment of technological feasibility, these costs are expensed as incurred. Historically, we have expensed all costs related to the development of both our software tools and Multipath Movie titles. We achieved technological feasibility of our original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. To the extent capitalized Multipath Movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts have been included in costs of revenues. Multipath Movies developed by us subsequent to the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. We have written off amounts incurred subsequent to the first quarter of 1998 in the production of Multipath Movies designed to be viewed on our new projector. As the technology on which our product is designed to operate is continuously changing, management considers that a reserve against capitalized costs is necessary until shortly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future.

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


ACCOUNTING GUIDANCE FOR REVENUE RECOGNITION FOR SOFTWARE TRANSACTIONS

        Software sales entered into prior to December 15, 1997 were accounted for in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition." For transactions entered into after December 15, 1997 we recognize revenue from the sale of software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software.

LIQUIDITY AND CAPITAL RESOURCES

        On December 10, 1997, we closed a public offering of 2,500,000 shares of Common Stock at $5 per share, 2,200,000 of which were sold by us. The public offering resulted in gross proceeds of approximately $9,800,000 in cash after underwriters' discounts and commissions and offering expenses. As of March 31, 1999, approximately $1,632,000 of the net proceeds of the public offering remain available for product development and working capital and general corporate purposes.

        Net cash used in operating activities during the three months ended March 31, 1999 was primarily attributable to a net loss of $1,890,000. Net cash used in investing activities in the three months ended March 31, 1999 was due primarily to the purchase of computer equipment. Cash used in financing activities for the three months ended March 31, 1999 was for the repayment of notes for the financing of office furniture and computer equipment. In April 1999, we redeemed a convertible debenture we issued in December 1998 for $100,000 plus accrued interest, and we redeemed a related warrant for $5,000, and entered into an alternative financing arrangement with St. Annes Investment, Ltd. as described below.

        We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, was developed and shipped in the fourth quarter of 1998. We have an obligation under our joint venture agreement with Crawfords to jointly fund two Multipath Movies. No projects have been identified for development by the parties and we are doubtful that we will ever develop a project with Crawford under our agreement. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project currently is in development. We also are required as of March 31, 1999 to make minimum payments of $142,000 under various licensing agreements. At March 31, 1999, we had rental commitments for our offices and production facilities of $755,000 and a promissory note for the financing of fixed assets in the amount of $118,000 payable over the next 5 years.

        In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our Common Stock at a discount to its "Market Price" from time to time during the three year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "Market Price" of our Common Stock at the time we give a sale notice is at least $1 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares is in effect at the closing of the sale. "Market Price" is defined as the lowest daily volume weight adjusted price of our Common Stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our Common Stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to Trinity Capital Advisors, Inc. an amount equal to 3% of the purchase price, and to issue to Trinity Capital Advisors shares of Common Stock having an aggregate value equal to 2% of the purchase price of the shares of Common Stock to be issued and sold to St. Annes under the securities purchase agreement.

        On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. The debenture may be converted by Roseworth into shares of our Common Stock at a conversion price for each share of Common Stock equal to the lower of 95% of its Market Price at the conversion date or $6.00. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of Common Stock at the conversion price on the maturity date. Market Price is defined as the lowest volume weight adjusted price of our Common Stock on the American Stock Exchange (as reported on Bloomberg) during the 10 business days prior to the business day on which the conversion notice is sent to us. In connection with the loan, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of our Common Stock.

        In May 1999, we closed a private placement of 2,132,000 shares of our Common Stock, which were issued to seven investors. The private placement raised aggregate proceeds of $4,311,250. Of the 2,132,000 shares of Common Stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share.

        We believe that our existing funds, cash generated from operations and proceeds from the securities purchase agreement with St. Annes, the convertible debenture and the private placement will be sufficient to fund our working capital requirements for at least the next twelve months. See "Cautionary Statements and Risk Factors - If we are unable to raise additional funds our business will be adversely affected."


YEAR 2000

        We are continuing our project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by our information technology systems and the information technology systems used by our significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "0" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The objectives of our Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to an acceptable level.

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

        We also are in the process of evaluating our internally developed information technology systems to determine their Year 2000 compliance. Our Vice President of Technology is coordinating this process. We do not presently anticipate any material Year 2000 issues or significant expenses from the conversion of our own information systems, databases or programs. However, if our current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk.

        We have communicated with our significant customers and vendors to understand their Year 2000 issues and how they may affect us and to determine what steps these customers and vendors have taken to prepare and manage their Year 2000 issues as they relate to us. These customers and vendors include the host of our web site and significant distributors of our products. At this time, we do not know what measures our customers and vendors have taken to address the Year 2000 problem or how that problem's effect on our customers and vendors will impact us. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of our products, either of which would have a material adverse effect on our business, financial condition and results of operations. We plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

        Readers are cautioned that this Year 2000 disclosure contains forward-looking statements. Readers should understand that the dates on which we believe the Year 2000 project will be completed are based upon management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to:

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

CAUTIONARY STATEMENTS AND RISK FACTORS

        Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

        IF WE DO NOT ACHIEVE COMMERCIAL ACCEPTANCE OF OUR MULTIPATH MOVIES OUR BUSINESS WILL BE ADVERSELY AFFECTED. Our success will depend largely upon the market's acceptance of the Multipath Movie concept. The entertainment software market is emerging and depends upon a number of factors, including:

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

        The market's acceptance of our Multipath Movies has taken longer than we initially anticipated. This is due, in part, to the disappointing performance by Packard Bell NEC of its obligations under our agreement to bundle our titles with Packard Bell NEC computers, and delays in the retail distribution of our products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

        WE MAY EXPERIENCE DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS WHICH MAY RESULT IN REDUCED REVENUES AND INCREASED LOSSES. We plan to release a number of new Multipath Movies in 1999. Due to the numerous obstacles and uncertainties involved in developing and distributing software to the market, however, we cannot be certain that we will be able to meet our planned release dates for our new Multipath Movies. If we are unable to begin shipping an important new product during the scheduled quarter, our revenue and earnings would likely be materially and adversely affected in that quarter. In the past, we have experienced significant delays in our introduction of certain new products. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, CYBERSWINE, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. Our dependence upon certain strategic partners has also caused delays in the release of our products. See " --We substantially depend upon third parties for many elements of our business--Dependence Upon Strategic Relationships." It is likely in the future that delays will continue to occur and that certain new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

        WE HAVE ONLY BEEN OPERATING OUR CURRENT BUSINESS SINCE AUGUST 1996 WHICH PROVIDES A LIMITED PERIOD FOR INVESTORS TO EVALUATE OUR BUSINESS MODEL. We were founded in September 1993 and shipped our initial traditional CD-ROM product in November 1994. In 1996, we substantially reduced this aspect of our business to begin producing and distributing Multipath Movies. We acquired the software tools necessary to produce Multipath Movies in August

1996 and introduced our first Multipath Movie in December 1997. We have a limited operating history upon which to evaluate our future prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as entertainment software. These risks include, but are not limited to, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage growth. To address these risks, we must, among other things:

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

        IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS OUR BUSINESS WILL BE ADVERSELY AFFECTED. We believe that our existing funds, cash generated from operations and proceeds from our sale of common stock under the securities purchase agreement we entered into in March 1999 will be sufficient to fund our working capital requirements for at least the next twelve months. Following fiscal 1999, we may need to raise additional funds through debt or equity financing or by other means. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly, which could have a material adverse effect on our business. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

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

        One delay has already occurred. Packard Bell NEC, which agreed to distribute some of our Multipath Movie titles bundled with Packard Bell computers, has significantly delayed the introduction of some titles beyond the initially anticipated launch dates. Additionally, we believe that because Packard Bell NEC is distributing our titles with only its middle- to high-end machines, Packard Bell NEC will not comply with its commitment to ship our products with 6 million computers during the term of our agreement. We cannot be certain that we will resolve these issues with Packard Bell NEC, that Packard Bell NEC will achieve its committed shipment level or that adequate remedies will be available to us to compensate for Packard Bell NEC's failure to perform under our agreement.

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

        WE DEPEND ON THE INTERNET TO DISTRIBUTE SOME OF OUR PRODUCTS. We distribute some of our Multipath Movies through our Internet site and through a site on the CompuServe on-line service. In 1999, we also intend to distribute some of our products through the @Home Network and Kesmai Corporation's popular online games service, GameStorm. Our success depends in part upon the widespread consumer acceptance and use of the Internet as a medium of commerce. We have experienced delays in the development of compression technologies designed to reduce the time it takes a user to download from our website the data necessary to view a Multipath Movie. We believe that large, time-consuming downloads have deterred potential users of our products and have reduced the effectiveness of our marketing campaigns with Microsoft and Disney. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts. We believe that reductions in the time to download Multipath Movie content over the Internet may be a requirement to any increase in online sales of our products. However, we are not certain that we will be able to sufficiently shrink download time to the degree that may be required to satisfy consumer demands for downloads over non-broadband delivery systems and such a failure would adversely affect marketing of our products over the Internet.

        WE MAY EXPERIENCE PROBLEMS IN DISTRIBUTING OUR PRODUCTS THROUGH TRADITIONAL RETAILERS. We anticipate that a significant amount of sales of Multipath Movies will be made through distributors to traditional retailers. We are currently expending significant resources to develop a retail sales channel. We will likely be required to make these expenditures before we realize any significant sales through a retail sales channel. We have no prior experience in the development or management of a retail sales channel or sales through retail stores. The competition for shelf space in retail stores is intense. Our products are expected to constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our business and financial condition.

        OUR PRODUCTS MAY BE RETURNED. At the time we ship our products to retailers, we will establish reserves, including reserves which estimate the potential for future product returns. We will base these reserves on seasonal terms of sale and distributor and retailer inventories of our products, as well as on other factors. We intend to recognize revenue from the sale of our products upon shipment. Product returns or price protection concessions that exceed our reserves could materially and adversely affect our business and financial condition, and could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that such future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and financial condition.

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

        THE CARRYING AMOUNT OF CERTAIN CAPITALIZED MOVIE SOFTWARE COSTS AND LICENSING ADVANCES MAY BE MATERIALLY REDUCED. Our accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which statement provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are amortized beginning on the date the product is made available for sale either on a straight-line basis over the product's estimated revenue or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to establishing technological feasibility, software development costs are expensed as incurred. In accordance with SFAS No. 86, we capitalized certain development costs related to the production of Multipath Movies during the third and fourth quarters of 1997 and the first quarter of 1998. It is possible that our estimates of anticipated future gross revenues or the remaining estimated economic life of these products, or both, will be reduced significantly in the near term, due to the actual performance of our new products as compared to anticipated sales revenues for those products. As a result, the carrying amount of the capitalized movie software costs and licensing advances may be materially reduced in the short term. Multipath Movies developed by us after the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector. We have written off amounts incurred in the production of these Multipath Movies.

        IF WE EXPERIENCE PROBLEMS WITH OUR SOFTWARE TOOLS AND PRODUCTS, ARE ABILITY TO GENERATE REVENUE WILL BE ADVERSELY AFFECTED. The software tools that enable us to create Multipath Movies have been developed over the past three years. Additional refinement of these tools may be necessary to continue to enhance the Multipath Movie format. We cannot be certain that we will be able to successfully develop improvements to these software tools. Also, our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in certain of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. While to date these errors have not been material, future errors and defects could result in adverse product reviews and a loss of or delay in market acceptance of our products.

        WE MAY NOT BE ABLE TO MANAGE OUR EXPANSION AND GROWTH. We have experienced a significant expansion due to the implementation of our business plan, which includes:

        o    the introduction and marketing of our Multipath Movies;
        o    the management of our joint venture arrangements;
        o the negotiation of additional content licensing and distribution agreements;
        o    the management of Internet service providers; and
        o the prior expansion of our prior Multipath Movie production studio in Australia.

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

        WE MAY NOT BE ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS AND CHANGING PRODUCT PLATFORMS THAT ARE TYPICAL IN OUR INDUSTRY. The entertainment software market and the PC industry is subject to rapid technological developments and frequent changes in computer operating environments. To compete successfully, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate technological advances. We must make these improvements while remaining competitive in terms of performance and price. Our success also will depend substantially upon our ability to anticipate the emergence of, and adapt our products to, popular platforms for consumer software.

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

        WE DEPEND ON CERTAIN KEY PERSONNEL TO OPERATE OUR BUSINESS. Our success has and will continue to depend to a large extent upon certain key management, product development and technical personnel, many of whom would be difficult to replace, particularly Mark Dyne, our Chairman and Chief Executive Officer, and Kevin Bermeister, our President. Although we have entered into employment agreements with certain officers, they can terminate their employment agreements upon 30 days notice. Accordingly, we cannot be certain that these employees will continue to be available to us. The loss of the services of one or more of these key employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain and motivate personnel with a variety of technical and managerial skills, including software development and programming expertise. Additionally, there is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain this personnel. We cannot be certain that we will be able to retain and motivate our managerial and technical personnel or attract additional qualified members to our management or technical staff.

        OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER EMPLOYMENT COMMITMENTS. Our Chief Executive Officer and Chairman, Mark Dyne, and our President, Kevin Bermeister, also serve in executive and director positions with other businesses. Although Messrs. Dyne and Bermeister are active in our management, they are not required to spend a specified amount of time with us nor are they able to devote all of their time and resources to us. Further, we do not have employment agreements with either Mr. Dyne or Mr. Bermeister.

        WE MAY EXPERIENCE CONFLICTS OF INTERESTS WITH SOME OF OUR DIRECTORS AND OFFICERS. Some of our directors and officers are directors or officers of our potential competitors and/or strategic partners. These relationships may give rise to conflicts of interest between the Brilliant Digital Entertainment, on the one hand, and one or more of our directors, officers and/or their affiliates, on the other hand. Our Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to us any corporate opportunities for the development of any type of digital entertainment with the exception of opportunities for (i) minority participation in the development of digital entertainment and (ii) participation in the development by others of digital entertainment where publishing and distribution rights for the product to be developed are offered to Mr. Dyne and/or Mr. Bermeister solely for Australia, New Zealand and/or Southern Africa. Our Certificate of Incorporation provides that Mr. Dyne and Mr. Bermeister are not required to present to us any other opportunities that may potentially be of benefit to us.

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

        OUR STOCK PRICE FLUCTUATES WIDELY. Our common stock is traded on the American Stock Exchange. The market price of our common stock has been subject to substantial volatility, and is likely to continue to be subject to significant fluctuations due to many factors, including:

        o    variations in quarterly operating results;
        o    the gain or loss of significant contracts;
        o    changes in management;
        o announcements of technological innovations or new products by us or our competitors;
        o    legislative or regulatory changes;
        o    general trends in the industry;
        o    recommendations by securities industry analysts;
        o dilution to existing stockholders resulting from the issuance of additional shares of common stock; and
        o    short sales and hedging of our common stock.

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

        OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK. As of May 15, 1999, our officers and directors owned, in total, approximately 18.2% of the outstanding shares of our common stock. As a result, our officers and directors are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

        WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES WHICH MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our Board of Directors can issue up to 1,000,000 shares of Preferred Stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our Board of Directors could issue the Preferred Stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. In March 1998, we adopted a stockholder's rights plan. Under the rights plan we distributed one preferred share purchase right for each outstanding share of our common stock outstanding on April 2, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of us, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of our Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

        OUR SALE OF SHARES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS. We have entered into a securities purchase agreement with an investor that allows us to sell to the investor shares of our common stock at a discount to the then-prevailing market price of our common stock. Additionally, we have issued a debenture that entitles the holder to convert the debenture into common stock at a discount to the then-prevailing market price of our common stock. Accordingly, the issuance of shares under the securities purchase agreement and the debenture will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially decreased in future periods, and the market price of our common stock could be materially and adversely affected. These discounted sales could have an immediate adverse effect on the market price of the common stock. We also have agreed to issue to our financial advisor a fee in shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock to be issued and sold under the securities purchase agreement. The issuance or resale of these shares would have a further dilutive effect on our common stock and could adversely affect its price. Downward pressure on the market price of our common stock may result from sales of common stock issued under the securities purchase agreement. This downward pressure could encourage short sales of common stock by the investor (to the extent permitted by, and pursuant to, the securities purchase agreement) or others. A "short sale" is a sale of common stock by an investor that is marked as a short sale and that is made at a time when there is no equivalent offsetting long position in common stock held by the investor. Material amounts of such short selling could place further downward pressure on the market price of the common stock.



                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               10.1 Debenture and Warrant Purchase Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd.
               10.2 4% Convertible Debenture Due April 27, 2000 of the Registrant, in the principal amount of $1,000,000, dated as of April 27, 1999.
               10.3 Registration Rights Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd.
               27.1   Financial Data Schedule.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: May 12,1999                          /S/ MICHAEL OZEN
                                           -------------------------------------
                                           By:  Michael Ozen
                                           Its: Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer) and
                                                Secretary