Form 10QSB/A
period 1998-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-07-15
CIK 1022844

==============================================================================






                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               AMENDMENT NO. 1
                                      TO
                                FORM 10-QSB/A


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

                                    Yes   X     No
                                        -----       ------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 11,756,781 shares issued and outstanding as of July 12, 1999.

      Transitional Small Business Disclosure Format (check one):
Yes        No     X
    -----      -----



Exhibit index is located on page 5.




==============================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX


Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K............................ 3

                                   PART II

                              OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.1 Architectural Development and Assistance Agreement, dated July 14, 1998. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

            10.2  Warrant, dated July 16, 1998.


            27.1  Financial Data Schedule. Incorporated by reference to Exhibit
                  27.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

      (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date:  July 13, 1999                   /S/ MICHAEL OZEN
                                    ------------------------------------
                                    By:   Michael Ozen
                                    Its:  Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)and Secretary

                                EXHIBIT INDEX

  EXHIBIT
   NUMBER    EXHIBIT DESCRIPTION

    10.1 Architectural Development and Assistance Agreement, dated July 14, 1998. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

    10.2     Warrant, dated July 16, 1998.

    27.1 Financial Data Schedule. Incorporated by reference to Exhibit 27.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.