Form 10QSB
period 1999-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-08-13
CIK 1022844

==============================================================================







                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999


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

                                    Yes   X     No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 11,756,781 shares issued and outstanding as of July 23, 1999.

      Transitional Small Business Disclosure
        Format (check one):  Yes   ______ No       X

==============================================================================

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                    INDEX


                                                                            PAGE

PART I      FINANCIAL INFORMATION..............................................3

Item 1.     Financial Statements...............................................3

            Condensed Consolidated Balance Sheet as of June 30, 1999...........3

            Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 1999 and June 30, l998.........4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and June 30, 1998...................5

            Notes to Consolidated Financial Statements.........................6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................9


PART II     OTHER INFORMATION.................................................23

Item 2.     Changes in Securities and Use of Proceeds.........................23

Item 6.     Exhibits and Reports on Form 8-K..................................23

                                     PART I

                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                              JUNE 30, 1999
                                                              --------------
ASSETS                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents..........................          $     4,587
   Accounts receivable, net...........................                2,131
   Accounts receivable -- related party...............                  316
   Other current assets, net..........................                  288
                                                              --------------
Total current assets..................................                7,322
Property, plant and equipment, net....................                  599
Movie software costs..................................                  415
Other assets..........................................                  398
                                                              --------------
Total assets..........................................          $     8,734
                                                              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable...................................            $     329
   Accrued expenses...................................                1,215
   Current portion of notes payable...................                  172
                                                              --------------
Total current liabilities.............................                1,716
Notes payable, less current portion...................                   83
Convertible debenture.................................                  250
Other long term liabilities...........................                   74
                                                              --------------
Total liabilities.....................................                2,123
Commitments and contingencies
Stockholders' equity:
   Common Stock.......................................                   12
   Additional paid-in capital.........................               26,494
   Accumulated deficit................................              (19,798)
   Cumulative other comprehensive income (loss).......                  (97)
                                                              --------------
Total stockholders' equity............................                6,611
                                                              --------------
Total liabilities and stockholders' equity............          $     8,734
                                                              ==============


                           See accompanying notes.

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                               3 MONTHS   3 MONTHS    6 MONTHS     6 MONTHS
                                                 ENDED      ENDED       ENDED       ENDED
                                                6/30/99    6/30/98     6/30/99      6/30/98
                                              ----------- ----------- ----------  -----------
                                              (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)

REVENUE:
   Total revenues ...........................   $   127     $    1     $   334     $    32
                                               ---------- ---------- ----------  ----------

COST OF REVENUES AND EXPENSES:
Cost of revenues.............................       141         80         349         346
Sales & marketing............................       257        670         479         991
General and administrative...................       937        733       1,536       1,244
Research and development.....................       880      1,314       1,883       1,652
Depreciation.................................       140        112         270         132
                                               ---------- ---------- ----------  ----------
Total cost of revenues and expenses..........     2,355      2,909       4,517       4,365
                                              ---------- ---------- ----------  ----------


Income (loss) from operations ...............    (2,228)    (2,908)     (4,183)     (4,333)

OTHER INCOME (EXPENSE):
Export market development grant .............        90         32         127          33
Gain (loss) on foreign exchange .............        (4)         2          (5)         (6)
Debenture expense ...........................       (55)        --         (55)         --
Interest income (expense), net ..............       (24)       116           4         256
                                               ---------- ---------- ----------  ----------
   Total other income (expense) .............         7        150          71         283
                                               ---------- ---------- ----------  ----------
Income (loss) before income taxes ...........    (2,221)    (2,758)     (4,112)     (4,050)
Provision for income taxes ..................        --         --          --          --
                                              ---------- ---------- ----------  ----------
Net income (loss) ...........................  $ (2,221)  $ (2,758)  $  (4,112)  $  (4,050)

Foreign currency translation adjustment
   (net of tax effects) .....................         3        (58)        26            4
                                              ---------- ---------- ----------  ----------

Comprehensive income (loss) .................  $ (2,218)  $ (2,816)  $  (4,086)  $  (4,046)
                                               ========== ========== ==========  ==========
Basic and diluted net income (loss)
per share ...................................  $  (0.20)  $  (0.29)  $   (0.41)  $   (0.43)
                                               ========== ========== ==========  ==========
Weighted average number of shares
   used in computing basic and
   diluted net income
   (loss) per share .........................    10,852      9,403      10,131       9,403
                                               ========== ========== ==========  ==========




                           See accompanying notes.

                    BRILLIANT DIGITAL ENTERTAINMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                           1999          1998
                                                         ----------   -----------
                                                         (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)..................................      $  (4,112)    $  (4,050)
Adjustments to reconcile net income (loss) to net
  cash and cash Equivalents provided by (used in)
  operating activities:
    Depreciation and amortization..................            380           282
    Amortization of movie software costs...........            258           306
    Debenture expense..............................             55            --
    Changes in assets and liabilities:
      Accounts receivable..........................              8           121
      Movie software costs.........................             --          (821)
      Accounts receivable -- related party.........           (316)           --
      Other assets.................................            (45)          (41)
      Accounts payable and accruals................            105          (337)
      Other long-term liabilities..................            (71)           --
                                                         ----------   -----------
Net cash provided by (used in) operating activities         (3,738)       (4,540)

INVESTING ACTIVITIES
Purchases of equipment.............................            (62)         (469)
                                                         ----------   -----------
Net cash used in investing activities..............            (62)         (469)

FINANCING ACTIVITIES
Repayment of notes payable.........................            (14)           --
Proceeds from issuance of shares...................          4,384            --
Issuance of convertible debenture, net of costs ...            951            --
Repayment of debenture.............................           (100)           --
                                                         ----------   -----------
Net cash provided by financing activities .........          5,221            --


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,421        (5,009)
Translation adjustments............................            (21)           90
Cash and cash equivalents at beginning of period...          3,187        12,338
                                                         ----------   -----------
Cash and cash equivalents at end of period.........       $  4,587     $   7,419
                                                         ==========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest ....................................        $     9       $     4
                                                         ==========   ===========
      Income taxes.................................        $    --       $    15
                                                         ==========   ===========



                           See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 1998.

2.    STOCKHOLDERS' EQUITY

      Options and warrants representing common shares of 1,732,000 and 2,113,000 were excluded from the average number of shares outstanding in the diluted EPS calculation for the six months ended June 30, 1998 and 1999, respectively, because they were anti-dilutive.

      On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. Roseworth Group, Ltd. may convert the debenture into shares of our common stock at a conversion price for each share equal to the lower of 95% of its Market Price at the conversion date or $6.00. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of common stock at the conversion price on that date. Market Price is defined as the lowest volume weight adjusted price of our common stock on the American Stock Exchange (as reported on Bloomberg) during the 10 business days prior to the business day on which the conversion notice is sent to us. In connection with the transaction, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of common stock. We expensed an interest charge of $62,000 in connection with the issuance of the debenture. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock, and on May 24, 1999, Roseworth converted an additional $500,000 of the debenture into 129,033 shares of common stock. As of June 30, 1999, $250,000 in principal of the debenture was outstanding.

      On March 30, 1999, we entered into agreements for the sale of 2,132,000 shares of our common stock to seven investors, the closings of which were subject to several contingencies. The contingencies were waived and the sales of the shares closed in May 1999, raising aggregate proceeds of $4,311,250. Of the 2,132,000 shares of common stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share. The purchase prices for the shares were negotiated with each of the investors. On March 29, 1999, the closing sales price of our common stock was $2.25 per share, and the lowest sales price of our common stock was $2.1875 per share. The 1,880,000 shares were issued at a discount to the sales prices of the common stock to reflect the illiquidity risk associated with the shares. All of the shares constitute restricted stock that cannot be sold in the public market until the shares are registered or until an exemption from registration is available. In July 1999, we filed with the Commission a registration statement covering the resale by the investors of all 2,132,000 of these shares.

           During June 1999, six of our employees exercised stock options granted to them under our 1996 Stock Option Plan and purchased 4,375 shares of our common stock at a purchase price of $1.50 per share. On May 4, 1999, the Board of Directors approved the grant of additional stock options to purchase up to 241,000 shares of common stock at an exercise price equal to the then-current market price of our common stock.

      At June 30, 1999, there was 11,756,781 shares of our common stock issued and outstanding.

      We believe that our existing funds, cash generated from operations and proceeds from the securities purchase agreement with St. Annes, the convertible debenture and the private placement will be sufficient to fund our working capital requirements for at least the next twelve months. See "Risk Factors - If we are unable to raise additional funds, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly."

3.    COMMITMENTS AND CONTINGENCIES

      We lease our office and production facilities and some of our office equipment. We had commitments under our lease agreements for approximately $703,000 at June 30, 1999. In addition, at June 30, 1999 we had obligations of $106,666 under licensing commitments. . We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000.

4.    SIGNIFICANT ACCOUNTING POLICIES

      CONCENTRATION OF CREDIT RISK

      In 1997, we recognized as revenue the minimum royalty and recorded in accounts receivable $1,973,333 due from Packard Bell NEC in connection with a distribution deal. Management is aware that Packard Bell NEC has significantly delayed distribution of our titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled our software on significantly fewer computers than required. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of its distribution agreement with us, specifically Packard Bell NEC's commitment to ship our software with up to 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of the shipment, subject to an extension not to exceed 6 months. The shipment triggers Packard Bell NEC's obligation to pay a minimum royalty of $1,973,333 at the rate of $1 for each Packard Bell NEC computer shipped with our products. The full minimum royalty amount is contractually due by no later than the end of the shipment period, regardless of actual shipments by Packard Bell NEC of personal computers containing our products. Management believes that it has a contractual right to payment by Packard Bell NEC of the minimum guaranteed amount no later than the end of the shipment period.

5.    ACQUISITION OF TROJAN TELEVISION LIMITED

      On July 1, 1999, we acquired 1,700,000 common shares of Trojan Television Limited, which represents 85% of the 2,000,000 outstanding common shares of Trojan. Trojan does business as The Auction Channel. We acquired the common shares of The Auction Channel by exercising our right to close a share purchase agreement with the majority shareholders of The Auction Channel. In addition, 19 minority shareholders holding 246,000 common shares of The Auction Channel have become parties to the share purchase agreement and have agreed to sell their shares of The Auction Channel to us. Following our acquisition of the 246,000 shares from these minority shareholders, we will own 97.3% of the outstanding common shares of The Auction Channel.

      Nine additional shareholders hold the remaining 54,000 outstanding common shares of The Auction Channel. The majority shareholders have agreed to use their reasonable efforts to cause each of these additional shareholders to become a party to the share purchase agreement and sell their shares to us. Presently, we are actively seeking to acquire the remaining shares in The Auction Channel from these shareholders.

      We will pay the purchase price for The Auction Channel in shares of our common stock. The final purchase price will be determined following preparation of financial statements of The Auction Channel, which we expect will be completed in August 1999. We estimate that the cash value of the purchase price will be approximately $6,309,000, which purchase price will be comprised of the following:

      o Approximately 506,000 shares of our common stock that we will issue in exchange for 100% of the shares of The Auction Channel, which shares have an estimated value of $3,316,000. The actual number of shares that we will issue for the shares of The Auction Channel will be determined following completion of its financial statements.

      o A total of 175,000 shares of our common stock and warrants to purchase up to 400,000 shares of our common stock that we issued to a third party to settle claims of ownership of The Auction Channel and to acquire a license to computer software and hardware technology used by The Auction Channel in its business affiliate of Articulate UK Limited. All of the warrants are fully vested. Of the warrants, 200,000 have an exercise price of $3.50 per share and expire on December 31, 1999, and 200,000 have an exercise price of $4.00 per share and expire on June 30, 2000. The common stock has an estimated value of $1,148,000 and the warrants have an estimated value of $1,270,000.

      o A total of $75,000 and 76,000 shares of our common stock that we paid and we issued to some shareholders of The Auction Channel to satisfy an outstanding loan and other amounts owed to these shareholders. The shares of common stock have an estimated value of $498,560.

      For purposes of valuing the shares of common stock issued or to be issued in connection with our acquisition of The Acution Channel, we used a per share price of $6.56, which is equal to the simple average of the closing share price for the day preceding, the day of and the two days following the public announcement of the acquisition. The acquisition of The Auction Channel will be recorded using the purchase method of accounting. The amount of goodwill has yet to be determined.

      The Auction Channel is a London-based company that was founded in 1996. The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch auction events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. The Auction Channel has entered into agreements to provide its services with such major auction houses as Christie's, Phillips, Bonhams and Brooks.

      The following summary of unaudited pro forma combined statement of operations data for the three months ended March 31, 1999 reflects our acquisition of The Auction Channel as if the acquisition had occurred on January 1, 1998. The June financial statements for The Auction Channel are unavailable as of the date of this filing.



                          THREE MONTHS
                              ENDED
                         MARCH 31, 1999
                         ----------------
                           (unaudited)
Revenues...............    $     548,000
Net loss...............    $  (2,671,000)
Net loss per share.....    $       (0.25)


6.    ACCOUNTS RECEIVABLE - RELATED PARTY TRANSACTIONS

      We made loans to The Acution Channel for use as operating capital during April, May, and June, 1999. The loan amounts to $316,000 as of June 30, 1999. From July 1, 1999 going forward, our note from The Auction Channel with respect to these loans will be eliminated upon consolidation. The note is due upon demand and earns interest at the London Interbank Overnight rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read together with the Consolidated Financial Statements of Brilliant and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

      THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

      Brilliant is a production and development studio that uses software to create digital entertainment that is currently being distributed over the Internet, on CD-ROM and DVD, as television programming and for home video. Through our subsidiary, The Auction Channel, we also provide services to auction houses that enable participants to watch auction events on television and bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996. Initially, we were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer and producer and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became our wholly owned subsidiary in August 1996, and we acquired SAND in September 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Ltd., one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

      Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and upon the costs to distribute and promote these products. Our annual and quarterly revenue also will depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors"- We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be extremely difficult to forecast.

OUR ACQUISITION OF THE AUCTION CHANNEL

      On July 1, 1999, we acquired Trojan Television Limited. Trojan Television Limited is a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. The Auction Channel has entered into agreements to provide its services to major auction houses like Christie's, Phillips, Bonhams and Brooks.

CD ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL

      We are continuing to establish a retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. Progress is being made in the retail channel through our relationship with GT Interactive, who is representing selected titles sold in jewel case CD-ROM formats. Certain titles are now available in stores such as Wal-Mart, Target and other mass merchant retailers. In addition to distribution through GT Interactive, we have entered into a distribution agreement with The Learning Company to sell 4 boxed titles, including Superman and Gravity Angels, into computer retail stores and to expand distribution based upon the success of the initial title launch. There are, however, numerous obstacles and uncertainties involved in developing a retail distribution channel. In the past, we have experienced significant delays in our introduction of titles in the retail channel. For instance, delays in duplication, packaging and distribution caused our first movies to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. We cannot guarantee that similar delays will not occur in the future. However, since December 1998, we have received additional orders for XENA and ACE VENTURA.

DVD MARKET

      We intend to release Multipath Movie titles to the DVD market for distribution commencing in the second half of 1999. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. OEM and bundled sales of DVD products will be managed jointly by SlingShot and us. SlingShot will also use a DVD version of our Digital Projector to drive traffic to our web site. We have begun delivery of titles to SlingShot for conversion to the DVD format and have developed a release plan to ensure timely delivery of DVD titles into the retail channel. DVD titles are expected to be available in retail outlets in the second half of 1999.

INTERNET AND ONLINE SERVICES

      We continue to seek distribution of our Multipath Movies through bundling arrangements which allow the user to purchase and unlock titles through our website. In addition to our existing relationships, we have signed an agreement to distribute certain title previews through Midas Interactive Entertainment BV, a Netherlands-based publisher and distributor of PC CD-ROM software. In addition, we have entered into online content and distribution arrangements to promote and sell Multipath Movies. These include arrangements with @Home Networks, @Home Benelux, DVD Express, Mediadome, Gamestorm and Fox Kids. We currently are pursuing relationships with other on-line partners but cannot be certain that they will be concluded. We will continue our efforts to deliver content to the on-line markets, and we are pursuing opportunities to syndicate and license our content to these markets. We have made significant progress in reducing the file sizes of our content and expect this to be a major advantage in our ability to exploit the on-line marketplace.

B3D - MAX

      In addition to consumer product sales and marketing, we are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. Our B3D - Max tool is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Max is distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet using B3D - Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue into release to the market. Animation content generated using B3D - Max can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. A limited 30-day trial version of the tool has been released on various Internet sites for use by animators worldwide. The complete license version is available at a suggested retail price of $495.00 per user. Other versions of the tool, to be released at a later date, will be sold or will be the subject of joint venture arrangements.

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

PACKARD BELL

      In 1997, we recognized revenue and recorded in accounts receivable $2.0 million due from Packard Bell NEC in connection with a distribution deal. Management is aware that Packard Bell NEC has significantly delayed distribution our titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled our software on significantly fewer computers than required. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of its distribution agreement with us, specifically Packard Bell NEC's commitment to ship our software with up to 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of the shipment, subject to an extension not to exceed 6 months. The shipment triggers Packard Bell NEC's obligation to pay a minimum royalty of $1,973,333 at the rate of $1 for each Packard Bell NEC computer shipped with our products. The full minimum royalty amount is contractually due by no later than the end of the shipment period, regardless of actual shipments by Packard Bell NEC of personal computers containing our products. Management believes that it has a contractual right to payment by Packard Bell NEC of the minimum guaranteed amount no later than the end of the shipment period.

PRODUCTION

      During the first and second quarter of 1999, we have begun reducing the number of employees working in our production studio and research and development facilities. Staff numbers are based upon production demands at any point in time.

RESULTS OF OPERATIONS

      REVENUES. Revenues from the sale of Multipath Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Cautionary Statements and Risk Factors -- Product returns that exceed our anticipated reserves could result in worse than expected operating results."

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

      Historically, we have derived our revenues from royalties, development fees and software sales. We license our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by us. Development fees are paid by customers in exchange for our development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product.

      Revenues increased from $32,000 for the six months ended June 30, 1998 to $334,000 for the six months ended June 30, 1999. This represents an increase of $302,000. Revenues for the six months ended June 30, 1999 consist of $80,000 earned under a Multipath Movie technology and content development agreement, Multipath Movie retail sales of $233,000 and $21,000 from services related to the capture of physical motion used in the creation of animated content. Revenues for six months ended June 30, 1998 were primarily the result of $32,000 in Multipath Movie retail sales.

      COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $346,000 for the six months ended June 30, 1998 to $349,000 for the six months ended June 30, 1999. The costs of revenues for the first six months of 1998 were primarily a result of the amortization of $161,000 and a write-down of $145,000 of capitalized movie software costs for previously released titles. Costs of revenues for the first six months of 1999 include direct costs, royalties, and manufacturing overhead of $91,000 and amortization of capitalized movie software costs of $258,000. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. To the extent the software costs are estimated to exceed the total anticipated revenues, charges are made to operations to reduce these costs to net realizable value. We will monitor the level of commercial success of our Multipath Movies and, depending upon results, may write down additional capitalized movie software costs in subsequent periods in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). See "Accounting Treatment for Development Costs and Research Expenditures."

      SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses decreased from $991,000 for the six months ended June 30, 1998 to $479,000 for the six months ended June 30, 1999. The decrease is primarily attributable to a change in our promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the expansion of our sales force and increased marketing efforts. We implemented an online marketing program in connection with the release of Multipath Movies in the fourth quarter of 1998 and continued the program into 1999. The marketing expense for the six months ended June 30, 1999 is primarily attributable to the online marketing program.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $1,244,000 for the six months ended June 30, 1998 to $1,536,000 for the six months ended June 30, 1999. This represents an increase of $292,000 that is primarily attributable to increased professional fees of $145,000, increased recruiting costs of $50,000, increased public relations costs of $40,000 and increased consulting costs of $73,000.

      RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our traditional CD-ROM software tools and the software tools used to develop Multipath Movies. Research and development expenses increased from $1,652,000 for the six months ended June 30, 1998 to $1,883,000 for the six months ended June 30, 1999. In accordance with SFAS No. 86, the results of operations for the six months ended June 30, 1999 include Multipath Movie software development costs and research and development expenses. Technological feasibility of our original Digital Projector software tool was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by us after the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. We have written off amounts incurred subsequent to the first quarter of 1998 in the development and production of Multipath Movies designed to be viewed on the new Digital Projector. As the technology on which our product is designed to operate is continuously changing, a reserve against capitalized costs is necessary until shortly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future.

      We are focusing our development of Multipath Movies for the PC. We have deferred development of Multipath Movies for other platforms, including game consoles, until warranted by market conditions. This focus allows us to devote more of our resources to development of Multipath Movie technology and development of additional titles. We believe that our decision will have no adverse impact on revenues in the near or medium term.

      DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $132,000 for the six months ended June 30, 1998 to $270,000 for the six months ended June 30, 1999. The increase is attributable to the increase in depreciable assets resulting from the growth of our operations, primarily from production and general overhead activities. Additionally, in the first quarter 1998, a large portion of BII Australia's depreciation was considered production overhead, which was capitalized into movie software costs.

      OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Trade grant revenue earned was $127,000 for the six months ended June 30, 1999. Net interest income decreased from $256,000 for the six months ended June 30, 1998 to $4,000 for the six months ended June 30, 1999. This decrease is due to the lower cash balances during 1999 and to interest expense incurred in association with the 4% convertible debenture we issued to Roseworth Group, Ltd. in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1999, our principal source of liquidity was approximately $4,587,000 in cash, which we primarily raised through debt and equity financing.

      On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. In connection with the loan, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of our common stock. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock at $3.26 per share. On May 24, 1999, Roseworth converted $500,000 of the debenture into 129,033 shares of common stock at $3.87 per share. At June 30, 1999, $250,000 in principal under the debenture remained outstanding.

      In May 1999, we closed a private placement of 2,132,000 shares of our common stock, which were issued to seven investors. The private placement raised aggregate proceeds of $4,311,250. Of the 2,132,000 shares of common stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share.

      In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our common stock at a discount to its "Market Price" from time to time during the three-year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "Market Price" of our common stock at the time we give a sale notice is at least $1 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares is in effect at the closing of the sale. "Market Price" is defined as the lowest daily volume weight adjusted price of our common stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our common stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to Trinity Capital Advisors, Inc. an amount equal to 3% of the purchase price, and to issue to Trinity Capital Advisors shares of common stock having an aggregate value equal to 2% of the purchase price of the shares of common stock to be issued and sold to St. Annes under the securities purchase agreement.

      Net cash used in operating activities during the six months ended June 30, 1999 was primarily attributable to a net loss of $4,112,000. Net cash used in investing activities in the six months ended June 30, 1999 was due primarily to the purchase of computer equipment. Cash used in financing activities for the three months ended June 30, 1999 was for the repayment of notes for the financing of office furniture and computer equipment. In April 1999, we redeemed a convertible debenture we issued in December 1998 for $100,000 plus accrued interest, and we redeemed a related warrant for $5,000, and entered into an alternative financing arrangement with St. Annes Investment, Ltd. as described above.

      We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA, was developed and shipped in the fourth quarter of 1998. We have an obligation under our joint venture agreement with Crawfords to jointly fund two Multipath Movies. No projects have been identified for development by the parties and we are doubtful that we will ever develop a project with Crawford under our agreement. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project currently is in development. We also are required as of June 30, 1999 to make minimum payments of $107,000 under various licensing agreements. At June 30, 1999, we had rental commitments for our offices and production facilities of $703,000 and a promissory note for the financing of fixed assets in the amount of $111,000 payable over the next 5 years.

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

      We have communicated with our significant customers and vendors to understand their Year 2000 issues and how they may affect us and to determine what steps these customers and vendors have taken to prepare and manage their Year 2000 issues as they relate to us. These customers and vendors include the host of our web site and significant distributors of our products. At this time, we have tested our product on the website and have not experienced any Year 2000 problems. We are researching the measures our customers and vendors have taken to address the Year 2000 problem and how any Year 2000 problems experienced by our customers and vendors will impact us. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of our products, either of which would have a material adverse effect on our business, financial condition and results of operations. We plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

      Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

      WE WILL NOT BE ABLE TO SELL OUR MULTIPATH MOVIES IF THEY DO NOT ACHIEVE MARKET ACCEPTANCE.

      Our ability to sell Multipath Movies will depend largely upon the market's acceptance of our Multipath Movies. Each Multipath Movie will be an individual artistic work, and its commercial success primarily will be determined by consumer reaction, which is unpredictable. To generate sales, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our Multipath Movies. We cannot be certain that we will be able to do so. Other factors that influence our ability to generate revenues from our Multipath Movies include:

      o consumer reluctance to initiate time consuming downloads of data necessary to view our products;
      o   our marketing strategies
      o   the quality of our products and competing products;
      o   critical reviews; and
      o the availability of alternative forms of entertainment and leisure time activities.

      The market's acceptance of our Multipath Movies has taken longer than we initially anticipated. This is due, in part, to the disappointing performance by Packard Bell NEC of its obligations under our agreement to bundle our titles with Packard Bell NEC computers, and delays in the retail distribution of our products. As a result of these factors, our Multipath Movies were not available to consumers as early and as broadly as we initially anticipated. This has resulted in fewer sales of our Multipath Movies and lower revenues than expected.

      WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS.

      Due to the numerous obstacles and uncertainties involved in developing and distributing software to the market, we cannot be certain that we will be able to meet our planned release dates for our new Multipath Movies. If we cannot begin to ship an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of certain new products. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, Cyberswine, Popeye and the Quest for the Woolly Mammoth, Night of the Werewolf and the Halloween Party to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. Our dependence upon certain strategic partners has also caused delays in the release of our products. All of these factors have resulted in fewer sales of our products and lower revenues and earnings than we anticipated. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

      WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT SALES OF OUR PRODUCTS OVER THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD LARGE AMOUNTS OF DATA OVER THE INTERNET.

      We distribute some of our Multipath Movies through our Internet site and through a site on the CompuServe on-line service. In 1999, we also intend to distribute some of our products through the @Home Network and Kesmai Corporation's popular Internet online games service, GameStorm. We believe that reductions in the time to download Multipath Movie content over the Internet may be a requirement to any increase in online sales of our products. This reduction in download time depends in part upon advances in compression technology. We have experienced delays in the development of compression technologies. We believe that large, time-consuming downloads have deterred potential users of our products and have reduced the effectiveness of our marketing campaigns with Microsoft and Disney. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

      WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR BUSINESS MODEL AND LIKELIHOOD OF SUCCESS.

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

      IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER COMPLETION OF MULTIPATH MOVIE TITLES AND REDUCE OVERHEAD SIGNIFICANTLY.

      We believe that our existing funds, cash generated from operations and proceeds from our future sales of common stock under the securities purchase agreement we entered into in March 1999 will be sufficient to fund our working capital requirements for at least the next twelve months. Following fiscal 1999, we may need to raise additional funds through debt or equity financing or by other means. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly, which could have a material adverse effect on our business. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

      OUR SOFTWARE DISTRIBUTORS AND PUBLISHERS, OEM PROVIDERS AND CONTENT LICENSORS MAY DELAY THE RELEASE OF OUR PRODUCTS.

      We have entered into strategic relationships with software distributors and publishers and OEM providers, as well as licensing arrangements with numerous companies that own the stories or characters used in many of our Multipath Movies. Our business strategy is based largely on our strategic and licensing relationships and our ability to continue to enter into similar relationships in the future. These relationships may affect our ability to release our products, which would adversely affect our revenues, for a number of reasons, such as:

      o A strategic partner or content licensor may, in the exercise of its product approval rights, arbitrarily reject our products, require expensive and time consuming changes to the products or otherwise delay their introduction; and

      o An OEM provider could change the shipping schedule of the equipment with which our products are bundled and thereby affect their distribution.

      One delay has already occurred. Packard Bell NEC, which agreed to distribute some of our Multipath Movie titles bundled with Packard Bell computers, has significantly delayed the introduction of some titles beyond the initially anticipated launch dates. Additionally, we believe that because Packard Bell NEC is distributing our titles with only its middle- to high-end machines, Packard Bell NEC will not comply with its commitment to ship our products with 6 million computers during the term of our agreement. We have formally notified Packard Bell NEC of their failure to comply with the terms of our agreement. We cannot be certain that we will resolve these issues with Packard Bell NEC, that Packard Bell NEC will achieve its committed shipment level or that adequate remedies will be available to us to compensate for Packard Bell NEC's failure to perform under our agreement. Our problems with Packard Bell NEC have resulted in fewer sales of our products and lower revenues and earnings than we expected.

      WE MAY NOT BE ABLE TO OBTAIN THE SERVICES OF INDEPENDENT SOFTWARE DEVELOPERS THAT ARE NECESSARY FOR THE PRODUCTION AND DISTRIBUTION OF OUR PRODUCTS ON A TIMELY BASIS.

      In addition to internally developing software, we use entertainment software created by independent software developers. We have less control over the scheduling and the quality of the software generated by independent contractors than over that developed by our own employees. Our ability to obtain software generated by others will depend in part on our continued ability to maintain relationships with skilled independent software developers, and to enter into and renew product development agreements with these developers. There can be no assurance that we will be able to maintain these relationships or enter into and renew these agreements.

      WE MAY NOT BE ABLE TO ACQUIRE LICENSED CONTENT THAT WE DESIRE TO USE IN OUR MULTIPATH MOVIES.

      We use content developed by third parties in our Multipath Movies. To have access to appealing content for use in our Multipath Movies, we will need to continue to develop new relationships and maintain existing relationships with content providers. Many content providers are reluctant to grant broad licenses for their properties covering multiple formats, like the Internet and television, to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses. We may not be able to acquire licensed content at prices or upon terms or conditions that we consider acceptable.

      IF OUR INTERNET PROVIDER EXPERIENCES AN INTERRUPTION IN SERVICE, WE WILL NOT BE ABLE TO SELL MULTIPATH MOVIES THROUGH OUR INTERNET SITE.

      We presently use a single vendor to deliver Multipath Movies through our Internet site. Any significant interruption in service provided by this vendor could interrupt sales and delivery of Multipath Movies and adversely affect our ability to conduct this portion of our business and maintain customer satisfaction.

      WE MAY NOT BE ABLE TO OBTAIN CD-ROM AND DVD MANUFACTURING AND PACKAGING SERVICES ON A TIMELY BASIS.

      We use third party vendors to press CD-ROM and DVD disks, assemble purchased product components, print product packaging and user manuals and package finished products in connection with the retail distribution of our Multipath Movies. We do not have contractual agreements with any of our third party vendors, which may result in our inability to secure adequate services in a timely manner. If we cannot obtain adequate manufacturing services, we will not be able to timely produce and deliver our CD-ROM and DVD products to distributors, retail stores and consumers.

      TO INCREASE RETAIL SALES, WE MUST DEVELOP A RETAIL SALES CHANNEL, EFFECTIVELY COMPETE FOR RETAIL SHELF SPACE AND NEGOTIATE FAVORABLE TERMS WITH RETAILERS.

      We anticipate that a significant amount of sales of Multipath Movies will need to be made through distributors to traditional retailers. We have no prior experience in developing or managing a retail sales channel or selling products in retail stores. We are currently expending significant resources to develop a retail sales channel, which expenditures must be made before we realize any significant retail sales. The competition for shelf space in retail stores is intense. We expect that our products will constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our sales volume and the price we receive for our products.

      WE MAY ENCOUNTER PROBLEMS IN CONNECTION WITH OUR ACQUISITION OF THE AUCTION CHANNEL.

      In July 1999, we acquired Trojan Television Limited, a London-based company doing business as The Auction Channel. The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch auction events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. We will operate The Auction Channel as a European subsidiary.

      We have very little experience in acquiring businesses, and will likely encounter difficulties in integrating The Auction Channel's operations with our existing operations. Some of the difficulties we expect to encounter include, among others, those related to:

o integrating Brilliant's and The Auction Channel's management staffs; o retaining The Auction Channel's key management and technical personnel; and o coordinating the operation of geographically separated organizations with distinct cultures.

      The integration of The Auction Channel's and Brilliant's operations following the acquisition will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the two companies. The inability of management to integrate successfully the operations of the companies could have an adverse effect on our consolidated operating results. In addition, even if the operations of the two companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on our business and operations.

      THE AUCTION CHANNEL MAY NEVER ACHIEVE PROFITABILITY.

      The Auction Channel has a limited operating history upon which to evaluate its future prospects. The Auction Channel was founded in 1996 and commenced operations in July 1996. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $521,000 in fiscal 1998 and $1,289,000 for the nine months ended March 31, 1999, and an accumulated deficit of $2,119,000 as of March 31, 1999 relating to net losses from the period from July 1,

1996 through fiscal 1997 and 1998 and the nine months ended March 31, 1999. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months. There can be no assurance that The Auction Channel will achieve profitability or successfully implement its business strategy.

      OUR AMORTIZATION EXPENSES WILL INCREASE AS A RESULT OF OUR ACQUISITION OF THE AUCTION CHANNEL.

      Our acquisition of The Auction Channel has been accounted for as a purchase. Based on the purchase price paid, The Auction Channel acquisition is expected to result in significant goodwill recorded on our balance sheet. As a result, we expect that our amortization expense will significantly increase over historical levels. This increase in amortization expense will have an adverse effect on our results of operations during the remainder of 1999 and in subsequent periods.

      IF THE AUCTION CHANNEL LOSES ITS LICENSE TO THE COMPUTER SOFTWARE AND HARDWARE TECHNOLOGIES IT USES IN ITS BUSINESS, THE AUCTION CHANNEL MAY NOT BE ABLE TO CONTINUE TO SELL ITS PRODUCTS AND SERVICES.

      Many of the underlying computer software and hardware technologies used by The Auction Channel are licensed from Articulate UK Limited. The Auction Channel has, with respect to these technologies, a worldwide, irrevocable license, with rights to exploit and improve, to any and all software, patents, technology, object code, documentation and know how developed or owned or licensable by Articulate UK. If The Auction Channel loses its rights to the computer software and hardware technologies it licenses from Articulate UK as a result of a dispute with Articulate UK or otherwise, The Auction Channel will not be able to continue to sell its products and services. If this occurs, The Auction Channel's revenues will be substantially reduced.

      PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS.

      At the time we ship our products to retailers, we will establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that any future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and depress the market price of our common stock. Actual returns to date have been within management's estimates.

      FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE.

      We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

      o shipping schedules for PC hardware with which Multipath Movies are bundled;
      o the introduction or enhancement of software products by us and our competitors;
      o our ability to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons;
      o the introduction or availability of new computer hardware to be used with our products; and
      o   the timing of orders from major customers.

      Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, our revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters.

      SEASONAL BUYING PATTERNS MAY RESULT IN PERIODS OF LOW SALES VOLUME.

      The entertainment software business is highly seasonal. Typically, net revenues are highest during the fourth calendar quarter, decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. As a result, a disproportionate share of our net revenues historically have been generated in the fourth quarter of our fiscal year. We expect our revenues and operating results will continue to reflect these seasonal factors.

      OUR AMORTIZATION EXPENSE MAY INCREASE IF SOME OF OUR MULTIPATH MOVIES DO NOT SELL AS WELL AS WE ANTICIPATED.

      Our accounting policy follows Statement of Financial Accounting Standards No. 86, which statement provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are amortized beginning on the date the product is made available for sale either on a straight-line basis over the product's estimated revenue or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount.

      In accordance with SFAS No. 86, we capitalized certain development costs related to the production of Multipath Movies during the third and fourth quarters of 1997 and the first quarter of 1998. The majority of the capitalized costs relate to Multipath Movie which we are currently attempting to market in non-interactive format as television broadcast/cable programming and home video features. We cannot guarantee that our efforts will be successful. If our efforts are not successful, our amortization costs will increase, which will have an adverse affect on our results of operations.

      WE MUST IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED MULTIPATH MOVIES.

      The software tools that enable us to create Multipath Movies have been developed over the past three years. Additional refinement of these tools may be necessary to continue to enhance the Multipath Movie format. If we cannot develop improvements to these software tools, our Multipath Movies may not obtain or maintain market acceptance and our revenues will be adversely affected.

      ERRORS OR DEFECTS IN OUR SOFTWARE TOOLS AND PRODUCTS MAY CAUSE A LOSS OF MARKET ACCEPTANCE.

      Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. While to date these errors have not been material, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

      TO COMPETE EFFECTIVELY, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS AND CHANGING SOFTWARE OPERATING ENVIRONMENTS THAT ARE TYPICAL IN OUR INDUSTRY.

         The entertainment software market and the PC industry are subject to rapid technological developments and frequent changes in software operating environments. To compete successfully, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate technological advances. We must make these improvements while remaining competitive in terms of performance and price. Our sales will depend substantially upon our ability to anticipate the emergence of, and to adapt our products to, popular software operating environments. This will require us to make substantial investments in research and development. We cannot be certain that we will have the financial and technical resources available to make these substantial expenditures.

      IF A NEW OPERATING ENVIRONMENT FOR WHICH WE DEVELOP PRODUCTS DOES NOT ACHIEVE MARKET ACCEPTANCE, OUR PRODUCTS MAY NOT SELL WELL IN THE MARKET.

      We intend to design future products for use with new software operating environments. To coordinate the release of our products with the release of a new operating environment, we will need to make substantial investments in research and development at least one to two years in advance of the widespread release of the operating environment in the market. If a new operating environment for which we develop products does not achieve market acceptance, we may incur substantial research and development expenses in developing products that do not sell well in the market. Our failure to anticipate the emergence of widely accepted operating environments and to timely develop products for use on these new environments would result in lower sales volume and have a material adverse effect on our business.

      OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY OTHERS.

      Our future success and ability to compete depends in part upon our proprietary technology. We rely on trademark, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We cannot be certain, however, that these precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

      IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCTS.

      We believe that our products, including our software tools, do not infringe any valid existing proprietary rights of third parties. The software tools used to create Multipath Movies were developed by SAND when it was a division of Sega Ozisoft. In connection with our acquisition of the software tools, Sega Ozisoft represented to us that, to its best knowledge, the SAND technology and software acquired by us does not infringe the proprietary rights of others. We rely entirely on these representations of Sega Ozisoft. While we have received no communication from third parties alleging infringement of any of their proprietary rights, we cannot be certain that any infringement claims will not be made in the future. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

      WE MAY BE REQUIRED TO ISSUE SHARES OF COMMON STOCK TO PACKARD BELL NEC UPON ITS EXERCISE OF WARRANTS WE REDEEMED IN JULY 1999.

      In July 1999, we redeemed from Packard Bell NEC warrants to purchase 600,000 shares of our common stock. The warrants were exercisable at $5 per share and would have expired on September 14, 1999. Packard Bell NEC is claiming that we did not properly redeem the warrants, and considers the warrants to be outstanding. If Packard Bell NEC attempts to exercise the warrants on or before September 14, 1999, we may be required to issue up to 600,000 shares of common stock to Packard Bell NEC at a purchase price of $5.00 per share if Packard Bell NEC prevails in our dispute over redemption of the warrants. The information in this prospectus, including the number of shares that we may issue upon exercise of outstanding options and warrants, is presented as if we properly redeemed all of the Packard Bell NEC warrants and they are no longer outstanding.

      OUR STOCK PRICE AND TRADING VOLUME FLUCTUATE WIDELY.

      Our common stock is traded on the American Stock Exchange. The market price and trading volume of our common stock have been subject to substantial volatility, and are likely to continue to be subject to significant fluctuations due to many factors, including:

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

      Additionally, the stock market has experienced extreme price and trading volume fluctuations that have affected the market price of securities of many technology companies. These fluctuations have, at times, been unrelated to the operating performances of the specific companies whose stock is affected. In the past, our common stock has not experienced significant trading volume on a consistent basis and has not been actively followed by stock market analysts. The average trading volume in our common stock may not increase or sustain its current levels. We cannot be certain that an adequate trading market will exist to sell large positions in our common stock.

      BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US.

      As of July 22, 1999, our officers and directors owned, in total, approximately 17.8% of the outstanding shares of our common stock. As a result, our officers and directors are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

      WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

      In March 1998, we adopted a stockholder's rights plan. We adopted the rights plan to make it more difficult for a third party to make an unsolicited takeover attempt of us. Under the rights plan we distributed one preferred share purchase right for each outstanding share of our common stock outstanding on April 2, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of us, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of our Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. Our board of directors can issue up to an additional 700,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our board of directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

      OUR SALE OF SHARES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS.

      We have entered into a securities purchase agreement with an investor that allows us to sell to the investor up to $6,000,000 worth of shares of our common stock at a discount to the then-prevailing market price of our common stock. The table below sets forth percentages of our common stock the investor would own if we elected to sell the entire $6,000,000 worth of stock under the purchase agreement. The percentages are based on our closing share price of $6.375 on June 25, 1999, and on assumed prices of $4.78 and $3.71, which prices represent a 25% and 42% decline, respectively, in our June 25, 1999 closing share price. The percentages are also based on the number of shares of common stock outstanding on June 25, 1999. We cannot issue to the investor more than 19.99% of our common stock that was outstanding at the time we entered into the securities purchase agreement, which equals 13.8% of our common stock outstanding on June 25, 1999, unless the issuance of shares in excess of this amount does not require stockholder approval or unless we obtain stockholder approval.

                                                        PERCENTAGE
                       PERCENTAGE        ASSUMED            OF
                      DISCOUNT TO        MARKET        OUTSTANDING
                      MARKET PRICE        PRICE        COMMON STOCK
                      -------------    ------------    -------------
                           0%            $ 6.38            8.3%
                          25%            $ 4.78           10.8%
                          42%            $ 3.71           13.8%

      Additionally, we have issued to a selling stockholder a debenture which may be converted into common stock at a discount to the then-prevailing market price of our common stock. Accordingly, the issuance of shares under the securities purchase agreement and the debenture will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially decreased in future periods, and the market price of our common stock could be materially and adversely affected. These discounted sales could have an immediate adverse effect on the market price of the common stock. We also have agreed to issue to our financial advisor a fee in shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock to be issued and sold under the securities purchase agreement. The issuance or resale of these shares would have a further dilutive effect on our common stock and could adversely affect its price. Downward pressure on the market price of our common stock could encourage short sales of common stock by the investor, to the extent permitted by the securities purchase agreement, or others. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the common stock declines between the time the seller sells the stock and the time the seller subsequently repurchases the common stock, then the seller sold the shares for a higher price then he purchased the shares and may realize a profit. Material amounts of short selling could place further downward pressure on the market price of the common stock.

                                   PART II

                              OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 27, 1999, the Registrant issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. On May 13, 1999, Roseworth converted $250,000 of the principal amount of the debenture into 76,489 shares of our common stock, and on May 24, 1999 Roseworth converted an additional $500,000 of the principal amount of the debenture into 129,033 shares of our common stock. The Registrant issued the debenture and the shares of common stock issued upon conversion of the debenture in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. In connection with the issuance of the debenture, Registrant paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of common stock. The Registrant issued these shares of common stock in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

      In May 1999, the Registrant sold an aggregate of 2,132,000 shares of common stock to seven investors for aggregate proceeds of $4,311,250. The Registrant issued the debenture and the shares of common stock issued upon conversion of the debenture in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

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


                                BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: August 12, 1999               /S/ MICHAEL OZEN
                                -----------------------------------------
                                By: Michael Ozen
                                Its: Chief Financial Officer (Principal
                                     Financial and Accounting Officer) and
                                     Secretary