Form 10QSB
period 1999-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 1999-11-15
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999


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

                                 Yes [X]   No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 12,450,926 shares issued and outstanding as of November 12, 1999.

     Transitional Small Business Disclosure Format (check one): Yes ___ No [X]

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX


                                                                            PAGE

PART I      FINANCIAL INFORMATION..............................................3

Item 1.     Financial Statements...............................................3

            Condensed Consolidated Balance Sheet as of September 30, 1999......3

            Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and September 30, l998........4

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998.............5

            Notes to Consolidated Financial Statements.........................7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12


PART II     OTHER INFORMATION.................................................25

Item 2.     Changes in Securities and Use of Proceeds.........................25

Item 4.     Submission of Matters to Vote of Security Holders.................26

Item 6.     Exhibits and Reports on Form 8-K..................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,
                                                                     1999
                                                                 -------------
ASSETS                                                            (UNAUDITED)

Current assets:

     Cash and cash equivalents...................................$    1,936

     Accounts receivable, net....................................     2,436

     Inventory...................................................       117

     Other, net..................................................       308
                                                                 -------------

Total current assets.............................................     4,797

Property, plant and equipment, net...............................       518

Movie software costs.............................................       275

Software technology..............................................     1,197

Goodwill ........................................................     4,524

Other assets.....................................................       358
                                                                 -------------
Total assets.....................................................$   11,669
                                                                 =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable............................................$      639

     Accrued expenses............................................     1,640

     Related party payable.......................................       382

     Current portion of notes payable............................        88
                                                                 -------------
Total current liabilities........................................     2,749

Notes payable, less current portion..............................        77

Convertible debenture............................................       250

Other long term liabilities......................................        50
                                                                 -------------
Total liabilities................................................     3,126

Commitments and contingencies

Stockholders' equity:

     Common stock................................................        12

     Additional paid-in capital..................................    31,313

     Accumulated deficit.........................................   (22,632)

     Cumulative other comprehensive income (loss)................      (150)
                                                                 -------------
Total stockholders' equity.......................................     8,543
                                                                 -------------
Total liabilities and stockholders' equity.......................$   11,669
                                                                 ==============

                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                     3 MONTHS   3 MONTHS   9 MONTHS   9 MONTHS
                                       ENDED      ENDED      ENDED      ENDED
                                      9/30/99    9/30/98    9/30/99    9/30/98
                                    ---------- ---------- ---------- ----------
                                    (UNAUDITED)(UNAUDITED)(UNAUDITED)(UNAUDITED)

REVENUE:

     Revenues ...................... $    299  $     175  $     633  $     207
                                     --------- ---------- ---------- ----------
COST OF REVENUES AND EXPENSES:

Cost of revenues....................      268         50        617        390

Sales & marketing...................      250        304        729      1,279

General and administrative..........    1,116        779      2,653      2,027

Research and development............    1,029      1,297      2,912      2,989

Amortization of software
     technology & goodwill .........      409         --        409         --

Depreciation........................      145        123        415        258
                                     --------- ---------- ---------- ----------
Total cost of revenues and expenses     3,217      2,553      7,735      6,943
                                     --------- ---------- ---------- ----------

Income (loss) from operations ......   (2,918)    (2,378)    (7,102)    (6,736)


OTHER INCOME (EXPENSE):

Export market development grant ....       55         40        182         73

Gain (loss) on foreign exchange ....       --          1         (5)        (5)

Debenture expense ..................       --         --        (55)
                                                                            --
Interest income (expense), net .....       29         80         33        337
                                     --------- ---------- ---------- ----------
     Total other income (expense) ..       84        121        155        405
                                     --------- ---------- ---------- ----------
Income (loss) before income taxes ..   (2,834)    (2,257)    (6,947)    (6,331)

Provision for income taxes .........       --         --         --         --
                                     --------- ---------- ---------- ----------
Net income (loss) ..................   (2,834)    (2,257)    (6,947)    (6,331)

Foreign currency translation
     adjustment (net of tax effects)      (53)       (58)       (27)       (54)
                                     --------- ---------- ---------- ----------
Comprehensive income (loss) ........ $ (2,887) $  (2,315) $  (6,974) $  (6,385)
                                     ========= ========== ========== ==========
Basic and diluted net income
     (loss) per share       ........ $  (0.23) $   (0.24) $   (0.64) $   (0.67)
                                     ========= ========== ========== ==========
Weighted average number of shares
     used in computing basic and
     diluted net income (loss) per
     share .........................   12,373      9,403     10,878      9,403
                                     ========= ========== ========== ==========

                             See accompanying notes.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                              1999      1998
                                                          ---------- -----------
                                                          (UNAUDITED)(UNAUDITED)

OPERATING ACTIVITIES
Net income (loss).........................................$  (6,947) $  (6,331)
Adjustments to reconcile net income (loss) to net cash
     equivalents provided by (used in) operating
     activities:
      Depreciation and amortization.......................      575        482
      Amortization of movie software costs................      392        349
      Amortization of software technology costs...........      171         --
      Amortization of goodwill............................      238         --
      Debenture and interest expense......................      117         --
      Effect of warrants granted..........................       --         96
      Changes in assets and liabilities:
         Accounts receivable..............................     (277)       112
         Inventory........................................      (42)       (40)
         Movie software costs.............................       --       (797)
         Other assets.....................................      (84)      (120)
         Accounts payable and accruals....................     (259)      (411)
         Other long-term liabilities......................      (96)        --
                                                          ---------- -----------
Net cash provided by (used in) operating activities ......   (6,212)    (6,660)

INVESTING ACTIVITIES
Cost of Acquisition.......................................     (198)        --
Purchases of equipment....................................     (168)      (529)
                                                          ---------- -----------
Net cash used in investing activities.....................     (366)      (529)

FINANCING ACTIVITIES
Repayment of notes payable................................     (108)        --
Proceeds from issuance of shares..........................    4,574         --
Proceeds from operating lease agreement...................       --        132
Issuance of convertible debenture, net of costs ..........      965         --
Repayment of debenture....................................     (100)        --
                                                          ---------- -----------
Net cash provided by financing activities ................    5,331        132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....   (1,247)    (7,057)
Translation adjustments...................................       (4)        72
Cash and cash equivalents at beginning of period..........    3,187     12,338
                                                          ---------- -----------
Cash and cash equivalents at end of period................$   1,936  $   5,353
                                                          ========== ==========
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
       Interest ..........................................$      --  $       8
                                                          ========== ==========
       Income taxes.......................................$      --  $      17
                                                          ========== ==========


                             See accompanying notes.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

      On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock, and on May 24, 1999, Roseworth converted an additional $500,000 of the debenture into 129,033 shares of common stock. Subsequent to this report on October 8, 1999, Roseworth converted the remaining $250,000 of the debenture into 95,785 shares of common stock.

      On July 1, 1999, we purchased Trojan Television Limited, a company doing business as The Auction Channel. In connection with the acquisition, we also acquired the rights to certain software technology used by The Auction Channel and a note payable by The Auction Channel to some of its shareholders. The purchase price for The Auction Channel is subject to adjustment based on the company's net liabilities as of July 1, 1999, and has not been determined as of the date of this report. We currently estimate that the total purchase price will be as follows:


                        Value of stock issued ...... $3,312,000
                        Value of warrants issued ...  1,024,000
                        Net liabilities assumed ....  1,596,000
                        Cash payments...............    198,000
                                                     ----------
                        Total acquisition........... $6,130,000
                                                     ==========

     The purchase price is attributable to the acquired assets as follow:

                        Trojan Television Limited .. $4,233,000
                        Software technology.........  1,368,000
                        Note receivable.............    529,000
                                                     ----------
                        Purchase price.............. $6,130,000
                                                     ==========

     In connection with the acquisition, a total of $4,762,000 has been allocated to goodwill, representing the excess of acquired costs over the fair market value of The Auction Channel's net assets.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

2.    STOCKHOLDERS' EQUITY

     Options and warrants representing common shares of 1,678,000 and 2,195,000 were excluded from the average number of shares outstanding in the diluted EPS calculation for the nine months ended September 30, 1998 and 1999, respectively, because they were anti-dilutive.

     On March 30, 1999, we entered into agreements for the sale of 2,132,000 shares of our common stock to seven investors, the closing of which was subject to several contingencies. The contingencies were waived and the sales of the shares closed in May 1999, raising aggregate proceeds of $4,311,250. Of the 2,132,000 shares of common stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share. The purchase prices for the shares were negotiated with each of the investors. On March 29, 1999, the closing sales price of our common stock was $2.25 per share, and the lowest sales price of our common stock was $2.1875 per share. The 1,880,000 shares were issued at a discount to the sales prices of the common stock to reflect the illiquidity risk associated with the shares. All of the shares constituted restricted stock that could not be sold in the public market until the shares were registered under the Securities Act of 1933, as amended, or until an exemption from registration was available. In October 1999, we registered with the Commission the resale by the investors of all 2,132,000 of these shares.

     On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. Roseworth Group, Ltd. may convert the debenture into shares of our common stock at a conversion price for each share equal to the lower of 95% of its Market Price at the conversion date or $6.00. On the maturity date of the debenture, the unpaid balance of the debenture and any accrued and unpaid interest will convert automatically into shares of common stock at the conversion price on that date. Market Price is defined as the lowest volume weight adjusted price of our common stock on the American Stock Exchange (as reported on Bloomberg) during the 10 business days prior to the business day on which the conversion notice is sent to us. In connection with the transaction, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of common stock. We expensed an interest charge of $66,000 in connection with the issuance of the debenture. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock, and on May 24, 1999, Roseworth converted an additional $500,000 of the debenture into 129,033 shares of common stock. As of September 30, 1999, $250,000 in principal of the debenture was outstanding.

     During June 1999, six of our employees exercised stock options granted to them under our 1996 Stock Option Plan and purchased 4,375 shares of our common stock at a purchase price of $1.50 per share. During July and August 1999, an additional 2,000 shares were purchased by employees upon the exercise of stock options granted under the 1996

Stock Option Plan. On September 14, 1999, one of our directors exercised warrants granted to the director in 1996 and purchased 40,222 shares of our common stock at a purchase price of $0.0326 per share.

      On May 4, 1999, the Board of Directors approved the grant of stock options to our directors and executive officers to purchase up to an aggregate 119,375 shares of common stock at an exercise price $4.13 per share. On April 9, 1999, options to purchase up to 100,000 shares of common stock at an exercise price of $2.85 per share were issued to an executive officer of our subsidiary, Trojan \ Television Limited.

     At September 30, 1999, we had 12,450,926 shares of common stock issued and outstanding, including shares issued in conjunction with the acquisition of Trojan Television Limited. See discussion below in Note 5.

     We believe that our existing funds, cash generated from operations and proceeds from the securities purchase agreement with St. Annes and the convertible debentures to be issued to Roseworth Group Ltd. (see discussion below in Note 7) will be sufficient to fund our working capital requirements for at least the next twelve months. See "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly."

3.    COMMITMENTS AND CONTINGENCIES

     We lease our office and production facilities and some of our office equipment. We had commitments under our lease agreements for approximately $627,000 at September 30, 1999. In addition, at September 30, 1999 we had obligations of $107,000 under licensing commitments. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000.

4.    SIGNIFICANT ACCOUNTING POLICIES

      CONCENTRATION OF CREDIT RISK

     In 1997, we recognized as revenue the minimum royalty of, and recorded in accounts receivable, $1,973,000 due from Packard Bell NEC in connection with a distribution agreement. Management is aware that Packard Bell NEC has significantly delayed distribution of our titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled our software on significantly fewer computers than required. Recently, NEC Corp., Packard Bell NEC's parent corporation, announced plans to restructure Packard Bell NEC in the United States and layoff approximately 80% of its work force and withdraw from the United State's retail PC market. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of the distribution agreement with us. Specifically, Packard Bell NEC agreed to ship our software in approximately 6 million computers, of which Packard Bell NEC was required to ship 1,973,000 computers within 12 months of the commencement date, which could be extended for an additional period not to exceed 6 months. Packard Bell NEC is required to pay a minimum royalty of $1,973,000, which represents $1 for each of the minimum number of computers that Packard Bell NEC agreed to ship with our products. Packard Bell NEC has paid us the sum of approximately $97,000 against the total amount due. We have commenced legal proceedings against Packard Bell NEC to recover damages resulting from their failure to perform their obligations under our agreement. There can be no assurance, however, that we will prevail in these legal proceedings and recover any amounts due to us under the agreement. Additionally, as a result of Packard Bell NEC's reduction in operations, even if we prevail in our lawsuit against Packard Bell NEC there can be no assurance that we will be able to collect any amounts awarded to us in the proceedings.

5.    ACQUISITION OF TROJAN TELEVISION LIMITED

     On July 1, 1999, we acquired 1,700,000 common shares of Trojan Television Limited, which represents 85% of the 2,000,000 outstanding common shares of Trojan. Trojan does business as The Auction Channel. The Auction Channel is a London-based company that was founded in 1996. The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch auction events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. The Auction Channel has entered into agreements to provide its services with such major auction houses as Christie's, Phillips, Bonhams and Brooks. We acquired the common shares of The Auction Channel by exercising our right to close a share purchase agreement with the majority shareholders of The Auction Channel. In addition, 19 minority shareholders holding 246,000 common shares of The Auction Channel have become parties to the share purchase agreement and have agreed to sell to us their shares of The Auction Channel. Following our acquisition of the 246,000 shares from these minority shareholders, we will own 97.3% of the outstanding common shares of The
Auction Channel.

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

     We will pay the purchase price for The Auction Channel in shares of our common stock. The final purchase price will be determined following completion of the audit of financial statements of The Auction Channel, which we expect will be finalized before December 31, 1999. We estimate that the cash value of the purchase price will be approximately $4,534,000 plus assumed liabilities of $1,596,000, which purchase price will be comprised of the following:

      o Approximately 311,000 shares of our common stock that we will issue in exchange for 97.3% of the shares of The Auction Channel, which shares of our common stock have an estimated value of $1,828,000. The actual number of shares that we will issue for the shares of The Auction Channel will be determined following completion of the audit.

      o A total of 175,000 shares of our common stock and warrants to purchase up to 400,000 shares of our common stock that we issued to a third party to settle claims of ownership of The Auction Channel and to acquire a license to computer software and hardware technology used by The Auction Channel in its business. All of the warrants are fully vested. Of the warrants, 200,000 have an exercise price of $3.50 per share and expire on December 31, 1999, and 200,000 have an exercise price of $4.00 per share and expire on June 30, 2000. The common stock has an estimated value of estimated value of $1,028,000 and the warrants have an estimated $1,024,000. Of these amounts, $1,368,000 has been allocated to software technology and $684,000 has been allocated to goodwill.

      o A total of $112,000 and 47,000 shares of our common stock that we paid and issued to certain shareholders of The Auction Channel to satisfy an outstanding loan and other amounts owed to these shareholders. The shares of common stock have an estimated value of $418,000.

      o Included in the purchase price are $124,000 of legal fees incurred in connection with the acquisition which were paid with $86,000 in cash and 9,540 shares of our common stock, which shares have an estimated value of $38,000.

     For purposes of valuing the shares of common stock issued or to be issued in connection with our acquisition of The Auction Channel, we used the closing June 30, 1999 consolidated market price of $5.875 per share. These shares have been included in the weighted average shares outstanding, as if issued on July 1, 1999, the effective date of the acquisition. The purchase method of accounting was used to record the acquisition of The Auction Channel. A total of $4,762,000, representing the excess of acquired costs over the fair market value of Trojan net assets, has been allocated to goodwill and is being amortized over the estimated useful life of five years. A total of $1,368,000 has been allocated to software technology and is being amortized over two years. The allocation of acquired costs to goodwill and software technology are preliminary and will be finalized upon completion of a formal valuation.

     The accompanying unaudited condensed consolidated financial statements include The Auction Channel's unaudited financial statements for the three-month period ended September 30, 1999.

     In connection with our acquisition of The Auction Channel, we sold 60,000 shares of our common stock for $272,500 in cash.

     The following summary of unaudited pro forma combined statement of operations data for the nine months ended September 30, 1998 and September 30, 1999 reflects our acquisition of The Auction Channel as if the acquisition had occurred on January 1, 1998.


                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                       -----------------------------
                                           1999            1998
                                       ------------    -------------
                Revenues.............  $ 1,002,000     $   215,000
                Net loss.............  $(9,284,000)    $(8,412,000)
                Net loss per share...  $     (0.75)    $     (0.84)


6.    SEGMENT INFORMATION

      Effective on July 1, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in conjunction with the acquisition of a new line of business, Trojan Television Limited, doing business as The Auction Channel. Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

      We currently have two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, in the United States, together with its subsidiary Brilliant Interactive Ideas, in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary tool, B3D-MAX. The newly acquired subsidiary, The Auction Channel, is United Kingdom based. This subsidiary integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and over the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house.

      The following summary of unaudited pro forma combined balance sheet and statement of operations data for the three months ended September 30, 1999 is presented for our Digital Animation and Auction Facilitation segments:


                                             NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999 (1)
                                       -----------------------------
                Total Assets:
                  Digital Animation......     $      11,129,000
                  Auction Facilitation....              540,000
                                               ---------------------
                     Total Assets.........    $      11,669,000
                                               =====================

                Revenues:
                  Digital Animation.......    $         207,000
                  Auction Facilitation....               92,000
                                               ---------------------
                     Total Revenues.......    $         299,000
                                               =====================

                Income (Loss)from Operations:
                  Digital Animation.......    $      (2,671,000)
                  Auction Facilitation....             (246,000)
                  Other (2)...............               83,000
                                               ---------------------
                     Total Income (Loss)..    $      (2,834,000)
                                               =====================

-----------------------------------

(1) The Auction Channel was acquired on July 1, 1999 and, accordingly, the segment information is presented for the three months ended September 30, 1999. We did not have segments prior to July 1, 1999.
(2) Consists primarily of interest income and export marketing development grant income, net of debenture expense.

7.    SUBSEQUENT EVENTS

     At September 30, 1999, there remained outstanding $250,000 of principal under the $1,000,000 convertible debenture we issued to Roseworth Group Ltd. on April 27, 1999. On October 8, 1999, Roseworth converted the remaining $250,000 of principal into 95,785 shares of common stock at $2.61 per share.

     On October 29, 1999, we entered into a Debenture and Warrant Purchase Agreement with Roseworth Group Ltd. and agreed to sell to Roseworth for $1,500,000 one or more 4% convertible debentures in the aggregate principal amount of $1,500,000 and warrants to purchase up to 50,000 shares of our common stock at an exercise price of $5.50 per share. On October 29, 1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of October 29, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture (but in no event later than December 31, 2000). We will issue a 4% convertible debenture for an additional $500,000 when the Commission declares the registration statement effective. The warrants currently are exercisable and terminate 18 months following the effective date of a registration statement covering the resale of the shares of common stock underlying the warrants. Roseworth Group, Ltd. may convert the debentures into shares of our common stock at a conversion price for each share equal to the lower of 95% of its Market Price at the conversion date or $6.00. On the maturity date of the debentures, the unpaid balance of the debentures and any accrued and unpaid interest will convert automatically into shares of common stock at the conversion price on that date. Market Price is defined as the lowest volume weight adjusted price of our common stock on the American Stock Exchange (as reported on Bloomberg) during the 15 business days prior to the business day on which the conversion notice is sent to us. In connection with the transaction, we will pay to Roseworth a cash fee of $45,000 and issue to Roseworth shares of common stock with a market value equal to $30,000.

     We have agreed to file a registration statement with the Commission covering the resale of the shares underlying the debentures and the warrants by November 30, 1999, to cause the registration statement to become effective within 90 days thereafter and to maintain the registration effective for up to three years.

     On October 11, 1999, the Board of Directors granted options to purchase up to 329,625 shares of common stock at an exercise price of $2.9375 per share under the Brilliant Digital Entertainment 1996 Stock Option Plan. In addition, on October 27, 1999, the Board of Directors granted options to purchase up to 250,000 shares of common stock at an exercise price of $3.00 per share to the chief executive officer of The Auction Channel. We have agreed to register the resale of the shares of common stock underlying these options with the Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Brilliant and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Through our subsidiary, The Auction Channel, we also provide services to auction houses that enable participants to watch auction events on television and bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996. Initially, we were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd. ("BII Australia"), an entertainment software developer, and producer and Sega Australia New Developments ("SAND"), a "skunk works" research and development operation for leading edge software tools. BII Australia became our wholly owned subsidiary in August 1996, and we acquired SAND in September 1996. SAND was established during the second quarter of 1994 by Sega Ozisoft Pty., Ltd., one of the largest publishers and distributors of entertainment software products in Australia and New Zealand, the predecessor of which was co-founded by Mark Dyne and Kevin Bermeister.

     Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and upon the costs to distribute and promote these products. Our annual and quarterly revenue also will depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors- We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be, extremely difficult to forecast.

OUR ACQUISITION OF THE AUCTION CHANNEL

     On July 1, 1999, we acquired Trojan Television Limited. Trojan Television Limited is a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrates live TV (via satellite and cable) and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house. The Auction Channel has entered into agreements to provide its services to major auction houses like Christie's, Phillips, Bonhams and Brooks.

CD ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL

     We are continuing to establish a limited retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. Progress is being made in the retail channel through our relationship with GT Interactive, who is representing selected titles sold in jewel case CD-ROM formats. Certain titles are now available in stores such as Wal-Mart, Target and other mass merchant retailers. In addition to distribution through GT Interactive, we have entered into a distribution agreement with The Learning Company to sell 4 boxed titles, including Superman and Gravity Angels, into computer retail stores. There are, however, numerous obstacles and uncertainties involved in developing a retail distribution channel. In the past, we have experienced significant delays in our introduction of titles in the retail channel. For instance, delays in duplication, packaging and distribution caused our first movies to begin arriving at retailers at the end of December 1997, after the holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December. We cannot guarantee that similar delays will not occur in the future.

DVD MARKET

     We intend to release Multipath Movie titles to the DVD market for distribution commencing in the first quarter of 2000. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999 in terms of which, we granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. OEM and bundled sales of DVD products will be managed jointly by SlingShot and us. SlingShot will also use a DVD version of our Digital Projector to drive traffic to our web site. We have begun delivery of titles to SlingShot for conversion to the DVD format and have developed a release plan to ensure timely delivery of DVD titles into the retail channel.

INTERNET AND ONLINE SERVICES

     We continue to seek distribution of our Multipath Movies through bundling arrangements which allow the user to purchase and unlock titles through our website. In addition to our existing relationships, we have signed an agreement to distribute certain title previews through Midas Interactive Entertainment BV, a Netherlands-based publisher and distributor of PC CD-ROM software. We have entered into online content and distribution arrangements to promote and sell Multipath Movies. These include arrangements with Excite@Home, @Home Benelux, DVD Express, Road Runner, Gamestorm and Fox Kids. We currently are pursuing relationships with other on-line partners but cannot be certain that they will be concluded. We will continue our efforts to deliver content to the on-line markets, and we are pursuing opportunities to syndicate and license our content to these markets. We have made significant progress in reducing the file sizes of our content and expect this to be a major advantage in our ability to exploit the on-line marketplace.

B3D - MAX

     In addition to consumer product sales and marketing, we are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. Our B3D - Max tool is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Max is distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet using B3D - Max, to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to release into the market. Animation content generated using B3D - Max can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. A limited 30-day trial version of the tool has been released on various Internet sites for use by animators worldwide. The complete license version is available at a suggested retail price of $495.00 per user. Other versions of the tool, to be released at a later date, will be sold or will be the subject of joint venture arrangements.

NON-INTERACTIVE FORMAT FOR TELEVISION, CABLE AND VIDEO

     We have progressed with our plans to release some of our Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. We attended Mipcom in Cannes (France) where several TV Broadcasters expressed interest in the rights for their individual territories. The final rendered property is due for complete and we expect agreements currently under negotiation to be concluded in the next several months. However, we do not guarantee that such agreements will be concluded or that the terms of such agreements, if concluded, will be favorable to us.

PACKARD BELL

     In 1997, we recognized as revenue the minimum royalty of, and recorded in accounts receivable, $1,973,000 due from Packard Bell NEC in connection with a distribution agreement. Management is aware that Packard Bell NEC has significantly delayed distribution of our titles bundled with Packard Bell NEC's computers. In addition to the delay, Packard Bell NEC has bundled our software on significantly fewer computers than required. Recently, NEC Corp., Packard Bell NEC's parent corporation, announced plans to restructure Packard Bell NEC in the United States and layoff approximately 80% of its work force and withdraw from the United State's retail PC market. As a result of these factors management believes that Packard Bell NEC will not be able to comply with the terms of the distribution agreement with us. Specifically, Packard Bell NEC agreed to ship our software in approximately 6 million computers, of which Packard Bell NEC was required to ship 1,973,000 computers within 12 months of the commencement date, which could be extended for an additional period not to exceed 6 months. Packard Bell NEC is required to pay a minimum royalty of $1,973,000, which represents $1 for each of the minimum number of computers that Packard Bell NEC agreed to ship with our products. Packard Bell NEC has paid us the sum of approximately $97,000 against the total amount due. We have commenced legal proceedings against Packard Bell NEC to recover damages resulting from their failure to perform their obligations under our agreement. There can be no assurance, however, that we will prevail in these legal proceedings and recover any amounts due to us under the agreement. Additionally, as a result of Packard Bell NEC's reduction in operations, even if we prevail in our lawsuit against Packard Bell NEC there can be no assurance that we will be able to collect any amounts awarded to us in the proceedings.

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

     Revenues increased from $207,000 for the nine months ended September 30, 1998 to $633,000 for the nine months ended September 30, 1999. This represents an increase of $426,000. Revenues for the nine months ended September 30, 1999 consist of Multipath Movie retail sales of $307,000, $109,000 of which is from the XENA-GIRLS JUST WANNA HAVE FUN title, $145,000 earned under a Multipath Movie technology and content development agreement, $92,000 earned by The Auction Channel from the sales of live auctions and preview programs for television transmission, sponsorship of televised auctions and commissions earned from Internet bidders at televised and Internet only auctions, $56,000 earned from a DVD Multipath Movie development agreement, and $33,000 earned from services related to the capture of physical motion used in the creation of animated content. Revenues for nine months ended September 30, 1998 were primarily the result of $168,000 earned under a Multipath Movie technology and content development agreement.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues increased from $390,000 for the nine months ended September 30, 1998 to $617,000 for the nine months ended September 30, 1999. The costs of revenues for the nine months of 1998 were primarily a result of the amortization of $161,000 and a write-down of $145,000 of capitalized movie software costs for previously released titles. Costs of revenues for the nine months of 1999 include direct costs, royalties and manufacturing overhead of $133,000, amortization of capitalized movie software costs of $392,000 and $92,000 of costs incurred by The Auction Channel in connection with the production of live auctions and preview programs for televised transmission.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, brochures, travel and trade shows. Sales and marketing expenses decreased from $1,279,000 for the nine months ended September 30, 1998 to $729,000 for the nine months ended September 30, 1999. The decrease is primarily attributable to a change in our promotional efforts. However, sales and marketing expenses are expected to increase in future periods due to the expansion of our sales force, increased marketing efforts and the addition of The Auction Channel. Marketing expenses for the nine months of 1999 are primarily attributable to an online marketing program which was discontinued.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $2,027,000 for the nine months ended September 30, 1998 to $2,653,000 for the nine months ended September 30, 1999. This represents an increase of $626,000 that primarily is attributable to increased professional fees of $221,000, increased recruiting costs of $174,000 and the addition of $104,000 in costs attributable to The Auction Channel.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our traditional CD-ROM software tools and the software tools used to develop Multipath Movies. There was a decrease of $77,000 in research and development expenses from $2,989,000 for the nine months ended September 30, 1998 to $2,912,000 for the nine months ended September 30, 1999.

     In accordance with SFAS No. 86, the results of operations for the nine months ended September 30, 1999 include Multipath Movie software development costs and research and development expenses. Technological feasibility of our original Digital Projector software tool was reached during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized. Multipath Movies developed by us after the first quarter of 1998 are intended to be viewed on our new Internet Digital Projector, which we released in the fourth quarter of 1998. To the extent capitalized Multipath Movie software costs are attributable to titles that we have begun to ship, these costs are subject to amortization. We have written off amounts incurred subsequent to the first quarter of 1998 in the development and production of Multipath Movies designed to be viewed on the new Digital Projector. As the technology on which our product is designed to operate is continuously changing, a reserve against capitalized costs is necessary until shortly before the release of the title. Therefore, no additional movie development costs are anticipated to be capitalized in the future.

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

     Development of the software used by The Auction Channel in operating its live and Internet auction business has been undertaken by third parties. We have obtained a license to use this software and intend to continue to develop and improve the software.

     AMORTIZATION OF SOFTWARE TECHNOLOGY AND GOODWILL. In conjunction with the purchase of The Auction Channel, goodwill of $4,762,000 was recorded, which represents the excess of acquired cost over the fair market value of The Auction Channel's assets and is being amortized over the estimated useful life of five years. We also allocated $1,368,000 to software technology acquired along with The Auction Channel, which will be amortized over two years.

     DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $258,000 for the nine months ended September 30, 1998 to $415,000 for the nine months ended September 30, 1999. The increase is attributable to the increase in depreciable assets resulting from the growth of our operations, primarily from production and general overhead activities. Additionally, in the first quarter 1998, a large portion of BII Australia's depreciation was considered production overhead, which was capitalized into movie software costs and amortized based on future anticipated revenue stream.

     OTHER INCOME AND EXPENSE. Other income includes interest income and expenses, gains and losses on foreign exchange transactions and export development grants paid to BII Australia by the Australian Trade Commission for BII Australia's participation in certain export activities. Trade grant revenue earned was $182,000 for the nine months ended September 30, 1999. Net interest income decreased from $337,000 for the nine months ended September 30, 1998 to $33,000 for the nine months ended September 30, 1999. This decrease is due to the lower cash balances during 1999 and to interest expense incurred in association with the 4% convertible debenture we issued to Roseworth Group, Ltd. in April 1999. In addition to the interest, expenses of $55,000 were incurred in relation to the debenture.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, our principal source of liquidity was approximately $1,936,000 in cash, which we raised primarily through debt and equity financing.

     In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our common stock at a discount to its Market Price from time to time during the three-year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the Market Price of our common stock at the time we give a sale notice is at least $1 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares is in effect at the closing of the sale. Market Price is defined as the lowest daily volume weight adjusted price of our common stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our common stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to St. Annes an amount equal to 3% of the purchase price, and to issue to St. Annes shares of common stock having an aggregate value equal to 2% of the purchase price of the shares of common stock to be issued and sold to St. Annes under the securities purchase agreement.

     On April 27,1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. In connection with the loan, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of our common stock. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock at $3.26 per share. On May 24, 1999, Roseworth converted $500,000 of the debenture into 129,033 shares of common stock at $3.87 per share. At September 30, 1999, $250,000 in principal under the debenture remained outstanding.

     In May 1999, we closed a private placement of 2,132,000 shares of our common stock, which were issued to seven investors. The private placement raised aggregate proceeds of $4,311,250. Of the 2,132,000 shares of common stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share.

     Net cash used in operating activities during the nine months ended September 30, 1999 was primarily attributable to a net loss of $6,947,000. Net cash of $168,000 used in investing activities in the nine months ended September 30, 1999 was due primarily to the purchase of computer equipment. Net cash of $334,000 used in financing activities for the nine months ended September 30, 1999 was due to the repayment of notes for the financing of office furniture and computer equipment ($21,000), and for Auction Channel loans ($87,000), plus $198,000 in acquisition costs. In connection with our acquisition of The Auction Channel, we sold 60,000 shares of our common stock for $272,500 in cash.

     In April 1999, we redeemed a convertible debenture we issued in December 1998 for $100,000 plus accrued interest, and we redeemed a related warrant for $5,000, and entered into an alternative financing arrangement with St. Annes Investment, Ltd. as described above.

     We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE Ventura, was developed and shipped in the fourth quarter of 1998. We have an obligation under our joint venture agreement with Crawfords to jointly fund two Multipath Movies. Neither we nor Crawfords have been identified any projects for development and we are doubtful that we will ever develop a project with Crawfords under our agreement. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project currently is in development. We also are required as of September 30, 1999 to make minimum payments of $107,000 under various licensing agreements. At September 30, 1999, we had rental commitments for our offices and production facilities of $627,000 and a promissory note for the financing of fixed assets in the amount of $104,000 payable over the next 5 years.

      On October 29, 1999, we entered into a Debenture and Warrant Purchase Agreement with Roseworth Group Ltd. and agreed to sell to Roseworth for $1,500,000 one or more 4% convertible debentures in the aggregate principal amount of $1,500,000 and warrants to purchase up to 50,000 shares of our common stock at an exercise price of $5.50 per share. On October 29, 1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of October 29, 2000 or six months following the date the Securities and Exchange Commission declares effective a registration statement with respect to the resale of the shares of common stock underlying the debenture (but in no event later than December 31, 2000). We will issue a 4% convertible debenture for an additional $500,000 when the Commission declares the registration statement effective. In connection with the transaction, we will pay to Roseworth a cash fee of $45,000 and issue to Roseworth shares of common stock with a market value equal to $30,000.

     We believe that our existing funds, cash generated from operations and proceeds from the securities purchase agreement with St. Annes, and the remaining funds to be received from Roseworth under the debenture and warrant purchase agreement will be sufficient to fund our working capital requirements for at least the next twelve months. See "Cautionary Statements and Risk Factors
- If we are unable to raise additional funds, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly."

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

     In July 1999, we acquired Trojan Television Limited, a London-based company doing business as The Auction Channel. We are in the process of evaluating The Auction Channel's internally developed and licensed information technology systems to determine their Year 2000 compliance. Our Vice President of Technology is coordinating this process. At this time, we do not know whether there will be any material Year 2000 issues or significant expenses from the conversion of The Auction Channel's information systems, databases or programs. The costs and resources required to address the Year 2000 problem with respect to The Auction Channel could result in a material financial risk.

     We are dependent upon both internally developed and vendor supplied information systems. Our core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in the industry.

     We have communicated with our significant customers and vendors to understand their Year 2000 issues and how they may affect us and to determine what steps these customers and vendors have taken to prepare and manage their Year 2000 issues as they relate to us. These customers and vendors include the host of our web site and significant distributors of our products. We have tested our product on our website and have not experienced any Year 2000 problems. We are researching the measures our customers and vendors have taken to address the Year 2000 problem and how any Year 2000 problems experienced by our customers and vendors will impact us. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of our products, either of which would have a material adverse effect on our business, financial condition and results of operations. We plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

     We are in the process of evaluating our internally developed information technology systems to determine their Year 2000 compliance. Our Vice President of Technology is coordinating this process. We do not presently anticipate any material Year 2000 issues or significant expenses from the conversion of our own information systems, databases or programs. However, if our current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk.

     Readers are cautioned that this Year 2000 disclosure contains forward-looking statements. Readers should understand that the dates on which we believe the Year 2000 project will be completed are based upon management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to:

     o    the availability and cost of personnel trained in these areas;
     o    the ability of locating and correcting all relevant computer code;
     o    timely responses to and corrections by third parties and suppliers;
     o and the ability to implement interfaces between any new systems and systems not being replaced.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE YOU DECIDE TO BUY OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THE MATERIAL ONES FACING OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IF THIS OCCURS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR COMMON STOCK.

     WE WILL NOT BE ABLE TO SELL OUR MULTIPATH MOVIES IF THEY DO NOT ACHIEVE MARKET ACCEPTANCE. Each Multipath Movie is an individual artistic work, and its ability to generate sales primarily will be determined by consumer reaction, which is unpredictable. To generate sales, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our Multipath Movies. We cannot be certain that we will be able to do so. Other factors that influence our ability to generate revenues from our Multipath Movies include:

     o consumer reluctance to initiate time consuming downloads of data necessary to view our products;
     o      our marketing strategies;
     o      the quality of our products and competing products;
     o      critical reviews; and
     o the availability of alternative forms of entertainment and leisure time activities.

     WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS. We cannot be certain that we will be able to meet our planned release dates for our new Multipath Movies. If we cannot begin to ship an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, CYBERSWINE, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY to begin arriving at retailers at the end of December 1997, after the 1997 holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December, after the 1998 holiday selling season. As a result, we experienced fewer sales of these products than we would have if the products were in stores during the holiday selling seasons, which had a materially adverse effect on our operating results for the 1997 and 1998 fourth quarters. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

     WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT SALES OF OUR PRODUCTS VIEWED ON THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD THE LARGE AMOUNTS OF DATA NECESSARY TO VIEW OUR PRODUCTS ON THE INTERNET. Our revenue growth depends in part on our ability to distribute our products for viewing on the Internet. We believe that without reductions in the time to download Multipath Movies over the Internet, our Multipath Movies may be unable to gain consumer acceptance. This reduction in download time depends in part upon advances in compression technology. We have experienced delays in the development of compression technologies, which, we believe, has materially and adversely affected our online sales and results of operations. We believe that large, time-consuming downloads have deterred potential users of our products and have reduced the effectiveness of our marketing campaigns with Microsoft and Disney. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER COMPLETION OF MULTIPATH MOVIE TITLES AND REDUCE OVERHEAD SIGNIFICANTLY. We believe that our existing funds, cash generated from operations, proceeds from our future sales of common stock to St. Annes under the securities purchase agreement and the remaining funds to be received from Roseworth under the debenture and warrant purchase agreement will be sufficient to fund our working capital requirements for at least the next twelve months. Following the third quarter of fiscal 2000, we may need to raise additional funds through debt or equity financing or by other means. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly, which could have a material adverse effect on our business. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

      OUR SOFTWARE DISTRIBUTORS AND PUBLISHERS, OUR OEM PROVIDERS AND THE LICENSORS FROM WHOM WE OBTAIN RIGHTS TO OUR STORIES AND CHARACTERS MAY CAUSE US TO DELAY THE RELEASE OF OUR PRODUCTS, WHICH MAY RESULT IN LOWER PRODUCT SALES AND LOWER REVENUES THAN ANTICIPATED. Our distribution relationships with software distributors and publishers and OEM providers, and our licensing arrangements with companies that own the stories or characters used in many of our Multipath Movies, contain potentially burdensome provisions. These provisions may affect our ability to release our products, which would adversely affect our revenues, for a number of reasons, such as:

     o A software distributor or a licensor of a story or character may, in the exercise of its product approval rights, arbitrarily require expensive and time consuming changes to our products, which may cause a delay in the release of the products; and
     o An OEM provider could change the shipping schedule of the equipment with which our products are bundled, and thereby cause a delay in their distribution.

     One delay has already occurred. Packard Bell NEC, which agreed to distribute our initial Multipath Movie CYBERSWINE and other movies selected by us bundled with Packard Bell computers, significantly delayed the introduction of CYBERSWINE beyond the initially anticipated launch date. Packard Bell NEC also delayed the release of POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY bundled on Packard Bell computers beyond the initially anticipated launch dates. As a result, these Multipath Movies were not available to consumers on Packard Bell computers as early as we initially anticipated, and we experienced fewer sales of these Multipath Movies and lower revenues than we expected.

     WE MAY NOT BE ABLE TO COLLECT FROM PACKARD BELL NEC ANY OF THE AMOUNTS CURRENTLY DUE TO US UNDER OUR DISTRIBUTION AGREEMENT. In 1997, we recognized as revenue the minimum royalty of, and recorded in accounts receivable, $1,973,000 due from Packard Bell NEC in connection with a distribution agreement. Management believes that Packard Bell NEC will not be able to comply with the terms of the distribution agreement with us. Packard Bell NEC has paid us the sum of approximately $97,000 against the total amount due under the distribution agreement. We have commenced legal proceedings against Packard Bell NEC to recover damages resulting from their failure to perform their obligations under our agreement. There can be no assurance, however, that we will prevail in these legal proceedings and recover any amounts due to us under the agreement. Additionally, NEC Corp., Packard Bell NEC's parent corporation, recently announced plans to restructure Packard Bell NEC in the United States and layoff approximately 80% of its work force and withdraw from the United State's retail PC market. As a result of Packard Bell NEC's reduction in operations, even if we prevail in our lawsuit against Packard Bell NEC there can be no assurance that we will be able to collect any amounts awarded to us in the proceedings.

     WE MAY NOT BE ABLE TO LICENSE STORIES AND CHARACTERS THAT APPEAL TO CONSUMERS FOR USE IN OUR MULTIPATH MOVIES, WHICH IS NECESSARY FOR OUR MULTIPATH MOVIES TO SELL WELL IN THE MARKET. We use stories and characters developed by third parties in our Multipath Movies. If we cannot license stories and characters that appeal to consumers at prices or upon terms or conditions that we consider acceptable, we may not be able to develop Multipath Movies that consumers will purchase. To have access to appealing stories and characters for use in our Multipath Movies, we will need to continue to develop new relationships and maintain existing relationships with the licensors of these stories and characters. Many licensors are reluctant to grant broad licenses covering multiple formats, like the Internet and television, to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses.

     IF THE VENDOR WE USE TO DELIVER MULTIPATH MOVIES THROUGH OUR INTERNET SITE EXPERIENCES AN INTERRUPTION IN SERVICE, WE WILL NOT BE ABLE TO SELL MOVIES THROUGH OUR INTERNET SITE UNTIL SERVICE RESUMES. We presently use a single vendor to deliver Multipath Movies through our Internet site. Any significant interruption in service provided by this vendor could interrupt sales and delivery of Multipath Movies and adversely affect our ability to conduct this portion of our business and maintain customer satisfaction.

     IF WE CANNOT OBTAIN CD-ROM AND DVD MANUFACTURING AND PACKAGING SERVICES ON A TIMELY BASIS, WE MAY NOT BE ABLE TO TIMELY DELIVER OUR CD-ROM AND DVD PRODUCTS TO DISTRIBUTORS AND RETAILERS AND OUR SALES WILL BE ADVERSELY AFFECTED. We use third party vendors to press CD-ROM and DVD disks, assemble purchased product components, print product packaging and user manuals and package finished products in connection with the retail distribution of our Multipath Movies. We do not have contractual agreements with any of our third party vendors, which may result in our inability to secure adequate services in a timely manner. If we cannot obtain adequate manufacturing services, we will not be able to timely produce and deliver our CD-ROM and DVD products to distributors and retail stores for ultimate sale to consumers, which will adversely affect our sales and operating results.

     IF WE ARE UNABLE TO DEVELOP A RETAIL SALES CHANNEL, EFFECTIVELY COMPETE FOR RETAIL SHELF SPACE AND NEGOTIATE FAVORABLE TERMS WITH RETAILERS, OUR RETAIL SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. To be profitable, we anticipate that a significant amount of sales of Multipath Movies will need to be made by traditional retailers. We may not be able to achieve significant retail sales at prices favorable to us. We have no prior experience in developing or managing a retail sales channel or selling products in retail stores. We are currently expending significant resources to develop a retail sales channel, which expenditures must be made before we realize any significant retail sales. The competition for shelf space in retail stores is intense. We expect that our products will constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our sales volume and the price we receive for our products.

     WE MAY ENCOUNTER PROBLEMS IN CONNECTION WITH OUR ACQUISITION OF THE AUCTION CHANNEL, WHICH MAY INCREASE THE COSTS OF THE ACQUISITION AND DISTRACT MANAGEMENT'S ATTENTION FROM OPERATING THE COMBINED BUSINESS. In July 1999, we acquired Trojan Television Limited, a London-based company doing business as The Auction Channel. The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch auction events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. We have very little experience in acquiring businesses and will likely encounter difficulties in integrating The Auction Channel's operations with our existing operations, which may result in unexpected costs and adversely affect our operating results. In addition, the integration will require the dedication of management resources, which may temporarily distract management's attention from the day-to-day operations of the two companies and adversely affect our operating results. Some of the difficulties we expect to encounter include, among others, those related to:

     o    integrating Brilliant's and The Auction Channel's management staffs;
     o retaining The Auction Channel's key management and technical personnel; and
     o coordinating the operation of geographically separated organizations with distinct cultures.

     THE AUCTION CHANNEL MAY NEVER BE PROFITABLE, WHICH WILL ADVERSELY AFFECT OUR CONSOLIDATED OPERATIONS. The AuctiIon Channel commenced operations in July 1996 and, accordingly, has a limited operating history upon which to evaluate its future prospects. There can be no assurance that The Auction Channel will achieve profitability or implement its business strategy. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $521,000 in fiscal 1998 and $2,139,000 for the fiscal year ended June 30, 1999, and an accumulated deficit of $2,970,000 as of June 30, 1999 relating to net losses from the period from July 1, 1996 through fiscal 1997, fiscal 1998 and fiscal 1999. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months.

     IF THE AUCTION CHANNEL LOSES ITS LICENSE TO THE COMPUTER SOFTWARE AND HARDWARE TECHNOLOGIES IT USES IN ITS BUSINESS, THE AUCTION CHANNEL MAY NOT BE ABLE TO CONTINUE TO SELL ITS PRODUCTS AND SERVICES. Many of the underlying computer software and hardware technologies used by The Auction Channel are licensed from Articulate UK Limited. The Auction Channel has, with respect to these technologies, a worldwide license, with rights to exploit and improve the software, patents, technology, documentation and know how developed or owned or licensable by Articulate UK. If The Auction Channel loses its rights to the computer software and hardware technologies it licenses from Articulate UK as a result of a dispute with Articulate UK or otherwise, The Auction Channel will not be able to continue to sell its products and services. If this occurs, The Auction Channel's revenues will be substantially reduced.

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

     FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

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

     BECAUSE WE ARE SUBJECT TO SEASONAL BUYING PATTERNS, IF WE DO NOT ACHIEVE STRONG FOURTH QUARTER SALES OUR REVENUES AND OPERATING RESULTS FOR THE ENTIRE FISCAL YEAR WILL LIKELY BE ADVERSELY AFFECTED. The entertainment software business is highly seasonal. Typically, demand for entertainment software products and net revenues are highest during the year-end holiday buying season, decline in the first calendar quarter and are lowest in the second and third calendar quarters. As a result, a disproportionate share of our net revenues historically has been generated in the fourth quarter of our fiscal year. If we do not have strong fourth quarter sales, our revenues and operating results for the entire fiscal year will likely be adversely affected. We expect our revenues and operating results will continue to reflect these seasonal factors.

     IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED MULTIPATH MOVIES, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create Multipath Movies have been developed over the past three years. Additional refinement of these tools may be necessary to continue to enhance the Multipath Movie format. If we cannot develop improvements to these software tools, our Multipath Movies may not obtain or maintain market acceptance and our revenues will be adversely affected.

     ERRORS OR DEFECTS IN OUR SOFTWARE TOOLS AND PRODUCTS MAY CAUSE A LOSS OF MARKET ACCEPTANCE AND RESULT IN FEWER SALES OF OUR PRODUCTS. Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. While to date these errors have not been material, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

     TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The entertainment software market and the PC industry are subject to rapid technological developments. To develop products that consumers desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make these improvements while remaining competitive in terms of performance and price. This will require us to make substantial investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

     OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. Our ability to compete with other entertainment software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

     IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCT. We believe that our products, including our software tools, do not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

     OUR STOCK PRICE AND TRADING VOLUME FLUCTUATE WIDELY AND MAY CONTINUE TO DO SO IN THE FUTURE. AS A RESULT, WE MAY EXPERIENCE SIGNIFICANT DECLINES IN OUR STOCK PRICE. The market price and trading volume of our common stock, which trades on the American Stock Exchange, has been subject to substantial volatility, which is likely to continue. This volatility may result in significant declines in the price of our common stock. Factors that may cause these fluctuations include:

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

     Additionally, the stock market has experienced extreme price and trading volume fluctuations that have affected the market price of securities of many technology companies. These fluctuations have, at times, been unrelated to the operating performances of the specific companies whose stock is affected. The market price and trading volume of our stock may be subject to these fluctuations.

     IF OUR STOCK DOES NOT SUSTAIN A SIGNIFICANT TRADING VOLUME, STOCKHOLDERS MAY BE UNABLE TO SELL LARGE POSITIONS IN OUR COMMON STOCK. In the past, our common stock has not experienced significant trading volume on a consistent basis and has not been actively followed by stock market analysts. The average trading volume in our common stock may not increase or sustain its current levels. As a result, we cannot be certain that an adequate trading market will exist to permit stockholders to sell large positions in our common stock.

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

     WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our adoption of a stockholders' rights plan, our ability to issue up to 700,000 shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making third parties less able to acquire us by offering to purchase shares of our stock at a premium to its market price. Our board of directors can issue up to 700,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our board of directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

     OUR SALE OF SHARES TO ST. ANNES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS. We have entered into a securities purchase agreement with St. Annes Investments, Ltd. that allows us to sell to St. Annes up to $6,000,000 worth of shares of our common stock at a discount to the then-prevailing market price of our common stock. If the market price is $4.00 or less, St. Annes will receive a discount equal to 14% of the market price, and if the market price is greater than $4.00, St. Annes will receive a discount equal to 12% of the market price. Additionally, we have agreed to issue to St. Annes as a fee shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock that are issued and sold to St. Annes under the securities purchase agreement. Accordingly, the issuance of shares under the securities purchase agreement will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially decreased in future periods, and the market price of our common stock could be materially and adversely affected.

     The table below sets forth the number of shares and the percentages of our common stock that St. Annes would own if we elected to sell the entire $6,000,000 worth of stock under the purchase agreement. The share amounts and the percentages include the shares St. Annes will receive as a fee under the securities purchase agreement. The share amounts and the percentages are based on our closing share price of $3.4375 on September 8, 1999, and on assumed closing share prices of $2.58, $1.72 and $0.86, which prices represent a 25%, 50% and 75% decline, respectively, in our September 8, 1999 closing share price. The percentages are also based on 11,915,999 shares of our common stock outstanding on September 8, 1999.


              PERCENTAGE         ASSUMED       SHARES OF      PERCENTAGE
              ----------         -------       ---------      ----------
                 --              $ 3.44        2,063,007         14.8%
                 25%             $ 2.58        2,750,676         18.8%
                 50%             $ 1.72        4,125,925         25.7%
                 75%             $ 0.86        8,252,028         40.9%

     WE MAY NOT BE ABLE TO SELL THE ENTIRE $6,000,000 WORTH OF SHARES OF OUR COMMON STOCK TO ST. ANNES WITHOUT OBTAINING STOCKHOLDER APPROVAL, WHICH MAY REQUIRE THAT WE SEEK ALTERNATIVE SOURCES OF FINANCING THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US. Under the rules of the American Stock Exchange, we cannot sell to St. Annes under our securities purchase agreement more than 1,881,800 shares of common stock unless we obtain stockholder approval of the issuance of shares in excess of this amount. Accordingly, if the average price at which we sell our stock to St. Annes under the securities purchase agreement is less than $3.19 per share, we will not be able to sell the entire $6,000,000 worth of shares of our common stock to St. Annes without first obtaining stockholder approval. If we are unable to obtain stockholder approval, or if we choose not to pursue stockholder approval, we may be required to seek alternative sources of financing to fund our working capital requirements. We cannot guarantee that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders.

     DECREASES IN THE PRICE OF OUR COMMON STOCK COULD INCREASE SHORT SALES OF OUR COMMON STOCK BY THIRD PARTIES, WHICH COULD RESULT IN FURTHER REDUCTIONS IN THE PRICE OF OUR COMMON STOCK. Our sales of common stock to St. Annes at a discount to the market price of our common stock could result in reductions in the market price of our common stock. Downward pressure on the price of our common stock could encourage short sales of the stock by third parties. Material amounts of short selling could place further downward pressure on the market price of the common stock. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the common stock declines between the time the seller sells the stock and the time the seller subsequently repurchases the common stock, then the seller sold the shares for a higher price then he purchased the shares and may realize a profit.

                                     PART II

                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In June 1999, the Registrant sold 60,000 shares of common stock to Harris Toibb for $272,500. Mr. Toibb covenanted that he acquired the shares for his own account for investment purposes only and not with a view to any distribution of the shares, and that he was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation
D) as a transaction not involving any public offering.

     In July 1999, the Registrant sold an aggregate of 38,612 shares of common stock to three investors as partial consideration for the sale of indebtedness in the amount of 335,082.62 British Pounds owed to the investors by Trojan Television Limited. Each of these investors covenanted that it acquired the shares for its own account for investment purposes only and not with a view to any distribution of the shares, and that he was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

     In July 1999, the Registrant issued warrants to purchase 400,000 shares of common stock to iBidLive, N.V. Of these warrants, 200,000 are exercisable at $3.50 per share and expire on December 31, 1999, and 200,000 are exercisable at $4.00 per share and expire on June 30, 2000. The warrants were issued as partial consideration for the settlement of claims against Trojan Television Limited by affiliates of iBidLive, N.V. pursuant to a settlement agreement dated as of April 30, 1999. iBidLive covenanted that it acquired the warrants for its own account for investment purposes only and not with a view to any distribution of the warrants, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation
D) as a transaction not involving any public offering.

     In September 1999, the Registrant sold 40,500 shares of common stock to Chiltern Group PLC in payment of $162,000 in investment banking fees owed by the Registration to Chiltern Group PLC. Chiltern covenanted that it acquired the shares for its own account for investment purposes only and not with a view to any distribution of the shares, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

     In September 1999, the Registrant sold 9,540 shares of common stock to HAL Nominees Limited in payment of $38,000 in legal owed by the Registrant to HAL Nominees Limited. HAL Nominees covenanted that it acquired the shares for its own account for investment purposes only and not with a view to any distribution of the shares, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation
D) as a transaction not involving any public offering.

     In September 1999, the Registrant sold 8,566 shares of common stock to Wendy L. Paige in payment of approximately $55,200 in legal fees owed by Trojan Television Limited to Ms. Paige. Ms. Paige covenanted that she acquired the shares for her own account for investment purposes only and not with a view to any distribution of the shares, and that she was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Registrant's 1999 Annual Meeting of Stockholders held on July 22, 1999, the Registrant's stockholders (a) elected Mark Dyne, Kevin Bermeister and Diana Maranon to serve as Class III Directors of Registrant for three years and until their respective successors have been elected, and (b) approved an amendment to the Registrant's 1996 Stock Option Plan to increase from 1,080,000 to 2,500,000 the maximum number of shares of common stock that may be issued pursuant to awards granted under the plan.

     Each Director was elected by a vote of 7,112,458 shares in favor of, and 295,100 shares withheld from voting for, that Director. At the annual meeting, 7,026,563 shares were voted in favor of, 346,065 shares were voted against, and 34,930 shares were withheld from voting on the amendment to the Registrant's 1996 Stock Option Plan. There were no broker non-votes at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.

            27.1  Financial Data Schedule.

     (b) Reports on Form 8-K.

            Current Report on Form 8-K filed on July 1, 1999, reporting under
            Item 5 the Registrant's proposed acquisition of substantially all of the shares of capital stock of Trojan Television Limited, and including therewith historical financial statements of Trojan Television Limited and pro forma financial statements as if the acquisition had occurred.

            Current Report on Form 8-K filed on July 14, 1999, reporting under Items 2 and 7 the Registrant's acquisition of substantially all of the shares of capital stock of Trojan Television Limited, and including therewith historical financial statements of Trojan Television Limited and pro forma financial statements giving effect to the acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: November 12, 1999              /S/ MICHAEL OZEN
                                    -----------------------------------
                                    By: Michael Ozen
                                    Its: Chief Financial Officer (Principal
                                         Financial and Accounting Officer)
                                         and Secretary