Form 10KSB
period 1999-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2000-03-30
CIK 1022844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                            Yes X    No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $730,000.

     At March 10, 2000 the aggregate market value of the voting stock held by non-affiliates of the issuer was $153,436,839.

     At March 10, 2000 the issuer had 14,251,626 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __   No X

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the issuer's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

     Brilliant Digital Entertainment is a pioneering entertainment content provider and 3D animation technology developer for the converging Internet and television markets. We have expanded our business to include the broadcast and webcast over the Internet and television, of live auctions through our subsidiary, The Auctionchannel, Inc.

     We use our proprietary software tools to develop and distribute digitally-animated interactive content for the Internet, including our Multipath(TM) Movies. We also develop technology and software tools for sale to others to be used by them in the development of content for the Internet. Our subsidiary, The Auction Channel, enables viewers to watch auction events on television or the Internet and use the Internet or their telephone to bid in real time against bidders present at an auction.

     We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. We acquired Trojan Television Limited in July 1999, and are in the process of transferring Trojan to our subsidiary, The Auctionchannel, Inc. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our websites, www.multipathmovies.com and www.theauctionchannel.com, does not constitute part of this Form 10-KSB.

                         OUR DIGITAL ANIMATION BUSINESS

THE DIGITAL ENTERTAINMENT MARKET

     Digital entertainment is created, stored and distributed electronically. Examples of current digital entertainment products include computer games, music, virtual reality attractions, computer-animated Internet and television programs and feature films. Traditionally, digital entertainment has been distributed on CD-ROM and game console cartridges. Leading edge digital entertainment products are now also being released online to capitalize on the current interest in the Internet and the World Wide Web. In addition, digital entertainment products have recently been released as broadcast television and cable programming, home videos, and even full-length feature movies, although on a limited basis.

OUR MULTIPATH MOVIES

     We produce Multipath Movies that are three-dimensional digitally animated stories each with multiple plot alternatives, or paths, leading to multiple distinct conclusions that are influenced by the user. The action of a Multipath Movie does not stop while a user makes decisions. A user's decisions are implemented seamlessly because our proprietary Digital Projector has the technical ability to form and manipulate streams of complex three-dimensional animated images in real time, sequentially, for the duration of the movie. Users interact with Multipath Movies by responding with a mouse or keyboard to decision points which affect the plot of a Multipath Movie. The Multipath Movie allows the user to jump forward or back up to previously viewed scenes and, if desired and permitted by the director, to select a different decision path.

MULTIPATH MOVIE PRODUCTION

     We develop a broad range of titles designed to appeal to viewers of varying ages and tastes. Our strategy is to continue to develop and produce a library of Multipath Movie Webisodes for the Internet.

Webisodes are 3 to 7 minute movies that we typically syndicate to other well-trafficked websites and offer on our own website for viewing on a weekly basis. Users are reminded by way of a weekly email to view the next in the series of Webisodes. We have developed titles in the following series:

     KISS IMMORTALS SERIES. We collaborated with the rock group KISS to create, develop and produce a unique new interactive digital entertainment and music product based on and featuring KISS. The initial title, KISS IMMORTALS features the voices, likenesses, trademarks and master recordings of the performances of this legendary group.

     SUPERMAN SERIES. Our agreement with D.C. Comics provides us with rights to use the comic strip character SUPERMAN in Multipath Movies, which can be distributed on CD-ROM and DVD and via the Internet. We recently licensed the SUPERMAN titles to Time Warner's, Entertaindom website on an exclusive basis. To date, we have confirmed orders from Entertaindom for 45 Webisodes.

     XENA; WARRIOR PRINCESS SERIES. Our agreement with Universal Studios provides us with rights to use certain story scripts from the live action television series XENA: WARRIOR PRINCESS and animated character designs from the direct-to-video motion picture HERCULES & XENA: THE ANIMATED MOVIE for use in the production of Multipath Movies. The Multipath Movie titles based on the original plots have been developed for CD-ROM and DVD, and will be distributed via the Internet. In this series we have completed production of GIRLS JUST WANNA HAVE FUN and DEATH IN CHAINS, and continue to produce Webisodes in this series expected for release in the first half of 2000.

     ACE VENTURA SERIES. The Ace Ventura series was developed through an agreement with Morgan Creek, a major developer and distributor of feature films. We have developed two titles in the series, THE DON IS DEAD and THE CASE OF THE SERIAL SHAVER.

     GRAVITY ANGELS SERIES. We have created an original series called GRAVITY ANGELS, which currently consists of 4 episodes, totaling 16 Webisodes. We are in the process of developing these titles into Webisodes and have created a version of this series for distribution on television.

     CHOOSE YOUR OWN NIGHTMARE SERIES. We have developed several titles in the CHOOSE YOUR OWN NIGHTMARE series targeting children eight to twelve years of age. Titles in the series include NIGHT OF THE WEREWOLF, HALLOWEEN PARTY, HOW I BECAME A FREAK, THE EVIL PENPAL, THE CURSE OF THE MUMMY and THE BITE OF THE VAMPIRE. All of these titles are based upon Bantam Doubleday Dell's popular children's series, CHOOSE YOUR OWN NIGHTMARE.

     POPEYE SERIES. The POPEYE series is targeted at children three to twelve years of age. These titles are specifically designed to appeal to this age group by including more comic-like characters and engaging music and sound effects. Titles developed include QUEST FOR THE WOOLLY MAMMOTH, THE SUNKEN TREASURE and THE RESCUE, all featuring POPEYE.

SALES AND MARKETING OF OUR MULTIPATH MOVIES

     Our sales and marketing program is designed to achieve revenue growth, capture new customers and promote the ongoing growth of the Multipath Movie genre through various distribution methods and promotional initiatives. To facilitate the broad acceptance of Multipath Movies, we are pursuing a broad distribution strategy.

     INTERNET AND ONLINE SERVICES. Given the importance of Internet and online delivery in the overall success of the Multipath Movie and other movies using our B3D technology, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we follow a syndication strategy to distribute content as broadly as possible across the Internet. We will continue to focus more and more of our efforts toward Internet distribution through third party websites. Much progress has been made in this area during late 1999 and in the first quarter of 2000.

     The development of compression technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts. We believe that reductions in the time to download and stream Multipath Movie and B3D content over the Internet will lead to an increase in online acceptance and distribution of our products.

     CD-ROM/DVD RETAIL CHANNELS AND DIRECT-TO-RETAIL. We are continuing to establish a retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. We are making progress in the retail channel through our relationship with GT Interactive, who is representing selected titles on CD-ROM through their mass-market outlets. There are, however, numerous obstacles and uncertainties involved in developing a retail distribution channel. Further, we intend to release Multipath Movie titles to the DVD market for distribution commencing in 2000. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market.

     TELEVISION BROADCAST/CABLE PROGRAMMING AND HOME VIDEO. We have begun to market our Multipath Movies as television programming and home video features. Due to the episodic and serial nature of our Multipath Movies, our titles are easily adaptable to the episodic television market. In addition, by grouping multiple episodes together, we also can produce titles for the cable and direct to video markets. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two-hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. We believe the convergence of television programming and Internet content can create opportunities for more content to be produced using our technology.

INTERNATIONAL SALES AND MARKETING OF OUR MULTIPATH MOVIES

     Our international sales and marketing strategy is managed from the United States and executed through a combination of domestic and offshore efforts. Our strategy for international distribution is to utilize exclusive arrangements for specific countries or dedicated territories with distributors that, in management's opinion, are well suited to direct the commercial launch and ongoing marketing support of products in that country or territory. We believe we will continue to capitalize on management's extensive network of international relationships and background in the international distribution of CD-ROM and video game products. In 1997 we retained a managing director for Europe, based in the United Kingdom. We are actively exploring distribution, joint venture and strategic relationship opportunities in Europe. We believe that product distribution in Europe will require implementation of localized distribution strategies and methods through established regional distributors. In addition, we believe that greater emphasis on traditional retail distribution methods will be required in Europe initially because of lower Internet usage in this region.

     We recently concluded an agreement with e-New Media, a Hong Kong-based publicly traded company for the distribution of new and existing content and the development of newly created content for the Asian market. The agreement included an equity investment in Brilliant. In addition, we have an existing agreement in place for the Latin American market with a Panamanian company for the localization and distribution of selected titles in parts of Latin America.

     Given the global nature of the World Wide Web, we believe that international markets represent a significant incremental opportunity for our Multipath Movies delivered over the Internet. Utilizing our proprietary TalkTrack technology, we can deliver Multipath Movies in foreign languages without significant logistical or cost issues.

DISTRIBUTION OF OUR MULTIPATH MOVIES

     We have developed and continue to develop a large distribution network for our Multipath Movies. Some of our distribution partners include:

     TIME WARNER'S ENTERTAINDOM. A new site sponsored by Warner Bros. Online, Entertaindom features a broad array of entertainment, information and services including animation-, video-, music- and games-based entertainment. Our SUPERMAN Multipath Movie webisodes are prominently displayed in a Multipath Movie channel on the Entertaindom website with other selected Multipath Movie content, including KISS IMMORTALS. The website will also feature links to our website to access other Multipath Movie content.

     Excite@HOME. We entered into a content and distribution agreement with @Home Network, the leading provider of high-speed Internet services via cable infrastructure, in December 1998. Under the agreement our Multipath Movie titles are offered to @Home subscribers, enabling them to access our interactive digital Webisodes via our website at www.multipathmovies.com. @Home's high-speed network allows subscribers to download our content at faster speeds than users connected to the Internet via standard modems can.

     VH1. We entered into a revenue share distribution agreement with VH1 whereby the KISS series is featured on their website. VH1 has committed to promote the series for a period not to exceed two years. Other programming initiatives are in discussions.

     ROAD RUNNER. We entered into a non-exclusive agreement with Road Runner, the high-speed online service, whereby digitally animated, 3-D interactive content, which we developed, including content optimized for broadband distribution, is distributed and promoted to Road Runner subscribers. We also participate in Road Runner's off-line marketing and promotions campaign, and our content is promoted within the Road Runner Service. Road Runner's high-speed network allows its subscribers to download and view our content much faster and more readily than through a standard Internet connection.

     SLINGSHOT. We entered into an agreement with Slingshot, a special purpose DVD publisher and distributor, in March 1999. We granted to Slingshot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement Slingshot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. Initial DVD titles are expected to be available in retail outlets in the second quarter of 2000.

     GT INTERACTIVE SOFTWARE. We continue to distribute select Multipath Movies on CD-ROM for the retail channel through GT Interactive.

OUR OTHER DIGITAL ANIMATION PRODUCTS

     In addition to our Multipath Movies, we are in the process of developing other digital animation products, including:

     B3D SHORTS. We produce short movie segments up to5 minutes in length using our B3D technology. These B3D Shorts cover a variety of genres, including adventure, drama and abstract. We develop these B3D Shorts to demonstrate the versatility of our proprietary software tools for use in creating engaging and diverse animated content.

     SPORTS TUTORIALS. We have produced a three dimensional, animated golf tutorial using our B3D technology. We are actively involved in attempting to secure sports personalities for use in these tutorials for a variety of sports, including golf and tennis.

     EDUCATION PRODUCTS. We are using our B3D technology to produce three dimensional, animated content for use in the educational market in a number of areas, including math, science and English.

     E-COMMERCE PRODUCTS. We have produced a demonstration showcasing the use of our B3D technology to create a three dimensional, animated shopping experience on the Internet. We believe that the three dimensional shopping environment created with B3D is superior to the more prevalent two dimensional shopping environments currently found on most websites.

COMPETITION FOR OUR DIGITAL ANIMATION CONTENT

     The markets for our digital entertainment products are intensely competitive, subject to rapid change and characterized by both the constant demand for new product features at reduced prices and the pressure to accelerate the release of new products and product enhancements. Our Multipath Movies and webisodes compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros and MCA Universal as well as numerous other independent motion picture and television production companies. Several movie studios already have developed their own internal computer animation capability and have developed and released animated feature films or created computer animation for special effects in animated films. We expect additional competition in the animated feature film market from these and other movie studios. We also compete with movie studios and Internet companies for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Internet entertainment companies include Atom Films, Pop.com, Protozoa.com, Shockwave.com and others that produce animated or video content for distribution on the Internet. We expect additional competition in the area of animated and video content for Internet distribution.

                           OUR SOFTWARE TOOLS BUSINESS

     Over the past four years, we have developed a suite of proprietary authoring and broadcasting software tools that allow for the delivery of full-screen, full-motion 3D animation over the Internet. The B3D tool suite has proven critical in the current adoption of our proprietary Multipath Movie format.

CONTENT PRODUCTION TOOLS

     The Company has developed several integrated proprietary software tools that enable it to produce Internet-ready, high-quality animated content.

     SCRIPNAV. ScripNav was developed specifically for the writing of complex Multipath Movie scripts. It is used to compose, edit and finalize a script using a commercially available word processing package. It provides for the insertion of various subplots into scenes in order to adapt the script to the Multipath Movie format.

     TALKTRACK. TalkTrack automatically synchronizes a character's lip movements with corresponding dialogue tracks. Talk Track does this by examining wave files and generating output files that contain references to the appropriate mouth shapes. TalkTrack allows for low cost modification of the Multipath content to any language without the awkward appearance of dubbed movies.

     B3D STUDIO. B3D Studio is the centerpiece of the content development and production process. B3D Studio is an object-oriented environment that collects and integrates source files from ScripNav and TalkTrack with graphics, sound and animation and makes them available for layup, editing and final output. B3D Studio provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. B3D Studio includes a Shot Based Editing System that enables movie "clips" to be incorporated into a scene. It also allows cuts and edits to take place, as in a traditional film environment. For example, the specific scene data (sets and props) can be loaded into memory and viewed from different camera positions.

     B3D Studio, through its Data Compression Wizard, builds, integrates and compresses the data files to create a B3D file to be played on our Digital Projector. The Data Compression Wizard arranges, assembles and, using licensed technology, compresses thousands of audio and bitmap files that are created during the development of a Multipath Movie in a manner that optimizes the playing of the title. The Data Compression Wizard compresses files allowing up to five hours of branching content to be captured in less than 60 megabytes of disk space, as compared with conventional technologies which presently would require at least one gigabyte of storage.

     DIGITAL PROJECTOR. Digital Projector contains all the necessary components to load and play Multipath Movies or any animation files that have been designed using our B3D technology. The Digital Projector is the software engine that the system uses to play a Multipath Movie, and is generally the only software tool that we must continually modify to permit the Multipath Movie to be adapted to new platforms. We have developed the Digital Projector for PCs, and will develop a Digital Projector for other platforms.

     In addition to our proprietary software tools and engines, we use certain commercially available sound and graphics tools in the Multipath Movie production process.

CONTENT TOOLS APPLICATIONS

     The B3D tools suite allows for the creation of three-dimensional objects that function within a three-dimensional environment and that can be updated in real time. Examples of the applications for the tool suite include:

     o Entertainment content delivered over the Internet and television and on CD-ROM and DVD

     o    Internet advertisements

     o    Virtual storefronts with database enabled e-commerce

     o    Educational programming

     o    Sports instruction

     o    Personal online persona

     o    Virtual Reality content applications and environment management

     Entertainment content created with the B3D tools suite has premiered in broadband on Excite@Home and RoadRunner, and premiered in narrowband on Time Warner's Entertaindom portal. In addition, we have or will post our three-dimensional animation content on VH-1, Nettaxi, Lycos, British Telecom, Telekom-Germany and other sites during the first quarter of 2000.

     We intend to offer three distinctive versions of our B3D tools suite targeting different types of customers in the graphics and e-commerce markets. These versions include B3D STUDIO, a fully-functional release aimed at major studios and animation production facilities, B3D PROFESSIONAL, a release aimed at professional web and content developers, and B3D MAX, a limited-feature release aimed at individual artists.

THE ADVANTAGES OF OUR SOFTWARE TOOLS

     We believe our B3D technology is the only known method for creating high-quality linear and interactive programming for the Internet, traditional television broadcasting, DVD and CD-ROM using a single production process. Our current B3D technology offers the following significant advantages over competing rich media or 3D real time animation technologies:

     SMALLER DATA TRANSMISSION REQUIREMENTS. While certain media requires the compression and transmission of each frame in a video image (there are 25 frames per second of video image), our B3D technology requires only the transmission of animation instructions, which consist of commands such as "move the left arm upwards by 12 degrees." As a result, B3D files require much less data to be transmitted, which allows B3D files to be streamed more easily over the Internet.

     SMALL FILES AND FAST RENDERING. B3D files are highly compressed binary images with simple command sets, requiring small files and resulting in fast rendering.

     INTERACTIVITY. B3D files offer interactivity. We have developed a unique pre-load system to enable story or interactive branching to take place seamlessly and without interruption to the story or visual representations.

     STREAMING DURING PLAYBACK. B3D files allow a movie to begin playing after only a portion of the program has been downloaded, with sound and animation continuing to stream over the Internet while the movie plays. Competing formats generally require that the entire program be downloaded before the user can begin to play the content.

     SCALABLE SCREEN SIZE. B3D files can scale from small thumbnails to full-screen movies without degradation. Competing formats generally either pixelate as users enlarge the screen, or are restricted to a partial screen.

     SCALES WITH INTERNET BANDWIDTH. Our Digital Projector automatically detects Internet bandwidth and selects the best-quality soundtrack and textures that can be streamed within this bandwidth. This is superior to those competing products which offer bandwidth scalability, but generally require the user to manually select their bandwidth requirements.

     LOW SERVER IMPACT. The continuous stream of video data served on demand to viewers worldwide continues to present a significant challenge. In contrast much of the data required to view B3D files resides on the user's computer. Consequently less data is required to be streamed to the user while the movie plays. In addition, B3D files compress to under 10% of video.

     USER FRIENDLY. To achieve acceptance with the broadest possible audience, we strive to make our products more user-friendly than those of our competitors, as follows:

     o VERSATILE PLAYABILITY. B3D files play with just a double-click of the mouse and in a number of different formats, such as on a web page, inside an e-mail, in a word processor document, spreadsheet or PowerPoint presentation. With self-contained B3D files, everything needed to view the animated content is contained in a single B3D file, eliminating the need for program installation.

     o WEBSITE OPERATORS. B3D files do not require special server software with attendant license fees. B3D files can be placed on any HTTP web server without any special server requirements. Their ease of use and low bandwidth requirement appeal to website operators.

     o ANIMATORS. Using our B3D Max plug-in, animators using the popular 3D Studio Max tools can quickly and easily output their work as a small .b3d file and play it on a web page in a full screen window with high clarity.

     o ADVERTISERS. The current standard advertising mechanism features silent, 5-frame animated Graphics Interchange Format files. Our technology allows for the use of real-time, 3D-based banner advertisements with animated graphics and streaming sound. More significantly, B3D advertisements themselves will be interactive. We believe that interactive advertisements will improve the likelihood that viewers will be interested in the ads and more likely to click on the ads because they will not be transported out of the website in which the ad appears. We believe our B3D ads will be desirable to websites operators, who will encourage their use, because the website will lose fewer viewers to linked advertiser sites.

     o E-COMMERCE. B3D designers may program the files so that consumers can only play the movie from within a specific website or only on one occasion, even though the viewer has already downloaded the data to their personal computer. Because B3D content is interactive, e-commerce can be integrated into the content to produce sales opportunities online. Furthermore, the capacity to control images on the viewers' personal computer enables product placement and responsive content to be created.

THE INSTALLER

     We have developed sophisticated installation technology that enables our Digital Projector and content to be installed without taking the user out of their Internet browser. The installer works in conjunction with encrypted installation scripts and a backend database to manage objects on the user's PC and to synchronize assets on the user's PC with those on the server. This will enable the future integration of e-commerce components into content and enable content to be updated on a regular basis. For instance, in a virtual shopping application, with each visit to the virtual supermarket, the Installer will detect objects and automatically update the user's PC with the necessary items required to display items in the order pre-determined by the vendor.

PENDING PATENTS

     The technology involved in creating and maintaining a state-of-the-art tools suite represents a significant barrier to entry for new and less technologically advanced competitors. We have applied for various patents with respect to our tools suite, which, if issued, will apply to the following subject areas:

     o    Streaming Internet Data

     o    Automated Lip Sync

     o    Controlling 3D Object Gestures

     o    Preloading, Caching and Look Ahead of Internet Streamed Data

     o    Real Time Scalability of Real Time 3D Graphics

     o    3D Data Compression

SALES, MARKETING AND DISTRIBUTION OF OUR SOFTWARE TOOLS

     We are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and three-dimensional design software package developed and marketed by Discreet, a division of Autodesk. Our B3D Max tool is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D Max is distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet of B3D Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue to release to the market. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are principally focused on the following tasks:

     o    Enhancing the B3D Max tool, documentation and Digital Projector;

     o Implementing our relationships with new affiliates and other technology partners;

     o    Completing our B3D Studio advanced animation production environment;

     o Developing enhanced Internet delivery capabilities of our Multipath Movies, including reduction of content file sizes though new compression technology and streaming of animation data;

     o Creating and implementing a progressive dowload system for shorter movie download times;

     o Developing our tools for use on Macintosh computers and other platforms;

     o Increasing the efficiency of our object-oriented data libraries and production process;

     o Enhancing our software tools to continually add features identified by, and of value to, the creative and production entertainment communities;

     o Improving our proprietary database to enhance facial expressions and mouth movements of Multipath Movie characters; and

     o Integrating our tools with third party databases for real time control over B3D web objects for use in e-commerce and content applications.

     We may determine to alter the course and scope of our research and development effort and to abandon any one or more of these projects. As is the case with most research and development efforts, there can be no assurance that our research will prove to be successful or result in commercially viable developments.

COMPETITION FOR OUR SOFTWARE TOOLS

     The markets for our software tools are competitive and subject to rapid change characterized by both the constant demand for new product features at reduced prices and the pressure to accelerate the release of new features and tool enhancements. Companies competing in this market include established companies like Macromedia as well as Pulse and Metacreations. Certain competitive companies are focused on two dimensional technologies as can be seen in the Macromedia Flash toolset, while others with less established technologies have centered on three dimensional animation. B3D enjoys many competitive advantages specific to its core area of expertise. We expect competitors to keep coming into the market as the demand for Internet-ready content increases.

                              OUR AUCTION BUSINESS

     We have recently expanded our business to offer Internet and television based auction services through our subsidiary, Trojan Television Limited, which we acquired in July 1999. Trojan is a London-based company doing business as The Auction Channel. We are in the process of transferring Trojan to our subsidiary, The Auctionchannel, Inc., which operates from offices located in New York.

     Founded in 1996, The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. The Auction Channel has been the first to:

     o Provide individuals and businesses the ability to bid live on auctions being conducted at auction houses around the world via the Internet and the telephone; and

     o    Simulcast live auctions on both television and the Internet.

     The Auction Channel's computer software and hardware systems currently are used to host two types of auctions:

     o REAL-TIME LIVE AUCTION EVENTS, which are broadcast on television or webcast from an auction floor using The Auction Channel's technology and which allow for interactive bidding either over the Internet or with a touchtone telephone; and

     o DELAYED ONLINE AUCTION EVENTS, which enable buyers to bid over a defined period of time, such as 5 days, for a particular item.

     The Auction Channel intends to expand its business to make its website, www.theauctionchannel.com, a principal destination on the Internet for collectors by offering live televised auctions, live webcast auctions, online auctions, fixed-priced dealer e-commerce and business-to-business dealer e-commerce, as well as by providing news, information, services and community both to collectors and dealers. Additionally, The Auction Channel intends to create the world's first 24 hour, 7 days a week global digital interactive television channel devoted exclusively to collecting and auctions.

THE AUCTION MARKETS

     There are three primary online auction markets, which include:

     o BUSINESS TO BUSINESS: The business-to-business market focuses primarily on products such as computers, industrial and biotech equipment, coal and other commodities and any other industrial item that is subject to liquidation or season-end excess inventory. This category also includes dealers, such as fine art dealers, selling through auction houses to other dealers.

     o PERSON TO PERSON: This person-to-person market is exemplified by Internet-based companies such as eBay, which act as a facilitator between buyers and sellers regardless of their geographical location. This market is characterized by a "buyer beware" policy since the facilitator normally does not take responsibility for the authentication of the goods being offered for sale.

     o BUSINESS TO PERSON: The business to person market has been the slowest of the auction markets to develop. We believe that this market will become a useful means for large retail companies to discount and close out unwanted inventory. This category also includes dealers selling through auction houses to private individuals.

     Within the auction market, we believe the following are the primary types of online auction companies:

     o AUCTION HOUSE WITH DEDICATED ONLINE TRADING AREA - includes companies that have developed their own online trading environment for their own auction activities.

     o AUCTION HOUSE WITH DEDICATED ONLINE TRADING AREA AND DEALER NETWORK - includes companies that have developed their own online trading environment for their own auction activities and the auction activities of members of a dealer network. Sotheby's is an example of this type of online auction company.

     o TRADING AREA - includes companies such as eBay which have developed trading areas where individuals post items for auction which are acquired by other individuals.

     o TRADING AREA WITH `TIED' AUCTION HOUSE - includes companies with a trading area that establish a relationship with an auction house in order to benefit from increased volume and authentication services. The relationship between Sotheby's and Amazon.com is an example of these types of online auction companies.

     o AUCTION HOUSE-TRADING CONDUIT OR CHANNEL - includes companies like The Auction Channel that provide distribution and marketing services to all auction houses.

     One of the many benefits to auction houses of the technology used by The Auction Channel is its low entry cost and low systems support and development expenditure in relation to its high market penetration. This enables auction houses to access and service new and fast growing markets with minimum development costs. The Auction Channel has developed a real-time auction environment specifically to add-value to existing auction house services, while at the same time differentiating its services from existing online auction companies.

THE AUCTION CHANNEL'S PRINCIPAL PRODUCTS AND SERVICES

     The Auction Channel's principal products and services consist of the following:

     INTERACTIVE BIDDING SYSTEM(TM) (IBS). IBS is a television-based service that permits an audience to view a live auction event on television and participate by placing bids over the telephone. The television signal is output on a cable or broadcast television channel and/or for local viewing in the auction room. To avoid confusion from poor synchronization of the television output and the telephone relay, the telephone is used solely to bid and cannot be used to listen in on auction events. The acceptance of a bid is communicated to the participant on the telephone and displayed to all viewers on the television screen. When the auctioneers hammer comes down stopping all further bids, the winner's "paddle" details are displayed. IBS is currently being developed to allow participants to bid using their television's remote control.

     NETBIDLIVE(TM). NetBidLive is an Internet-based service that permits an audience to view a live auction event on the Internet and participate by placing bids over the Internet using their personal computer. Participants initially access the Internet bidding Web site via The Auction Channel's Web site at www.theauctionchannel.com. Prior to bidding, the participant must provide a client number and personal identification number. The Web page shows a bid button that shows the next bid increment, an image of the item currently being bid upon and other details about the item. When the bid button is selected, the bid is transmitted in real time and feedback as to the status of the bid is sent to the participant. NetBidLive currently is being updated to include streaming of video and audio data.

     GRANDSTAND. GrandStand also is an Internet-based service that permits an audience to view a live auction event on the Internet, but the audience cannot participate in the auction by placing a bid. If users of GrandStand are interested in placing bids during an auction, they can push a button on their computer screen to access the registration screen of NetBidLive.

     AUDIODIRECT. AudioDirect is a telephone-based service that only permits bidding by telephone without the ability to view the item up for auction. The participant is provided with a catalogue of items up for auction in advance of the auction event. At the time of the auction, the participant follows the auction by listening over the telephone for item numbers and price information. AudioDirect has additional features, including the ability to leave commission bids, browse an electronic catalogue and select items that are up for auction, request more information about the condition of an item, receive an alarm call about a specific item, pay bills, obtain shipping price quotes and make shipping arrangements. This system currently is installed and operational in Christie's South Kensington, London sale room.

     SALE VISION. SaleVision is a television-based service that displays auction-related information on television screens throughout an auction house during an auction event. The display includes information about currencies, item descriptions and value estimates, as well as live footage of the auctioneer and of the item currently being bid upon. The SaleVision system also is used to output a television signal from the auction room to the broadcast satellite or cable service from which the TV signal is distributed to homes in the television broadcaster's territory.

     CURRENCYVISION. CurrencyVision is a very basic television-based service that includes only a current bid in different currencies for display on television screens throughout an auction house during an auction event. CurrencyVision is an entry-level product.

     OTHER SERVICES. The Auction Channel also provides website design and management assistance, marketing support, online catalogue design, customer registration and general online support services.

     The IBS, NetBidLive and AudioDirect products are designed to be used simultaneously at a single auction. Bids placed using any of these systems are consolidated and delivered to the auctioneer on a single screen or computer monitor, making it possible for the auctioneer to receive in one location remote bids from the IBS, NetBidLive and AudioDirect systems.

MARKETING OF THE AUCTION CHANNEL'S PRODUCTS AND SERVICES

     The Auction Channel was founded and had its principal offices in the United Kingdom. Due to its geographic location and the abundance of auction houses located in the United Kingdom, The Auction Channel has first tested and marketed its products and services primarily in the United Kingdom. We plan to further expand The Auction Channel's business in the United Kingdom, and to commence operations outside of the United Kingdom, including in North America, Asia and the remaining countries of Europe. The Auction Channel has established relationships with well known auction houses such as CHRISTIES, PHILLIPS, BROOKS, BONHAMS, ALLSOPS and ANTIQUORUM to deliver products and services, increase participation in auction events and help build auction house brand awareness. The Auction Channel's existing relationships with auction houses include exclusive and non-exclusive fixed term arrangements and arrangements relating to individual auction events.

     The Auction Channel markets its services to auction houses and television and cable networks through direct sales efforts by its senior management team. The Auction Channel markets and develops consumer awareness of its Web site and services by featuring its World Wide Web address, www.theauctionchannel.com, on all of its television programs, through Internet banner advertisements and links, newsletter subscriptions and media releases.

STRATEGIC RELATIONSHIPS

     The Auction Channel has entered into strategic relationships with auction and television companies to facilitate the growth of its auction business.

     The Auction Channel has provided its NetBidLive technology and Interactive Bidding System to a number of major international auction houses, including CHRISTIES, PHILLIPS, BROOKS, BONHAMS, ALLSOPS and ANTIQUORUM. The Auction Channel is developing an audio-only version of its IBS system for use at CHRISTIE'S SOUTH KENSINGTON, and has been providing its Internet and television auction services for CHRISTIE'S auctions broadcast by Sky Sports. For ALLSOP, The Auction Channel has agreement to webcast ALLSOP'S London-based auctions over the Internet. The Auction Channel has provided its Internet and/or television auction services to PHILLIPS, BROOKS, BONHAMS and ANTIQUORUM and expects to continue to provide similar services to these auction houses in 2000.

     The Auction Channel also has entered into strategic relationships with broadcast, cable and satellite television companies. In the United Kingdom, The Auction Channel is working with Sky Sports, the largest provider in the United Kingdom of sports programming for satellite and cable television. During 1998 and 1999, The Auction Channel produced approximately 12 sporting memorabilia auctions in various sports categories for distribution by Sky Sports. The Auction Channel has extended its agreement with Sky Sports to continue to provide additional auction programs in 2000.

     In 1999, The Auction Channel entered into an agreement with CanWest Global Communications, an international media company, to produce two auction events. Under the agreement, The Auction Channel produced a golf memorabilia auction in London, England that was transmitted to viewers in Canada, and expects to produce the remaining auction event in 2000.

     The Auction Channel also has entered into a memorandum of understanding with Viasat, a division of Modern Times Group, a Swedish media company, to form a joint venture for the production, distribution and exploitation of auction programming and Internet operations in certain markets served by Viasat. The Auction Channel and Viasat currently are negotiating the terms of the joint venture.

COMPETITION IN THE ONLINE AUCTION MARKET

     Competition in the on-line auction market is intense. Many competitors of The Auction Channel are substantially larger and have significantly greater resources and revenues. Principal competitors include eBay,

QXL, LiveBid, Onsale and Amazon.com. We estimate that eBay will have over 6 million registered users by the end of 1999 trading in tens of millions of items. Recently, eBay acquired Butterfield & Butterfield auctioneers, a traditional auction house. QXL, which uses the eBay delayed auction model and has announced that it is Europe's equivalent of eBay, has recently started an auction affiliate network. Onsale, Inc. is an electronic retailer that sells merchandise through an interactive online auction service. Amazon.com, Inc., is an online book, CD and video retailer which acquired LiveBid.com. LiveBid.com provides live bidding on online auctions. Additionally, Amazon.com has formed Amazon.Sotheby.com, a strategic partnership with Sotheby's, a traditional auction house. In addition to the above companies, most of the major portal Web sites, such as Yahoo and America Online, have instituted their own auction services.

PRINCIPAL SUPPLIERS

     Many of the underlying computer software and hardware technologies used by The Auction Channel, including the Interactive Bidding System and associated products, are licensed from Articulate UK Limited. The Auction Channel has, with respect to these technologies, a worldwide, irrevocable license, with rights to exploit and improve, to any and all software, patents, technology, object code, documentation and know how developed or owned or licensable by Articulate UK. The license granted to The Auction Channel currently is exclusive, but will become nonexclusive if The Auction Channel and its affiliates collectively do not spend with the Articulate UK and its affiliates at least 150,000 British Pounds in the first 12 months of the license term and 200,000 British Pounds in each year thereafter. The Auction Channel has the right to sublicense this technology to third party licensees including auctioneers but excluding parties in the business of providing auction related services to auctioneers. Articulate UK's right to license its technology is similarly restricted. Articulate UK retains the right to use the licensed technologies for its own internal business purposes, including its operation of an auction service in direct competition with The Auction Channel.

REGULATORY APPROVALS

     The United Kingdom Independent Television Commission requires that any person broadcasting television transmissions into or out of the United Kingdom must hold an ITC broadcast license. The Auction channel currently holds an ITC broadcast license.

RESEARCH AND DEVELOPMENT

     The Auction Channel has been developing the software to enable the Interactive Bidding System to successfully integrate with existing auction house technologies since the fourth quarter of 1998. The Auction Channel has spent approximately $287,000 on research and development during the fifteen months ended December 31, 1999.

                                  OUR EMPLOYEES

     At December 31, 1999, we had 93 full-time employees, of which 18 were engaged in research and development, 48 in production, 16 in general administration and finance and 11 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of four independent software developers and four consultants in administrative and business development roles pursuant to contractual relationships. Twelve of our employees, including the Chairman and CEO, the President, the CFO and the Director of Licensing, are based in Los Angeles, California. Two employees are located in The Auction Channel's offices in New York, New York and twelve are based in The Auction Channel's offices in London, England. Sixty-seven employees operate out of facilities located in Bondi Junction, a suburb of Sydney, Australia. Finally, our managing director for Europe is based in London, England. We expect to hire additional staff in 2000 in our Bondi Junction facility and in The Auction Channel's New York office.

ITEM 2.   DESCRIPTION OF PROPERTIES

     Our production and research and development facilities of approximately 9500 square feet are located in Bondi Junction, Australia, and have an annual rental of $178,000. Our motion capture facility is located in Alexandria, Australia and has an annual rental of $28,000. During January 1999, we merged our research and development facilities in Double Bay, Australia into its development facilities in Bondi Junction. We also lease an office in Woodland Hills, California for an annual rent of approximately $72,000. In December 1999, we doubled our Woodland Hills lease space to approximately 5,900 square feet, increasing our annual rental to $138,000, which commenced with the completion of the leasehold improvements in February 2000. We also lease an executive suite in New York, New York for a monthly rental of $12,600. In London, England, we lease office space on a short-term basis for $800 per month, and we currently are in negotiations for a longer-term lease.

ITEM 3.   LEGAL PROCEEDINGS

     We are not involved in any material litigation.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS

COMMON STOCK

     Brilliant's Common Stock trades on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                         HIGH          LOW
          YEAR ENDED DECEMBER 31, 1998
               First Quarter......................    $  6.38       $  2.13
               Second Quarter.....................       4.63          2.06
               Third Quarter......................       3.69          1.25
               Fourth Quarter.....................       3.50          1.06

          YEAR ENDED DECEMBER 31, 1999
               First Quarter......................    $  5.25       $  1.75
               Second Quarter.....................       7.94          2.50
               Third Quarter......................       6.12          2.62
               Fourth Quarter.....................       4.50          2.50

     On March 10, 2000, the closing sales price of the Common Stock as reported on the American Stock Exchange was $12.53 per share. As of March 10, 2000, there were 65 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1999, we entered into a debenture and warrant purchase agreement with Roseworth Group, Ltd. and issued to Roseworth under the agreement (i) a 4% convertible debenture in the principal amount of $1,000,000 due on October 29, 2000, (ii) a 4% convertible debenture in the principal amount of $500,000 due on October 29, 2000, (iii) warrants to purchase up to 50,000 shares of our common stock at an exercise price of $5.50 per share, and (iv) an aggregate of 10,504 shares of common stock as a financing fee. We also paid to Roseworth an aggregate cash fee of $45,000 in connection with the issuance of the debentures. In January 2000, Roseworth converted $1,500,000 of the principal amount of the debentures into 612,825 shares of our common stock, and in March 2000 Roseworth exercised the warrants and acquired 50,000 shares of our common stock for an aggregate purchase price of $275,000. In connection with these issuances, Roseworth covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the shares except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In November 1999, we issued to Chloe Holdings, Inc. 40,222 shares of our common stock upon the exercise by Chloe of warrants granted to it in 1996. Chloe paid us an aggregate of $1,311.24 upon exercise of the warrants. In connection with this issuance, Chloe covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the shares except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In December 1999, we entered into an agreement with Continental Capital & Equity Corporation pursuant to which we engaged Continental to provide us with public relations services. In connection with the agreement, we issued to Continental in January 2000 (i) 50,000 shares of our common stock as payment for $150,000 in services rendered by Continental under the agreement, and (ii) warrants to purchase up to 240,000 shares of our common stock at the following exercise prices: 25,000 thousand shares have an exercise price of $5.00 per share, 50,000 shares have an exercise price of $6.00 per share, 75,000 shares have an exercise price of $7.00 per share; and 90,000 shares have an exercise price of $8.00 per share. In connection with these issuance, Continental covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the shares except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In December 1999, we sold to Harris Toibb, Howard Smuckler and Don Kinder an aggregate of 500,000 shares of our common stock for aggregate proceeds of $1,250,000. In connection with these issuances, each of Messrs. Toibb, Smuckler and Kinder covenanted that he was acquiring the securities for his own account for investment purposes only and not with a view to any distribution of the shares except pursuant to registration under the Securities Act, and that he was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In February 2000, we sold to Enewmedia Digital Entertainment Limited 666,667 shares of our common stock for aggregate proceeds of $4,000,000. In connection with this issuance, Enewmedia covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the shares except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999 . EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED IN "RISK FACTORS" INCLUDED ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

     Brilliant Digital Entertainment is a pioneering entertainment content provider and technology developer for the converging Internet and television markets. We use our proprietary software tools to develop and distribute three dimensional, digitally-animated interactive content for the Internet, including our Multipath Movies. We also develop technology and software tools for sale to others to be used by them in the development of content for the Internet. Through our subsidiary, The Auctionchannel, Inc., we also provide services to auction houses that enable participants to watch auction events in real time on television, and the Internet, and to bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996.

     Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and on the successful distribution and market acceptance of our proprietary software tools. Our annual and quarterly revenue also will depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Risk Factors - We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be extremely difficult to forecast.

OUR ACQUISITION OF THE AUCTION CHANNEL

     On July 1, 1999, we acquired Trojan Television Limited. Trojan Television Limited is a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and the Internet, and use the Internet or their telephone to bid simultaneously with people actually present at the auction house.

CD-ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL

     We are continuing a limited retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. Distribution is being effected in the retail channel through our relationship with GT Interactive, who is representing selected titles sold in jewel case CD-ROM formats. Certain titles are now available in selected mass merchant retailer stores.

DVD MARKET

     We intend to release Multipath Movie titles to the DVD market for distribution commencing in the second half of 2000. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. Original Equipment Manufacturer (or OEM) and bundled sales of DVD products will be managed jointly by SlingShot and us. SlingShot will also use a DVD version of our Digital Projector to drive traffic to our website. We have begun delivery of titles to SlingShot for conversion to the DVD format and have developed a release plan to ensure timely delivery of DVD titles into the retail channel. DVD titles are expected to be available in retail outlets in 2000.

INTERNET AND ONLINE SERVICES

     Given the importance of Internet and online delivery in the overall success of the Multipath Movie and other B3D format movies, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we seek to follow a syndication strategy to distribute content as broadly as possible across the Internet. We will continue to focus more and more of our efforts toward Internet distribution through third party websites. Much progress has been made in this area during late 1999 and in the first quarter of 2000 our content is available on third party websites such as VH1, Net Taxy, Time-Warner Entertaindom and the Road Runner.

B3D - MAX

     We are also pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. B3D - Max is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Max is distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet of B3D - Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue to release to the market. Animation content generated using B3D - Max can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.

NON-INTERACTIVE FORMAT FOR TELEVISION, CABLE AND VIDEO

     We have progressed with our plans to release some of our Multipath Movies in non-interactive format as television broadcast/cable programming and home video features. In January 1999, we entered into an agreement with Kaleidoscope Media Group for the distribution of GRAVITY ANGELS, a two hour 3D animated science fiction thriller, to the television broadcast/cable and home video markets. We are in discussions with several TV Broadcasters who have expressed interest in the rights for their individual territories. However, we do not guarantee that such agreements will be concluded or that the terms of such agreements, if concluded, will be favorable to us.

PACKARD BELL

     In 1997 we recognized revenue and recorded in accounts receivable $1,973,000 due from Packard Bell NEC in connection with a distribution deal. Packard Bell NEC did not comply with the terms of its distribution agreement with us. Specifically, Packard Bell NEC did not ship our software with up to 6 million computers with at least 2 million of such computers being shipped within 12 months of the commencement of shipment, subject to an extension not to exceed 6 months. The shipment would have triggered Packard Bell NEC's obligation to pay a minimum royalty of $1,973,000 at the rate of $1 for each Packard Bell NEC computer shipped with our products. We received $98,000 in royalty fees from Packard Bell NEC in late 1998 and early 1999. In December 1999, we settled our distribution agreement and received a payment of $1,550,000 from Packard Bell NEC. The remaining balance of $325,000 originally recorded in accounts receivable was expensed as a bad debt in 1999.

RESULTS OF OPERATIONS

     REVENUES. Revenues from the sale of Multipath Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Risk Factors -- Product returns that exceed our anticipated reserves could result in worse than expected operating results."

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

     Revenues which are earned from the broadcast of auctions are recognized when the broadcast airs. Revenues which are computed as a percentage of the hammer price of an item up for auction are recognized when the item is knocked down.

     Revenues which will be earned from the sale or licensing of our software tools will be recognized when the sales or licensing agreements are entered into.

     Where we earn revenues from the placing of our content on third party web sites we will recognize these revenues when the third party accounts to us. These revenues will be accrued during the period to which they relate.

     Revenues increased from $431,000 for the year ended December 31, 1998 to $730,000 for the year ended December 31, 1999. Revenues for the year ended December 31, 1999 include $145,000 earned under a Multipath Movie technology and content development agreement, Multipath Movie retail sales of $310,000 and $175,000 in auction service revenues earned by The Auction Channel, primarily from the televised broadcast of auctions. Motion Capture Services, the software for the capture of motion for animated digital characters, generated $36,000 in revenues. Revenues for the prior year were primarily the result of $221,000 from software sales and $201,000 earned under the Multipath Movie technology and content development agreement.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. The Auction Channel cost of revenues consists of costs associated with the broadcast of live auctions. Cost of revenues decreased from $1,383,000 for the year ended December 31, 1998 to $899,000 for the year ended December 31, 1999. This represents a decrease of $484,000. In 1998, we amortized $321,000 and incurred a write down of $834,000 to net realizable value. In 1999, we amortized $501,000 of capitalized movie software costs for previously released titles, and we incurred direct costs of $213,000 for the production of Internet and television-based auction services for the six months ended December 31, 1999 for The Auction Channel.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, travel and trade shows. Sales and marketing expenses decreased from $1,785,000 for the year ended December 31, 1998 to $930,000 for the year ended December 31, 1999. The decrease is primarily attributable to a decrease in our promotional efforts. Sales and marketing expenses are expected to increase in future periods due to the expansion of our sales force and marketing efforts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, bad debt expenses, rent, insurance costs and professional fees. General and administrative expenses increased from $2,936,000 for the year ended December 31, 1998 to $4,788,000 for the year ended December 31, 1999. This represents an increase of $1,852,000, which is primarily attributable to increased employment costs of $227,000 associated with the development of internal management and the addition of personnel, increased professional fees of $410,000 as a result of a greater level of activity, $720,000 due to the addition of Trojan in the UK in July 1999, $244,000 due to the establishment of the New York offices of The Auction Channel, and the write-off of $325,000 related to an accounts receivable from Packard Bell NEC under our distribution agreement originally recorded in 1997. The amount was written-off following our December 1999 settlement with Packard Bell NEC for $1,550,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop Multipath Movies. Research and development expenses decreased from $3,798,000 for the year ended December 31, 1998 to $3,725,000 for the year ended December 31, 1999 primarily due to a reduction in personnel.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $390,000 for the year ended December 31, 1998 to $445,000 for the year ended December 31, 1999. The increase is attributable to the increase in depreciable assets resulting from the growth of our operations, primarily from production and general overhead activities. Amortization expense for the year ended December 31, 1999 includes amortization of goodwill of $583,000, software technology of $40,000 and customer database of $16,000, all attributable to the purchase of Trojan Television Limited in July 1999.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to BII by the Australian Trade Commission for BII's participation in certain export activities. Other income and expense decreased from income of $436,000 in 1998 to income of $48,000 in 1999. This reduction is primarily a result of a decrease in net interest income of $256,000 due to lower cash balances and an increase in interest and debenture expense of $238,000 due to our increased financing activities offset to an extent by an increase in trade grant revenue of $110,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, our principal source of liquidity was approximately $2,506,000 in cash, which we primarily raised through debt and equity financing.

     In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our common stock at a discount to its "Market Price" from time to time during the three-year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "Market Price" of our common stock at the time we give a sale notice is at least $1.00 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares, is in effect at the closing of the sale. "Market Price" is defined as the lowest daily volume weight adjusted price of our common stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our common stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to St. Annes an amount equal to 3% of the purchase price, and to issue to St. Annes shares of common stock having an aggregate value equal to 2% of the purchase price of the shares of common stock to be issued and sold to St. Annes under the securities purchase agreement. On February 2, 2000 the Company sold 230,075 shares of common stock to St. Annes under the purchase agreement for gross proceeds of $1,000,000. Brilliant paid St. Annes $30,000 and issued to St. Annes 4,049 shares of common stock as a fee in connection with the sale.

     On April 27, 1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declared effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. In connection with the loan, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of our common stock. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock at $3.26 per share. On May 24, 1999, Roseworth converted $500,000 of the debenture into 129,033 shares of common stock at $3.87 per share. On October 8, 1999, Roseworth converted the remaining $250,000 in principal under the debenture into 95,785 shares of common stock at $2.61 per share.

     In May 1999, we closed a private placement of 2,132,000 shares of our common stock, which were issued to seven investors. The private placement raised aggregate proceeds of $4,311,250. Of the 2,132,000 shares of common stock, 1,880,000 shares were issued to five investors at $2.00 per share and 252,000 shares were issued to two investors at $2.1875 per share.

     On October 29, 1999 and December 22, 1999, we issued two additional debentures to Roseworth in the principal amounts of $1,000,000 and $500,000, respectively. In connection with these loans, we paid to Roseworth a fee of $45,000 and issued to Roseworth 10,504 shares of our common stock. On January 10, 2000, Roseworth converted the entire $1,500,000 of the debentures into 612,825 shares of common stock at $2.45 per share. On March 15, 2000, Roseworth exercised 50,000 warrants at $5.50 per share for $275,000.

     Net cash used in operating activities during the year ended December 31, 1999 was primarily attributable to a net loss of $10,648,000. Net cash used in investing activities in the year ended December 31, 1999 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment. In April 1999, we redeemed a convertible debenture we issued in December 1998 for $100,000 plus accrued interest, and we redeemed a related warrant for $5,000, and entered into an alternative financing arrangement with St. Annes Investment, Ltd. as described above.

     We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998 with continued sales in 1999. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project currently is in development and we have expensed $618,000 on this project. We also are required as of December 31, 1999 to make minimum payments of $107,000 under various licensing agreements. At December 31, 1999, we had rental commitments for our offices and production facilities of $705,000 and a promissory note for the financing of fixed assets in the amount of $97,000 payable over the next 4 years.

     We believe that our existing funds, cash generated from operations and proceeds from the sale of common stock under our securities purchase agreement with St. Annes as well as proceeds from the sale of common stock and warrants under an investment agreement with Enewmedia will be sufficient to fund our ongoing working capital requirements for at least the next twelve months. See "Risk Factors - If we are unable to raise additional funds, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly."

ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

     The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, the Company expenses all costs related to the development of both its software tools and Multipath Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. The Company continues to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. Multipath Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for Multipath Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred.

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

YEAR 2000

     We have not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by us and our key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. We do not currently anticipate any future Year 2000 problems.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

     WE WILL NOT BE ABLE TO GENERATE REVENUES IF OUR MULTIPATH MOVIES DO NOT ACHIEVE MARKET ACCEPTANCE. Each Multipath Movie is an individual artistic work, and its ability to generate revenues primarily will be determined by consumer reaction, which is unpredictable. To generate revenues, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our Multipath Movies. We cannot be certain that we will be able to do so. Other factors that influence our ability to generate revenues from our Multipath Movies include:

     o consumer reluctance to initiate time consuming downloads of data necessary to view our products;

     o    our marketing strategies;

     o    the quality of our products and competing products;

     o our ability to enter into revenue share agreements with third party web sites;

     o    critical reviews; and

     o the availability of alternative forms of entertainment and leisure time activities.

     WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS. We cannot be certain that we will be able to meet our planned release dates for our new Multipath Movies. If we cannot release an important new product or webisodes during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our first Multipath Movies, CYBERSWINE, POPEYE AND THE QUEST FOR THE WOOLLY MAMMOTH, NIGHT OF THE WEREWOLF and the HALLOWEEN PARTY to begin arriving at retailers at the end of December 1997, after the 1997 holiday selling season. Similarly, we experienced distribution delays in the fourth quarter of 1998 that caused our products to reach retail shelves only at the end of December, after the 1998 holiday selling season. As a result, we experienced fewer sales of these products than we would have if the products were in stores during the holiday selling seasons, which had a materially adverse effect on our operating results for the 1997 and 1998 fourth quarters. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

     WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT DEMAND FOR OUR PRODUCTS VIEWED ON THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD THE LARGE AMOUNTS OF DATA NECESSARY TO VIEW OUR PRODUCTS ON THE INTERNET. Our revenue growth depends in part on our ability to distribute our products for viewing on the Internet. We believe that without reductions in the time to download Multipath Movies over the Internet, our Multipath Movies may be unable to gain consumer acceptance. This reduction in download time depends in part upon advances in compression technology. We have previously experienced delays in the development of compression technologies, which, we believe, materially and adversely affected our online sales and results of operations. We believe that large, time-consuming downloads have previously deterred potential users of our products and have reduced the effectiveness of our marketing campaigns at that time. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER COMPLETION OF MULTIPATH MOVIE TITLES AND REDUCE OVERHEAD SIGNIFICANTLY. We believe that our existing funds, cash generated from operations and proceeds from our future sales of common stock to St. Annes Investments, Ltd. under the securities purchase agreement we entered into with St. Annes in March 1999 will be sufficient to fund our working capital requirements for at least the next twelve months. After that period, we may need to raise additional funds through debt or equity financing or by other means. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly, which could have a material adverse effect on our business. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

     THIRD PARTY WEB SITES AND THE LICENSORS FROM WHOM WE OBTAIN RIGHTS TO OUR STORIES AND CHARACTERS MAY CAUSE THE DELAY OF THE RELEASE OF OUR PRODUCTS, WHICH MAY RESULT IN LOWER REVENUES THAN ANTICIPATED. Our distribution relationships with third party web sites and our licensing arrangements with companies that own the stories or characters used in many of our Multipath Movies, contain potentially burdensome provisions. These provisions may affect our ability to release our products, which would adversely affect our revenues, for a number of reasons, such as:

     o A software distributor or a licensor of a story or character may, in the exercise of its product approval rights, arbitrarily require expensive and time consuming changes to our products, which may cause a delay in the release of the products; and

     o A third party web site could delay the inclusion of our content on the site, and thereby cause a delay in distribution.

     WE MAY NOT BE ABLE TO LICENSE STORIES AND CHARACTERS THAT APPEAL TO CONSUMERS FOR USE IN OUR MULTIPATH MOVIES, WHICH IS NECESSARY FOR OUR MULTIPATH MOVIES TO HAVE APPEAL IN THE MARKET. We use stories and characters developed by third parties in our Multipath Movies. If we cannot license stories and characters that appeal to consumers at prices or upon terms or conditions that we consider acceptable, we may not be able to develop Multipath Movies that consumers will watch. To have access to appealing stories and characters for use in our Multipath Movies, we will need to continue to develop new relationships and maintain existing relationships with the licensors of these stories and characters. Many licensors are reluctant to grant broad licenses covering multiple formats, like the Internet and television, to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses.

     IF THE VENDOR WE USE TO DELIVER MULTIPATH MOVIES THROUGH OUR INTERNET SITE EXPERIENCES AN INTERRUPTION IN SERVICE, WE WILL NOT BE ABLE TO DELIVER MOVIES THROUGH OUR INTERNET SITE UNTIL SERVICE RESUMES. We presently use a single vendor to deliver Multipath Movies through our Internet site. Any significant interruption in service provided by this vendor could interrupt sales and delivery of Multipath Movies and adversely affect our ability to conduct this portion of our business and maintain customer satisfaction.

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

     IF WE ARE UNABLE TO DEVELOP A RETAIL SALES CHANNEL, EFFECTIVELY COMPETE FOR RETAIL SHELF SPACE AND NEGOTIATE FAVORABLE TERMS WITH RETAILERS, OUR RETAIL SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. We anticipate that a certain amount of Multipath Movies will be made by traditional retailers. We may not be able to achieve retail sales at prices favorable to us. We have no prior experience in developing or managing a retail sales channel or selling products in retail stores. We are currently expending resources to develop a retail sales channel, which expenditures must be made before we realize any significant retail sales. The competition for shelf space in retail stores is intense. We expect that our products will constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our sales volume and the price we receive for our products.

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

     THE AUCTION CHANNEL MAY NEVER BE PROFITABLE, WHICH WILL ADVERSELY AFFECT OUR CONSOLIDATED OPERATIONS. The Auction Channel commenced operations in July 1996 and, accordingly, has a limited operating history upon which to evaluate its future prospects. There can be no assurance that The Auction Channel will achieve profitability or implement its business strategy. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $485,000 in fiscal 1998, $1,978,000 for the fiscal year ended June 30, 1999 and $958,000 for the six months ended December 31, 1999, and an accumulated deficit of $3,731,000 as of December 31, 1999 relating to net losses from the period from July 1, 1996 through December 31, 1999. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months.

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

     PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS. At the time we ship our products to retailers we will establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that any future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and depress the market price of our common stock. Actual returns to date have been within management's estimates.

     FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

     o the introduction or enhancement of software products and technology by us and our competitors;

     o our ability to produce and distribute retail packaged versions of Multipath Movies in advance of peak retail selling seasons;

     o our ability to create appealing content which will generate advertising revenue; and

     o our ability to enter into revenue share agreements with third party web sites.

     Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, our revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters.

     IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED MULTIPATH MOVIES, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create Multipath Movies have been developed over the past four years. Additional refinement of these tools are necessary to continue to enhance the Multipath Movie format. If we cannot develop improvements to these software tools, our Multipath Movies may not obtain or maintain market acceptance and our revenues will be adversely affected.

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

     BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of March 10, 2000, our officers and directors owned, in total, approximately 15% of the outstanding shares of our common stock. As a result, our officers and directors may be able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

     OUR SALE OF SHARES TO ST. ANNES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS. We have entered into a securities purchase agreement with St. Annes Investments, Ltd. that allows us to sell to St. Annes up to $6,000,000 worth of shares of our common stock at a discount to the then-prevailing market price of our common stock. If the market price is $4.00 or less, St. Annes will receive a discount equal to 14% of the market price, and if the market price is greater than $4.00, St. Annes will receive a discount equal to 12% of the market price. Additionally, we have agreed to issue to St. Annes as a fee shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock that are issued and sold to St. Annes under the securities purchase agreement. Accordingly, the issuance of shares under the securities purchase agreement will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially impact future periods, and the market price of our common stock could be materially and adversely affected. As of March 10, 2000, we have sold 230,075 shares of our common stock for gross proceeds of $1,000,000. We also have issued 4,049 shares of our common stock to St. Annes as a fee.

     The table below sets forth the number of shares and the percentages of our common stock that St. Annes would own if we elected to sell the remaining $5,000,000 worth of stock under the purchase agreement. The share amounts and the percentages include 234,124 shares already issued to St. Annes under the securities purchase agreement and shares St. Annes will receive as a fee under the securities purchase agreement. The share amounts and the percentages are based on our closing share price of $12.63 on March 10, 2000, and on assumed closing share prices of $9.47, $6.32 and $3.16, which prices represent a 25%, 50% and 75% decline, respectively, in our March 10, 2000 closing share price. The percentages are also based on 14,251,626 shares of our common stock outstanding on March 10, 2000.

   PERCENTAGE DECLINE IN                                   PERCENTAGE OF
     MARCH 10, 2000           ASSUMED       SHARES OF      OUTSTANDING
     CLOSING PRICE         CLOSING PRICE   COMMON STOCK    COMMON STOCK
   ---------------------   -------------   ------------    -------------
            --                $12.63           691,908          4.7%
            25%                $9.47           844,665          5.7%
            50%                $6.32         1,148,969          7.6%
            75%                $3.16         2,105,629         13.1%

     WE MAY NOT BE ABLE TO SELL THE ENTIRE $6,000,000 WORTH OF SHARES OF OUR COMMON STOCK TO ST. ANNES WITHOUT OBTAINING STOCKHOLDER APPROVAL, WHICH MAY REQUIRE THAT WE SEEK ALTERNATIVE SOURCES OF FINANCING THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US. Under the rules of the American Stock Exchange, we cannot sell to St. Annes under our securities purchase agreement more than 1,881,800 shares of common stock unless we obtain stockholder approval of the issuance of shares in excess of this amount. Accordingly, if the average price at which we sell our stock to St. Annes under the securities purchase agreement is less than $3.19 per share, we will not be able to sell the entire $6,000,000 worth of shares of our common stock to St. Annes without first obtaining stockholder approval. If we are unable to obtain stockholder approval, or if we choose not to pursue stockholder approval, we may be required to seek alternative sources of financing to fund our working capital requirements. We cannot guarantee that additional financing will be available or that, if available, it can be obtained on terms favorable to our stockholders and us.

     DECREASES IN THE PRICE OF OUR COMMON STOCK COULD INCREASE SHORT SALES OF OUR COMMON STOCK BY THIRD PARTIES, WHICH COULD RESULT IN FURTHER REDUCTIONS IN THE PRICE OF OUR COMMON STOCK. Our sales of common stock to St. Annes at a discount to the market price of our common stock could result in reductions in the market price of our common stock. Downward pressure on the price of our common stock could encourage short sales of the stock by third parties. Material amounts of short selling could place further downward pressure on the market price of the common stock. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the common stock declines between the time the seller sells the stock and the time the seller subsequently repurchases the common stock, then the seller sold the shares for a higher price than he purchased the shares and may realize a profit.

ITEM 7.   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL
  ENTERTAINMENT, INC.

Report of Independent Accountants.............................................32

Consolidated Balance Sheet as of December 31, 1999............................33

Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1999..................................................34

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1999............................................35

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998 and 1999............................................36

Notes to Consolidated Financial Statements....................................38

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brilliant Digital Entertainment, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. (the "Company") and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

March 29, 2000
Los Angeles, California

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEET

                      (In thousands, except per share data)

                                                               DECEMBER 31, 1999
                                                               -----------------
ASSETS
Current assets:
      Cash and cash equivalents................................... $    2,506
      Accounts receivable.........................................        335
      Other assets................................................        393
                                                                   -----------
Total current assets..............................................      3,234
Property, plant and equipment, net................................        558
Movie software costs, net.........................................        165
Goodwill and other intangibles, net...............................      5,469
Other assets......................................................        337
                                                                   -----------
Total assets...................................................... $    9,763
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable............................................ $      767
      Accrued expenses............................................      1,677
      Deferred revenue............................................         31
      Notes payable, related parties..............................        127
      Current portion of note payable.............................        124
      Convertible debenture.......................................      1,481
                                                                   -----------
Total current liabilities.........................................      4,207
Note payable, less current portion................................         70
Other long term liabilities.......................................         50
                                                                   -----------
Total liabilities.................................................      4,327
Commitments and contingencies
Stockholders' equity:
      Preferred Stock ($0.001 par value; 1,000,000 shares
           authorized; no shares issued or outstanding)...........         --
      Common Stock ($0.001 par value; 30,000,000 shares
           authorized; 12,598,874 shares issued
           and outstanding).......................................         12
      Additional paid-in capital..................................     31,908
      Accumulated deficit.........................................    (26,333)
      Accumulated other comprehensive income (loss)...............       (151)
                                                                   -----------
Total stockholders' equity........................................      5,436
                                                                   -----------
Total liabilities and stockholders' equity........................ $    9,763
                                                                   ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              1998       1999
                                                           ---------   ---------
Revenues:
    Software sales.......................................  $    221    $    310
    Auction Channel sales................................        --         175
    Development fees and other revenues..................       210         245
                                                           ---------   ---------
         Total revenues..................................       431         730

Cost of revenues.........................................     1,383         899
                                                           ---------   ---------
Gross profit (loss)......................................      (952)       (169)
Operating expenses:
    Sales and marketing..................................     1,785         930
    General and administrative...........................     2,936       4,788
    Research and development.............................     3,798       3,725
    Depreciation and amortization........................       390       1,084
                                                           ---------   ---------
         Total operating expenses........................     8,909      10,527
                                                           ---------   ---------
Income (loss) from operations............................    (9,861)    (10,696)
Other income (expense):
    Export market development grant......................        73         183
    Gain (loss) on foreign exchange
         transactions....................................        (5)         (8)
    Debenture expense....................................        --        (100)
    Interest income......................................       399         142
    Interest expense.....................................       (31)       (169)
                                                           ---------   ---------
         Total other income (expense)....................       436          48
                                                           ---------   ---------
Income (loss) before income taxes........................    (9,425)    (10,648)
Income taxes.............................................        --          --
                                                           ---------   ---------
Net income (loss)........................................  $ (9,425)   $(10,648)
                                                           =========   =========

Other comprehensive income:
Foreign currency translation adjustment
    (net of tax effects of $ 0)..........................        72         (28)
                                                           ---------   ---------

Comprehensive income (loss)..............................  $ (9,353)   $(10,676)
                                                           =========   =========

Basic and diluted net income (loss) per share............  $  (1.00)   $  (0.94)
                                                           =========   =========
Weighted average number of shares used in computing
      basic and diluted net income (loss) per share......     9,403      11,314
                                                           =========   =========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                    COMMON STOCK                          RETAINED      ACCUMULATED
                                              ------------------------   ADDITIONAL       EARNINGS         OTHER
                                                 NO. OF                    PAID-IN      (ACCUMULATED   COMPREHENSIVE
                                                 SHARES       AMOUNT       CAPITAL        DEFICIT)        INCOME           TOTAL
                                              ------------  ----------   ----------     ------------   -------------      -------
BALANCE AT DECEMBER 31, 1997................     9,403,001  $     9      $ 21,268       $    (6,260)      $    (195)      $14,822
    Grant of warrants.......................            --       --            80                --              --            80
    Grant of stock options..................            --       --             9                --              --             9
    Issuance of shares......................         6,000       --            --                --              --            --
    Foreign exchange translation
        (net of tax of $0)..................                     --            --                --              72            72
    Net loss................................            --       --            --            (9,425)             --        (9,425)
                                              ------------   --------    ---------       -----------      ----------      --------

BALANCE AT DECEMBER 31, 1998................     9,409,001   $    9      $ 21,357        $  (15,685)      $    (123)      $ 5,558
    Grant of stock options...................           --       --            18                --              --            18
    Exercise of stock options and warrants...       46,597                     10                --              --            10
    Issuance of shares to Investors..........    2,192,000        2         4,581                --              --         4,583
    Shares issued for purchase of Trojan.....      637,380        1         4,820                --              --         4,821
    Shares issued for convertible debenture..      301,307                  1,102                --              --         1,102
    Debenture issue expenses.................       12,589        0            20                                              20
    Foreign exchange translation
         (net of tax $0) ....................           --       --            --                --             (28)          (28)
    Net loss.................................           --       --            --           (10,648)             --      (10,648)
                                              ------------   --------    ---------       -----------      ----------     --------
BALANCE AT DECEMBER 31, 1999................    12,598,874   $   12      $ 31,908        $  (26,333)      $    (151)     $ 5,436
                                              ============   ========    =========       ===========      ==========     ========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                      1998          1999
                                                                  ------------   ----------
OPERATING ACTIVITIES
Net income (loss)................................................  $  (9,425)    $ (10,648)
Adjustments to reconcile net income (loss) to the net
    cash provided by (used in) operating activities:
       Depreciation and other amortization.......................        691           673
       Amortization of movie software costs......................      1,146           501
       Amortization of software technology.......................         --            40
       Amortization of goodwill..................................         --           583
       Amortization of customer database.........................         --            16
       Effect of warrants granted................................         64            --
       Effect of stock options granted...........................          9            19
       Non-cash debenture issue and interest expenses............         --           245
       Write-off of Packard Bell accounts receivable.............         --           325
       Loss (gain) on foreign exchange...........................          5             8
       Changes in operating assets and liabilities:
          Accounts receivable....................................        (51)        1,619
          Movie software costs...................................       (795)           --
          Other assets...........................................        (80)         (227)
          Accounts payable and accruals..........................       (492)          (36)
          Deferred revenue.......................................         --            31
          Other long-term liabilities............................         --           (96)
                                                                   ----------    ----------
Net cash provided by (used in) operating activities..............     (8,928)       (6,947)

INVESTING ACTIVITIES
Cost of acquisition, net of cash acquired........................         --           (93)
Purchases of equipment...........................................       (549)         (238)
                                                                   ----------    ----------
Net cash used in investing activities............................       (549)         (331)

FINANCING ACTIVITIES
Proceeds from issuance of shares.................................         --         4,531
Issuance of convertible debenture, net of costs..................         83         2,420
Repayment of convertible debenture...............................         --          (100)
Proceeds from equipment financing................................        104            --
Repayments of notes..............................................        (13)         (226)
                                                                   ----------    ----------
Net cash provided by financing activities........................        174         6,625
                                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............     (9,303)         (653)

Translation adjustments..........................................        152           (28)
Cash and cash equivalents at beginning of period.................     12,338         3,187
                                                                   ----------    ----------
Cash and cash equivalents at end of period.......................   $  3,187      $  2,506
                                                                   ==========    ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Interest..................................................   $     26      $      8


                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     On May 13, 1999, Roseworth Group, Ltd. converted $250,000 of a debenture into 76,489 shares of common stock, and on May 24, 1999, Roseworth converted an additional $500,000 of the debenture into 129,033 shares of common stock. On October 8, 1999, Roseworth converted the remaining $250,000 of the debenture into 95,785 shares of common stock.

     On July 1, 1999, we purchased Trojan Television Limited, a company doing business as The Auction Channel. In connection with the acquisition, we also acquired the rights to certain software technology used by The Auction Channel and a note payable by The Auction Channel to some of its shareholders. The purchase price for The Auction Channel is as follows:

            Value of stock issued................ $    3,578,000
            Value of warrants issued.............      1,024,000
            Net liabilities assumed..............      1,925,000
            Cash acquired........................        (14,000)
            Cash payments........................        107,000
                                                 ---------------
           Total acquisition.................... $     6,620,000
                                                 ===============

     The purchase price is attributable to the acquired assets as follows:

           Goodwill.............................  $    5,835,000
           Software technology..................         160,000
           Customer database....................          96,000
           Note receivable......................         529,000
                                                  --------------
           Purchase price.......................  $    6,620,000
                                                  ==============

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a production and development studio producing digital entertainment for distribution over the Internet and on CD-ROM and DVD. In July 1996, the Company incorporated in the State of Delaware and, in August 1996, issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia"). Historically, BII Australia developed, produced and marketed interactive multimedia titles for the education and entertainment markets. BII Australia has one subsidiary, Sega Australia New Development ("SAND"), which the Company acquired in September 1996. SAND owns the rights to proprietary software tools which are designed to allow the Company to both develop a new genre of digital entertainment products, and to cost effectively produce ancillary products. Trojan Television Limited ("Trojan" or "The Auction Channel"), which the Company purchased in July 1999 (refer to Note
4), offers Internet- and television-based auction services. Trojan is a London-based company which is being transferred to the Company's subsidiary, The Auctionchannel, Inc., and will operate from offices located in New York. The Company operates principally in the computer software industry and the auction business.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Brilliant and its wholly owned subsidiaries, after intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     SOFTWARE SALES: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. Revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer and the other criteria of AICPA Statement of Position 97-2 are met. Revenue related to a percentage of sales is recognized upon notification by the distributor that a royalty has been earned by the Company. Software sales resulting from the Company selling completed software products are recognized upon shipment of product. It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized and for bad debts. At December 31, 1999 the Company had a provision for returns of $86,000 and provision for bad debts of $54,000.

     AUCTION CHANNEL REVENUES: The Company recognizes The Auction Channel revenues on delivery of services and on the airing of television broadcasts.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

RESEARCH AND DEVELOPMENT COSTS

     The Company incurs research and development costs relating to the development of traditional CD-ROM software tools which provide the technical infrastructure for production of CD-ROM titles produced by the Company. The Company incurred research and development costs of $3,798,000 and $3,725,000 for the year ended December 31, 1998 and the year ended December 31, 1999, respectively.

MOVIE SOFTWARE COSTS

     Movie software costs consist of the costs of development and production of digitally animated Multipath Movies including labor, material and production overhead.

     The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, the Company expenses all costs related to the development of both its software tools and Multipath Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. The Company continues to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. Multipath Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for Multipath Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred. To the extent capitalized movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts of $321,000 and $501,000 are included in costs of revenues for the years ended December 31, 1998 and December 31, 1999.

     Movie software costs are stated at the lower of unamortized cost or estimated net realizable value. To the extent that unamortized movie software costs exceed anticipated revenues, an additional amortization charge is made to current operations to reduce the capitalized costs to net realizable value. For the year ended December 31, 1998, the Company expensed $834,000 to reduce the capitalized costs to net realizable value. In 1999 no net realizable value write-downs were incurred.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION

     The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using current exchange rate ($0.6560 at December 31, 1999), and revenues and expenses are translated into U.S. dollars using average exchange rates ($0.6322 for the year ended December 31, 1998 and $0.6421 for the year ended December 31, 1999). The functional currency of Trojan UK is its local currency, British pounds. Assets and liabilities of Trojan UK are translated into U.S. dollars (the reporting currency) using current exchange rates ($1.6150 at December 31, 1999) and revenues and expenses are translated into U.S. dollars using average exchange rates ($1.6146 for the year ended December 31, 1999). The effects of foreign currency translation adjustments are deferred and included as a component of stockholders' equity.

     Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) are included in the statements of operations.

NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revised the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in this computation when dilutive. Options and warrants representing common shares of 2,166,262 and 1,840,872 shares were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1998 and 1999, respectively, because they were anti-dilutive.

STOCK OPTIONS

     The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company uses the intrinsic value method prescribed by APB Opinion No. 25. See Note 6 for supplemental disclosure.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     The Company analyzes customer receivables to determine the necessity of an allowance for doubtful accounts. For the year ended December 31, 1999 a provision of $54,000 was considered necessary.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts for prior years have been reclassified to conform with the 1999 financial statement presentation.

3.   RELATED PARTY TRANSACTIONS

     Mark Miller, Brilliant's Vice President, Operations and Production and Director, is a shareholder and director of Pacific Interactive Education Pty. Ltd. ("PIE"). BII Australia periodically purchases certain computer equipment from PIE. For the year ended December 31, 1999, BII Australia's purchases totaled $50,000 in computer equipment and $57,000 in computer supplies.

     Mark Miller is a shareholder of Multimedia Connexion Pty. Ltd. BII Australia periodically purchases hardware and software from Multimedia Connexion Pty. Ltd. For the year ended December 31, 1999, BII Australia purchased computer equipment totaling $2,000. Additionally, Mrs. S. Miller received $26,000 from BII Australia for administrative services during the year ended December 31, 1999.

     Mark Dyne, Brilliant's Chairman and Chief Executive Officer and Director, is a director of Monto Holdings Pty. Ltd. ("Monto"). In 1995 Monto entered into a multimedia production agreement with BII Australia and paid BII for the production of completed software packages. BII Australia has arranged for publication and distribution of completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. At December 31, 1999 the liability to Monto was $4,000. There were no transactions during 1999.

     Mark Dyne and Kevin Bermeister, Brilliant's President and Director, are directors and shareholders of Sega Ozisoft Pty. Ltd. ("Sega Ozisoft"). There were no transactions during 1999.

     Kevin Bermeister and his personal assistant received payment from BII Australia for management services through Bassac Holdings P/L, a company controlled by Kevin Bermeister, in the amount of $1,300 for the year ended December 31, 1999.

     Kevin Bermeister and Mark Dyne are both directors and shareholders of Packard Bell Pty. Ltd. There were no transactions during 1999.

     Averil Associates, Inc. ("Averil Associates"), a financial advisory firm founded and controlled by Diana Maranon, a director of the Company, has performed services for the Company including investigation of strategic alternatives and assistance with the Company's common stock offerings. In 1996 the Company granted to Chloe Holding, Inc. ("Chloe"), an affiliate of Averil Associates, currently exercisable warrants to purchase 40,222 shares of Common Stock with an exercise price of $0.0326 per share. These warrants were exercised in September 1999.

     In August 1999, Jason Gleave, a director of Trojan Television Limited received a loan from the Company of $16,000 repayable on demand after February 12, 2000. Interest is charged 2% above LIBOR rate.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

4.   ACQUISITION OF TROJAN TELEVISION LIMITED

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

     We are paying the purchase price for The Auction Channel in shares of our common stock. The final purchase price has been determined based on audited financial statements of The Auction Channel, which have been completed. The cash value of the purchase price is $4,146,000 which is comprised of the following:

     o An exchange of 356,596 shares of our common stock, having a value of $2,094,000, for 97.3% of the shares of The Auction Channel. The closing share price on the day of the acquisition, July 1, 1999, was $5.8750.

     o A total of 175,000 shares of our common stock and warrants to purchase up to 400,000 shares of our common stock that we issued to a third party to settle claims of ownership of The Auction Channel and to acquire a license to computer software and hardware technology used by The Auction Channel in its business. All of the warrants are fully vested. Of the warrants, 200,000 have an exercise price of $3.50 per share and expired on December 31, 1999, and 200,000 have an exercise price of $4.00 per share and expire on June 30, 2000. The common stock has an estimated value of $1,028,000 and the warrants have an estimated value of $1,024,000.

     In addition a total of $111,000 and 47,000 shares of our common stock were paid and issued to certain shareholders of The Auction Channel to satisfy an outstanding loan and other amounts owed to these shareholders. The shares of common stock have a value of $418,000.

     Also included in the purchase price are $145,000 of legal fees incurred in connection with the acquisition which were paid with $107,000 in cash and 9,540 shares of our common stock, which shares have an estimated value of $38,000.

     For purposes of valuing the shares of common stock issued or to be issued in connection with our acquisition of The Auction Channel, we used the closing July 1, 1999 consolidated market price of $5.875 per share. Although 365,162 shares have yet to be issued, the shares have been included in the weighted average shares outstanding, as if issued on July 1, 1999, the effective date of the acquisition. The purchase method of accounting was used to record the acquisition of The Auction Channel. A total of $5,835,000, representing the excess of acquired costs over the fair market value of Trojan net assets, has been allocated to goodwill and is being amortized over the estimated useful life of five years. A total of $160,000 has been allocated to software technology and is being amortized over two years. $96,000 is allocated to customer database and is amortized over three years.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     The following summary of unaudited pro forma combined statement of operations data for the years ended December 31, 1998 and December 31, 1999 reflects our acquisition of The Auction Channel as if the acquisition had occurred at the beginning of each year prsented.

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                        ----------------------------------
                                             1999                1998
                                        --------------     ---------------
                                          (unaudited)         (unaudited)
Revenues.........................       $   1,092,000      $      448,000
Net loss.........................       $ (11,810,000)     $  (12,792,000)
Net loss per share...............       $       (1.02)     $        (1.26)

5.   NOTES PAYABLE

     On July 17, 1998 the Company entered into a Senior Secured Promissory Note (the "Note"). The original principal amount of $103,893 plus interest at a rate of 15.18% is due in 60 equal monthly payments plus one final payment equal to 10% of the original principal amount. The Note is collateralized by office furniture and equipment.

6.   STOCKHOLDERS' EQUITY

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

CONVERSION OF CONVERTIBLE DEBENTURES

     On April 27, 1999, we issued to Roseworth Group, Ltd. a 4% convertible debenture in the principal amount of $1,000,000 due on the later of April 27, 2000 or six months following the date the Securities and Exchange Commission declared effective a registration statement with respect to the resale of the shares of common stock underlying the debenture. In connection with the loan, we paid to Roseworth a fee of $30,000 and issued to Roseworth 5,883 shares of our common stock. On May 13, 1999, Roseworth converted $250,000 of the debenture into 76,489 shares of common stock at $3.26 per share. On May 24,

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1999, Roseworth converted $500,000 of the debenture into 129,033 shares of common stock at $3.87 per share. On October 8, 1999, Roseworth converted the remaining $250,000 in principal under the debenture into 95,785 shares of common stock at $2.61 per share.

     On October 29, 1999 and December 22, 1999, we issued two additional debentures to Roseworth in the principal amounts of $1,000,000 and $500,000, respectively. In connection with these loans, we paid to Roseworth a fee of $45,000 and issued to Roseworth 10,504 shares of our common stock. We also issued to Roseworth an 18 month warrant to purchase 50,000 shares of common stock at $5.50 per share.

PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 1999 no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS

     In July 1998, the Company issued warrants to purchase 300,000 shares of the Company's Common Stock exercisable at $4.00 per share to a computer chip manufacturer. The warrants were issued as partial consideration for the computer chip manufacturers' obligations under a certain software development agreement, dated as of July 14, 1998, between the Company and the partner. The warrants are currently exercisable and expire in July 2001. In association with the warrants, the Company recognized $64,000 of consulting expense with the balance of the value recorded in Other Assets at December 31, 1998. The remaining $32,000 of consulting expense was recognized in the first quarter of 1999.

     On December 3, 1998, the Company issued a $100,000 convertible debenture due December 1, 2000 and a Common Stock purchase warrant to purchase up to 1,800,000 shares of Common Stock expiring on November 30, 2001. The convertible debenture bears interest at a rate of 4% payable quarterly in arrears. The debenture was redeemed and the warrants were rescinded on April 1, 1999.

     As compensation for financial advisory services in connection with the issuance of the debenture, the Company issued 6,000 shares of the Common Stock to its financial advisor the value of which has been recorded as a cost of raising capital.

1996 STOCK OPTION PLAN

     The Company adopted a Stock Option Plan (the "1996 Plan") which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 2,500,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is 100,000, subject to certain adjustments to prevent dilution. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     On December 31, 1999, 10,000 options were issued to an outside consultant, vesting immediately at a strike price of $3 15/16 per share. The Company recorded a consultant expense of $19,000 related to this transaction.

              The following table summarizes stock option activity:

                                                 NUMBER
                                                OF SHARES     OPTION PRICE
                                             ------------   --------------
     Outstanding at December 31, 1997........    283,000     $ 4.00-$6.38
     Granted.................................    627,000     $ 1.50-$2.75
     Forfeited...............................    (65,000)    $1.50-$5.875
     ---------------------------------------------------------------------
     Outstanding at December 31, 1998........    845,000            $1.50
     Granted.................................    741,000     $1.50-$4.125
     Exercised...............................     (6,000)    $1.50-$3.938
     Forfeited...............................   (139,000)    $1.50-$10.00
     ---------------------------------------------------------------------
     Outstanding at December 31, 1999........  1,441,000     $1.50-3.938

     Exercisable  at December 31, 1999.......    680,000

     As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123 which requires the use of an option valuation model to provide supplemental information regarding options granted after 1994. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options using the fair value method pursuant to SFAS No. 123.

     The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 65.0% and 75.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $1.12 and $1.66 per share for stock options granted in 1998 and 1999, respectively.

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

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 1998 and 1999 is not representative of the pro forma effect on net income (loss) in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                                          YEAR ENDED           YEAR ENDED
                                                       DECEMBER 31, 1998    DECEMBER 31, 1999
                                                       -----------------    -----------------
Net loss, as reported...............................      $(9,425,000)         $(10,648,000)
Net loss, pro forma.................................      $(9,606,000)         $(11,222,000)
Basic and diluted loss per share, as reported.......           $(1.00)               $(0.94)
Basic and diluted loss per share, pro forma.........           $(1.02)               $(0.99)

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

     BII Australia has NOL's of approximately $696,000 at December 31, 1999, which are available for offset against Australian taxable income in the future. These NOL's may be carried forward indefinitely. At December 31, 1999 the Company's U.S. parent has cumulative tax losses resulting in NOL carry forwards of approximately $23,173,000. The losses will begin to expire in the year 2011. No tax benefit has been recorded for these NOL's.

     The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 1999 are as follows:

                                                             DECEMBER 31,
                                                                1999
                                                           ---------------
Deferred tax assets:
    Acquired in-process research and development.......      $     90,000
    Stock options......................................            68,000
    Warrants issued....................................            46,000
    Accruals and reserves..............................           390,000
    Net operating loss carry forward...................         9,519,000
    Other deferred tax assets..........................             4,000
                                                           ---------------
    Total deferred tax assets..........................        10,117,000
    Valuation allowance................................        10,058,000
                                                           ---------------
Net deferred tax assets................................            59,000
Deferred tax liabilities:
    Deferred movie software costs......................            59,000
                                                           ---------------
Net deferred tax assets (liabilities) .................      $         --
                                                           ===============

     The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $3,435,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                         1998       1999
                                                       --------   --------
Federal income tax rate.........................           34%        34%
Foreign and U. S. tax effect attributable
    to foreign operations.......................           --         --
Effect of net operating loss and net
    operating loss carry forward................          (34)       (34)
                                                        ------     ------
Effective income tax rate.......................            0%         0%
                                                        ======     ======

8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                   DECEMBER 31,
                                                        1999
                                                  -------------
Computers and equipment.......................      $1,592,000
Leasehold improvements........................         213,000
Furniture and fixtures........................         163,000
                                                  -------------
                                                     1,968,000
Less accumulated depreciation.................      (1,410,000)
                                                  -------------
                                                      $558,000
                                                  =============

9.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                        DECEMBER 31,
                                                           1999
                                                       -------------
          Employee compensation.......................  $ 1,113,000
          Legal and professional fees.................      312,000
          Recruiting fees.............................       70,000
          Consulting..................................       59,000
                                                        ------------
          Licensing fee...............................       37,000
          Other ......................................       86,000
                                                        ------------
                                                        $ 1,677,000
                                                        ============

     The employee compensation includes an accrual for the president and for the chief executive officer of $929,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations consist of the operations of BII in Australia, Brilliant in the United States and The Auction Channel in the United Kingdom. The following schedule sets forth the revenues and long-lived assets of the Company by geographic area.

                                                     UNITED                      UNITED
                                                     STATES        AUSTRALIA     KINGDOM
                                                  ------------     ----------   ----------
YEAR ENDED DECEMBER 31, 1998:
    Revenues from unaffiliated customers........      $303,000        $25,000   $   77,000
    Revenues from affiliated customers..........            --         26,000           --
                                                  ------------     ----------   ----------
    Total revenues..............................      $303,000        $51,000   $   77,000
                                                  ============     ==========   ==========
YEAR ENDED DECEMBER 31, 1999:
    Revenues from unaffiliated customers........      $421,000       $134,000   $  175,000
    Revenues from affiliated customers..........            --             --           --
                                                  ------------     ----------   ----------
    Total revenues..............................      $421,000       $134,000   $  175,000
                                                  ============     ==========   ==========
LONG-LIVED ASSETS AS OF:
    December 31, 1999...........................      $387,000       $612,000   $5,530,000
                                                  ============     ==========   ==========


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

     For the year ended December 31, 1998 a computer chip manufacturer accounted for 47% ($201,000) of the reported revenue, and GT Interactive and One Stop accounted for 26% ($112,000) and 10%($44,000) of revenues, respectively. For the year ended December 31, 1999, GT Interactive and The Learning Company accounted for 30% ($94,000) and 25% ($78,000) of the software sales. A computer chip manufacturer accounted for 59% ($145,000) of the development fees and other revenues.

11.  SEGMENT INFORMATION

     We currently have two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, in the United States, together with its subsidiary Brilliant Interactive Ideas, in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary tool, B3D-MAX. The newly acquired subsidiary, The Auction Channel, is United Kingdom based, although we are currently setting up an office in New York. This subsidiary integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and over the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house. Each segment is incorporated and maintains separate sets of books which are combined on consolidation.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                                   YEAR ENDED
                                               DECEMBER 31, 1999(1)
                                               ---------------------
Total Assets:
   Digital Animation..........................     $   3,902,000
   Auction Facilitation.......................         5,861,000
                                                   --------------
        Total assets(2).......................     $   9,763,000
                                                   ==============
Revenues--external customers:
   Digital Animation..........................     $     555,000
   Auction Facilitation.......................           175,000
                                                   --------------
        Total revenues........................     $     730,000
                                                   ==============
Income (Loss) from Operations:
   Digital Animation (3)(4)...................     $  (9,163,000)
   Auction Facilitation (5)...................        (1,533,000)
   Other (6)..................................            48,000
                                                   --------------
        Total income (loss)...................     $ (10,648,000)
                                                   ==============
---------------------------

(1) The Auction Facilitation segment arose on acquisiton on July 1, 1999 and, accordingly, the Auction Facilitation segment information is presented for the six months ended December 31, 1999. We did not have segments separately identifiable prior to July 1, 1999.
(2) Transactions between the two segments are primarily cash transfers to fund The Auction Channel operations.
(3)  Includes depreciation of $434,000.
(4)  Includes a bad debt expense of $325,000.
(5) Includes $11,000 of depreciation and amortization of $639,000 of goodwill and other intangibles.
(6) Consists primarily of interest income and export marketing development grant income, net of debenture and interest expense.

12.  COMMITMENTS AND CONTINGENCIES

     The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000. As of December 31, 1999, the Company had contributed $618,000 towards this project.

     At December 31, 1999, the Company was obligated under certain licensing agreements to make minimum payments totaling $107,000 for use of certain properties and characters in development of its products.

     The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of December 31, 1999 under these leases are as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                YEAR                         AMOUNT
              -------                      ----------
                2000                         361,000
                2001                         197,000
                2002                         136,000
                2003                          11,000
                2004                              --
                                            ---------
                                            $705,000
                                            =========

     Rent expense was $273,000 and $348,000 for the year ended December 31, 1998 and the year ended December 31, 1999, respectively.

13.  SUBSEQUENT EVENTS

     On January 10, 2000, Roseworth converted the entire $1,500,000 of the debentures into 612,825 shares of common stock at $2.45 per share. On March 15, 2000, Roseworth exercised 50,000 warrants at $5.50 per share for $275,000.

     On February 2, 2000 the Company sold 230,075 shares of common stock to St. Annes under a securities purchase agreement for gross proceeds of $1,000,000. Brilliant paid St. Annes $30,000 and issued to St. Annes 4,049 shares of common stock as a fee in connection with the sale.

     On February 17, 2000 the Company entered into an agreement with Enewmedia Digital Entertainment Limited ("Enewmedia"), a wholly-owned subsidiary of e-New Media Company, which provides the following agreements: "Distribution Agreement," "Production Joint Venture Agreement," "Technology License Agreement," and an "Investment Agreement."

     The "Distribution Agreement" stipulates that Enewmedia will have distribution rights for selected Asian territories, for Internet distribution only of English and Asian language versions, with exclusive right to the Asian language versions, of Brilliant's webisodes. An advance of $2,500,000 will be paid, $1,500,000 on signing and $1,000,000 on the delivery of the masters. Enewmedia will earn 20% of revenues as a fee. On March 1, 2000 the $1,500,000 was wired to the Company's account.

     The "Production Joint Venture Agreement" is a 50/50 arrangement whereby new content material is created using the B3D technology for distribution in Asian territories where Enewmedia has distribution rights. Enewmedia will fund the projects.

     The "Technology Licensing Agreement" provides for a fee of $2,500,000, payable $1,000,000 on signing and the balance on delivery of the Gold Master. Enewmedia may elect not to go forward with the agreement. If so, the amount paid on signing will be reclassed to the "Distribution Agreement" which provides for $1,000,000 paid upon delivery of the webisodes. The $1,000,000 was paid on March 1, 2000. If Enewmedia goes forward with the licensing rights, they will receive a 5 year exclusive alpha license for their territories and we will receive a 10% royalty on all joint venture revenues.

     The "Investment Agreement" provides for investment by Enewmedia of $4,000,000 in Brilliant Digital Entertainment at $6.50 per share for 615,385 shares. On March 1, 2000 Enewmedia wired the $4,000,000 to the Company. Additionally, Enewmedia was given warrants to buy 307,692 shares of common stock at $6.50 for $2,000,000 for 9 months, callable by the Company if the share price is 120% of the exercise price for 20 consecutive days. None of the shares are to be registered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this Item 9 will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated by this reference.

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

    SIGNATURE                      TITLE                                     DATE
    ---------                      -----                                     ----
  /S/ MARK DYNE          Chief Executive Officer and Chairman            March 30, 2000
---------------------    of the Board of Directors
     Mark Dyne

/S/ KEVIN BERMEISTER     President and Director                          March 30, 2000
---------------------
 Kevin Bermeister

 /S/ MICHAEL OZEN        Chief Financial Officer (Principal              March 30, 2000
---------------------    Financial and Accounting Officer
    Michael Ozen         and Secretary

  /S/ MARK MILLER        Vice President, Operations and Production       March 30, 2000
---------------------    and Director
    Mark Miller

 /S/ DIANA MARANON       Director                                        March 30, 2000
---------------------
   Diana Maranon

   /S/ RAY MUSCI         Director                                        March 30, 2000
----------------------
     Ray Musci

 /S/ GARTH SALONER       Director                                        March 30, 2000
----------------------
   Garth Saloner

 /S/ JEFF SCHEINROCK     Director                                        March 30, 2000
----------------------
  Jeff Scheinrock

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                     EXHIBIT DESCRIPTION
  -------                     -------------------

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

   10.4 Memorandum of Agreement, dated September 5, 1996, by and between the Registrant and Bantam Doubleday Dell Books For Young Readers. Incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.5 Licensing Agreement for "Cyberswine" Story Concept & Characters, dated July 19, 1995, by and between Eat Cyberfist Pty. Limited and Sega Ozisoft Pty Limited. Incorporated by reference to Exhibit 10.12 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.6 License Agreement -- Domestic, dated July 31, 1996, between the Hearst Corporation, King Features Syndicate Division and the Registrant. Incorporated by reference to Exhibit 10.18 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.7 Heads of Agreement, dated November 25, 1994, by and between SAND and Eat Cyberfist Pty. Limited. Incorporated by reference to Exhibit 10.21 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.8 Memorandum of Understanding, dated September 14, 1996, by and between the Registrant and Morgan Creek Interactive, Inc. Incorporated by reference to Exhibit 10.23 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.9 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.10 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit 10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.11 Commercial Lease, dated August 8, 1994, by and between PW Securities Pty. Ltd. and Sega Ozisoft. Incorporated by reference to Exhibit 10.32 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.12 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and the Registrant. Incorporated by reference to
          Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.13 Site Management Agreement, dated August 1, 1997, between CompuServe and the Registrant. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.14 Warrant Agreement, dated November 4, 1997, between Chloe Holdings, Inc. and the Registrant. Incorporated by reference to Exhibit 10.43 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

   10.15 Lease Agreement, dated January 12, 1998, between Capital Credit Company Pty. Limited and Winmor Pty. Limited and BII Australia. Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

   10.16 Lease Agreement between Daiwa Real Estate Co. Ltd. and BII Australia. Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

   10.17  Warrant, dated July 16, 1998. Incorporated by reference to Exhibit
          10.2 to Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1998.

   10.18 Debenture and Warrant Purchase Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.19 4% Convertible Debenture Due April 27, 2000 of the Registrant, in the principal amount of $1,000,000, dated as of April 27, 1999. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.20 Registration Rights Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to
          Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.21 Agreement for the sale and purchase of share capital of Trojan Television Limited, dated July 1, 1999, between SF International Limited and Others and the Registrant. Incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K filed as of July 14, 1999.

   10.22 Option Agreement, dated March 11, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as amended by the First Amendment to Option Agreement, dated April 12, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as further amended the Second Amendment to Option Agreement, dated April 29, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed as of July 14, 1999.

   10.23 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between the Registrant and iBidLive, N.V. Incorporated by reference to Exhibit 10.38 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.24 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between the Registrant and iBidLive, N.V. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.25 Securities Purchase Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.26 Registration Rights Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.27 Debenture and Warrant Purchase Agreement, dated as of October 29, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on November 24, 1999, as amended.

   10.28 4% Convertible Debenture Due October 29, 2000 of the Registrant, in the principal amount of $1,000,000, dated as of October 29, 1999. Incorporated by reference to Exhibit 10.2 to Form S-3 filed on November 24, 1999, as amended.

   10.29 Warrant, dated October 29, 1999, granted to Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on November 24, 1999, as amended.

   10.30 Registration Rights Agreement, dated as of October 29, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to
          Exhibit 10.5 to Form S-3 filed on November 24, 1999, as amended.

   21.1 List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   23.1   Consent of PricewaterhouseCoopers LLP

   24.1   Power of Attorney (included on signature page).

   27.1   Financial Data Schedule.