Form 10QSB
period 2000-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2000-05-15
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to __________________.

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

                           Yes  X   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 14,386,001 shares issued and outstanding as of May 5, 2000.

     Transitional Small Business Disclosure Format (check one): Yes ___   No X

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX
                                                                                        PAGE

PART I      FINANCIAL INFORMATION..........................................................3

Item 1.     Financial Statements...........................................................3

            Condensed Consolidated Balance Sheet as of March 31, 2000......................3

            Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, l999........................................4

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999........................................5

            Notes to Consolidated Financial Statements.....................................7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................12

PART II     OTHER INFORMATION.............................................................26

Item 6.     Exhibits and Reports on Form 8-K..............................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                    MARCH 31,
                                                                     2000
                                                                  -------------
                                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.................................     $    7,336
    Accounts receivable, net..................................          2,937
    Other assets, net.........................................          1,232
                                                                   -----------
Total current assets..........................................         11,505
Property, plant and equipment, net............................            745
Movie software costs..........................................             61
Goodwill and other intangibles, net...........................          5,149
Other assets..................................................            738
                                                                   -----------
Total assets..................................................     $   18,198
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable..........................................     $    1,273
    Accrued expenses..........................................          1,800
    Deferred revenue..........................................          5,009
    Note payable, related party...............................             30
    Current portion of notes payable..........................             88
                                                                   -----------
Total current liabilities.....................................          8,200
Notes payable, less current portion...........................             62
Other long term liabilities...................................             50
                                                                   -----------
Total liabilities.............................................          8,312
Commitments and contingencies
Stockholders' equity:
    Common stock..............................................             15
    Additional paid-in capital................................         40,488
    Accumulated deficit.......................................        (30,551)
    Cumulative other comprehensive income (loss)..............            (66)
                                                                   -----------
Total stockholders' equity....................................          9,886
                                                                   -----------
Total liabilities and stockholders' equity....................     $   18,198
                                                                   ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                --------------------------------
                                                                     2000             1999
                                                                ---------------  ---------------
                                                                 (unaudited)      (unaudited)

Revenues.....................................................   $          244   $          206

Costs and expenses:
     Costs of revenues.......................................              303              205
     Sales and marketing.....................................              137              222
     General and administrative..............................            2,337              619
     Research and development................................            1,290              981
     Depreciation and amortization...........................              412              130
                                                                ---------------  ---------------
                                                                         4,479            2,157
                                                                ---------------  ---------------
Income (loss) from operations................................           (4,235)          (1,951)
Other income (expense):
     Export market development grant.........................               --               37
     Debenture expense.......................................              (30)              --
     Interest income (expense), net..........................               48               24
                                                                ---------------  ---------------
     Total other income (expense)............................               18               61
                                                                ---------------  ---------------
Income (loss) before income taxes............................           (4,217)          (1,890)
Provision for income taxes...................................               --               --
                                                                ---------------  ---------------
Net income (loss)............................................           (4,217)          (1,890)

Foreign currency translation adjustment (net of tax effects).               84               22
                                                                ---------------  ---------------
Comprehensive income (loss)..................................   $       (4,133)  $       (1,868)
                                                                ===============  ===============

Basic and diluted net income (loss) per share................   $        (0.31)  $        (0.20)
                                                                ===============  ===============
Weighted average number of shares used in computing
     basic and diluted net income (loss) per share...........           13,751            9,409
                                                                ===============  ===============

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                            ------------------------------
                                                                                2000            1999
                                                                            -----------     --------------
                                                                             (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net income (loss).........................................................    $ (4,217)       $ (1,890)
Adjustments to reconcile net income (loss) to the net cash provided by (used in) operating activities:
      Depreciation and other amortization.................................         286             186
      Amortization of movie software costs................................          95             160
      Amortization of software technology.................................          20              --
      Amortization of goodwill............................................         292              --
      Amortization of customer database...................................           8              --
      Effect of warrants granted..........................................           6              32
      Effect of stock options granted.....................................          --              --
      Changes in operating assets and liabilities:
         Accounts receivable..............................................      (2,602)             55
         Other assets.....................................................        (720)            (22)
         Accounts payable and accruals....................................         594               6
         Deferred revenue.................................................       2,477              --
         Other long-term liabilities......................................          --             (36)
                                                                            -----------     -----------
Net cash provided by (used in) operating activities.......................      (3,761)         (1,509)

INVESTING ACTIVITIES
Purchases of equipment....................................................        (459)            (37)
                                                                            -----------     -----------
Net cash used in investing activities.....................................        (459)            (37)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs............................       6,531              --
Proceeds from Enewmedia for licensing rights..............................       2,500              --
Repayments of notes.......................................................         (99)             (8)
                                                                            -----------     -----------
Net cash provided by financing activities.................................       8,932              (8)
                                                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................       4,712          (1,554)

Translation adjustments...................................................         118              (1)
Cash and cash equivalents at beginning of period..........................       2,506           3,187
                                                                            -----------     -----------
Cash and cash equivalents at end of period................................     $ 7,336         $ 1,632
                                                                            ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest...............................................................     $   16          $    4
                                                                            ==========      ===========

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

         On January 12, 2000, Roseworth Group, Ltd. converted a $1,500,000 debenture into 612,825 shares of our common stock. A commission of 3,798 shares was paid in conjunction with this conversion as well as a write-off of the debenture warrant valuation expense. On March 17, 2000, 50,000 shares were issued to Continental Capital and Equity Corporation, valued at $143,000. This will be expensed over the year 2000, including $36,000 in the first quarter. We issued warrants to purchase 307,692 shares of our common stock to Enewmedia Digital Entertainment Limited on February 28, 2000 in connection with an investment and licensing agreement. The warrants carry a value of $428,000, which will be expensed over the 6-year term of the contract.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 1999.

2.       STOCKHOLDERS' EQUITY

         Options and warrants representing common shares of 2,085,000 and 3,062,439 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 1999 and 2000, respectively, because they were anti-dilutive.

3.       COMMITMENTS AND CONTINGENCIES

         We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000. This project currently is under development and we have expensed $775,000 on this project as of March 31, 2000.

         We have paid $600,000 towards the discovery and define phases for the development of a web site for The Auction Channel. We have a commitment for an additional $253,000 on the define phase. We are also obligated under the Sapient agreement to pay $900,000 for the concept phase, for a total project cost of $1,753,000.

         At March 31, 2000, we were obligated under certain licensing agreements to make minimum payments totaling $107,000 for use of certain properties and characters in development of our products.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


         We lease our facilities under operating lease agreements expiring in 2003. Future minimum payments as of March 31, 2000 under these leases are as follows:

                 YEAR                                 AMOUNT
           -----------------                       -------------

               2000...........................     $    202,000
               2001...........................          193,000
               2002...........................          136,000
               2003...........................           11,000
               2004                                          --
                                                   -------------
                  Total.......................     $    542,000
                                                   =============

         Rent expense was $163,000 and $54,000 for the three months ended March 31, 2000 and the three months ended March 31, 1999, respectively.

4.       SIGNIFICANT AGREEMENT

         On February 17, 2000, we entered into an agreement with Enewmedia Digital Entertainment Limited ("Enewmedia"), a wholly-owned subsidiary of e-New Media Company. The agreement with Enewmedia provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

         The Distribution Agreement stipulates that Enewmedia will have Internet distribution rights to English and Asian language versions of our Multipath Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. Enewmedia has agreed to pay us a fee of $2,500,000 for these rights, of which $1,500,000 was paid on March 1, 2000 and the remaining $1,000,000 is due upon delivery of the webisode masters. The revenue will be recognized in future periods commencing in the 2nd quarter of 2000. Enewmedia will be entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement.

         The Production Joint Venture Agreement provides for the formation of a joint venture to create new content using our B3D technology for distribution in the Asian territories where Enewmedia has distribution rights for our English and Asian language webisodes. Enewmedia will fund the projects developed by the joint venture. The joint venture will be owned in equal parts by Enewmedia and us.

         The Technology Licensing Agreement provides for our grant to a joint venture owned equally by Enewmedia and us of a 5-year exclusive alpha license to our B3D technology for exploitation by the joint venture in those Asian territories where Enewmedia has distribution rights. Enewmedia has agreed to pay us a fee of $2,500,000 for this license, of which $1,000,000 was paid on March 1, 2000. The remaining $1,500,000 is payable on delivery of the Gold Master for the software technology. The revenue will be recognized in future periods commencing in the 2nd quarter of 2000. Enewmedia will receive a 5 year exclusive alpha license for their territories and we will also be entitled to a 10% royalty on all joint venture revenues.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         Pursuant to the Investment Agreement, Enewmedia acquired 666,667 shares of our common stock at $6.00 per share, for aggregate proceeds to us of $4,000,000. Additionally, Enewmedia received warrants to purchase up to 307,692 shares of our common stock at a price of $6.50 per share. The warrants have a term of 9 months and may be called by us if our common stock share price exceeds $7.80 for 20 consecutive trading days.

5.       PRO FORMA STATEMENT

         The following summary of unaudited pro forma combined statement of operations data for the three months ended March 31, 1999 reflects our acquisition, on July 1, 1999, of The Auction Channel, as if the acquisition had occurred at the beginning of 1999.

                                        --------------------------------
                                              THREE MONTHS ENDED
                                                MARCH 31, 1999
                                        --------------------------------
                                                  (unaudited)
           Revenues....................         $     543,000
           Net loss....................         $  (2,231,000)
           Net loss per share..........         $       (0.24)

6.       GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         Our operations consist of the operations of our subsidiary, Brilliant Interactive Ideas Pty. Ltd., in Australia, Brilliant Digital Entertainment, Inc. in the United States of America and The Auction Channel in the United Kingdom. The following schedule sets forth our revenues and long-lived assets by geographic area:

                                                              UNITED                          UNITED
                                                              STATES         AUSTRALIA        KINGDOM
                                                           --------------  --------------  --------------
                                                            (unaudited)     (unaudited)     (unaudited)
THREE MONTHS ENDED MARCH 31, 1999:
Revenues from unaffiliated customers....................   $     181,000   $      25,000   $          --
Revenues from affiliated customers......................              --              --              --
                                                           --------------  --------------  --------------
Total revenues..........................................   $     181,000   $      25,000   $          --
                                                           ==============  ==============  ==============
THREE MONTHS ENDED MARCH 31, 2000:
Revenues from unaffiliated customers....................   $     175,000   $      13,000   $      56,000
Revenues from affiliated customers......................              --              --              --
                                                           --------------  --------------  --------------
Total revenues..........................................   $     175,000   $      13,000   $      56,000
                                                           ==============  ==============  ==============
LONG-LIVED ASSETS AS OF:
March 31, 2000..........................................   $     854,000   $     437,000   $   5,402,000
                                                           ==============  ==============  ==============

         For each of the periods shown above, our movie software costs, a portion of our operating expenses and most of our research and development costs were incurred and paid in Australia. Our production costs associated with the duplication and packaging of our products, royalties due to

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


third parties, a major portion of our sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

         For the three months ended March 31, 1999, GT Interactive accounted for 36% ($75,000) of our reported revenues. For the three months ended March 31, 2000, SlingShot, Inc., GT Interactive and Entertaindom, a Time Warner website, accounted for 43% ($107,000), 13% ($32,000) and 7% ($16,000) of our revenues, respectively.

7.       SEGMENT INFORMATION

         We currently have two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, Inc., in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd., in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary tool, B3D - Max. Our subsidiary, The Auction Channel, is based in London, England, although we are continuing to transition a portion of its operations from London to New York, New York. The Auction Channel integrates live satellite, cable television and web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and over the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house. Each segment is incorporated and maintains separate sets of books which are combined on consolidation.

                                                         THREE MONTHS ENDED
                                                         MARCH 31, 2000 (1)
                                                        ---------------------
                                                         (unaudited)
TOTAL ASSETS:
    Digital animation...........................        $     11,672,000
    Auction facilitation........................               6,526,000
                                                        ---------------------
       Total assets(2)..........................        $     18,198,000
                                                        =====================
REVENUES--EXTERNAL CUSTOMERS:
    Digital animation...........................        $        188,000
    Auction facilitation........................                  56,000
                                                        ---------------------
       Total revenues...........................        $        244,000
                                                        =====================
INCOME (LOSS) FROM OPERATIONS:
    Digital animation (3).......................        $    (2,508,000)
    Auction facilitation (4)....................             (1,727,000)
    Other (5)...................................                  18,000
                                                        ---------------------
       Total income (loss)......................        $    (4,217,000)
                                                        =====================
---------------------------

(1) The Auction Facilitation segment arose on acquisition on July 1, 1999. We did not have separately identifiable segments prior to July 1, 1999.




                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(2) Transactions between the two segments are primarily cash transfers to fund The Auction Channel operations.
(3)  Includes depreciation of $71,000.
(4) Includes $20,000 of depreciation and amortization of $322,000 of goodwill and other intangibles.
(5) Consists primarily of interest income and export marketing development grant income, net of debenture and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         Brilliant Digital Entertainment is a pioneering entertainment content provider and technology developer for the converging Internet and television markets. We use our proprietary software tools to develop and distribute three dimensional, digitally-animated interactive content for the Internet, including our Multipath Movies. We also develop technology and software tools for sale to others to be used by them in the development of content for the Internet. Through our subsidiary, The Auction Channel, Inc., we also provide services to auction houses that enable participants to watch auction events in real time on television, and the Internet, and to bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996.

         Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and on the successful distribution and market acceptance of our proprietary software tools. Our annual and quarterly revenue also will depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors--We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be extremely difficult to forecast.

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

During the first quarter of 2000, we transferred our ownership interest in Trojan Television Limited to our newly formed subsidiary, The Auctionchannel, Inc.

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

DVD MARKET

         We intend to release Multipath Movie titles to the DVD market for distribution commencing in the second half of 2000. We believe that distributing our titles on DVD will increase the awareness of Multipath Movies in the retail market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. Original Equipment Manufacturer (or OEM) and bundled sales of DVD products will be managed jointly by SlingShot and us. We have delivered 15 titles to SlingShot for conversion to the DVD format and have developed a release plan to ensure timely delivery of DVD titles into the retail channel.

INTERNET AND ONLINE SERVICES

         Given the importance of Internet and online delivery in the overall success of the Multipath Movie and other B3D format movies, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we seek to follow a syndication strategy to distribute content as broadly as possible across the Internet. We will continue to focus more and more of our efforts toward Internet distribution through third party websites. Much progress was made in this area during late 1999 and in the first quarter of 2000, as our content is now available on third party websites such as VH1, Net Taxi, Time-Warner's Entertaindom and Road Runner.

B3D

         We are also pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. Our B3D - Max, a version of the B3D technology, is a plug-in to 3D Studio Max. It enables animators to output their animation to be played back in real time on the Internet using our Digital Projector playback system. B3D - Max is distributed by Digimation Inc., an authorized distributor of 3D Studio Max plug-ins, and by us directly to the market. The marketing program is designed to encourage content creation and distribution on the Internet of B3D - Max to further encourage use of the Digital Projector, and through this, to establish broader demand for our other tools and technology that we intend to continue to release to the market. Animation content generated using B3D - Max can be of any type. The tool is not limited to the production of entertainment content.

It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. We intend to release a more advanced version of our technology to the market in 2000-2001.

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

         Revenues, which will be earned from the sale or licensing of our software tools, will be recognized based on the terms of the sales or licensing agreement.

         Where we earn revenues from the placing of our content on third party web sites we will recognize these revenues when the third party accounts to us. These revenues will be accrued during the period to which they relate.

         Revenues increased from $206,000 for the three months ended March 31, 1999 to $244,000 for the three months ended March 31, 2000. Revenues for the three months ended March 31, 2000 include internet advertising revenue of $27,000, Multipath Movie retail sales of $37,000, DVD revenue of $107,000 and $56,000 in auction service revenues earned by The Auction Channel, primarily from the televised broadcast of auctions. Motion Capture Services, the software for the capture of motion for animated digital characters, generated $13,000 in revenues in the 2000 period. Revenues for the three months ended March 31, 1999 were primarily the result of $152,000 from CD ROM sales and $54,000 earned under a Multipath Movie technology and content development agreement.

         COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs, if any, for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. The Auction Channel cost of revenues consists of costs associated with the broadcast of live auctions. Cost of revenues increased from $205,000 for the three months ended March 31, 1999 to $303,000 for the three months ended March 31, 2000. The increase in costs of revenues is primarily attributable to the addition in the 2000 period of The Auction Channel cost of revenues of $167,000.

         SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, travel and trade shows. Sales and marketing expenses decreased from $222,000 for the three months ended March 31, 1999 to $137,000 for the three months ended March 31, 2000. The decrease is primarily attributable to a decrease in our promotional efforts, specifically the discontinuation of the banner program.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $619,000 for the three months ended March 31, 1999 to $2,337,000 for the three months ended March 31, 2000. This represents an increase of $1,718,000, which is primarily attributable to increased employment recruiting costs of $116,000 associated with the development of internal management and the addition of personnel; increased professional fees of $131,000 as a result of a greater level of activity; $821,000 due to the addition of general and administrative costs related to The Auction Channel's operations in the United Kingdom; $554,000 associated with establishing The Auction Channel's New York office.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop Multipath Movies. Research and development expenses were $981,000 and $1,290,000 for the three months ended March 31, 1999 and March 31, 2000, respectively. The 2000 figure includes web design costs of $400,000 pertaining to the development of The Auction Channel web site.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased from $130,000 for the three months ended March 31, 1999 to $92,000 for the three months ended March 31, 2000. Amortization expense for the three months ended March 31, 2000 includes amortization of goodwill of $292,000, software technology of $20,000 and customer database of $8,000, all attributable to the purchase of The Auction Channel in July 1999.

         OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to Brilliant Interactive Ideas Pty. Ltd. by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $61,000 in 1999 to income of $18,000 in 2000. This reduction is primarily due to debenture expense of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our principal source of liquidity was approximately $7,336,000 in cash, which we primarily raised through debt and equity financing.

         On February 17, 2000 we entered into an agreement with Enewmedia, as described in Note 4 to the Financial Statements, which provided an infusion of cash of $6,500,000.

         In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6 million of our common stock at a discount to its "Market Price" from time to time during the three-year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "Market Price" of our common stock at the time we give a sale notice is at least $1.00 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares, is in effect at the closing of the sale. "Market Price" is defined as the lowest daily volume weight adjusted price of our common stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our common stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to St. Annes an amount equal to 3% of the purchase price, and to issue to St. Annes shares of common stock having an aggregate value equal to 2% of the purchase price of the shares of common stock to be issued and sold to St. Annes under the securities purchase agreement. On February 2, 2000, the Company sold 230,075 shares of common stock to St. Annes under the purchase agreement for gross proceeds of $1,000,000. Brilliant paid St. Annes $30,000 and issued to St. Annes 4,049 shares of common stock as a fee in connection with the sale.

         On March 15, 2000, Roseworth Group, Ltd. exercised in full warrants to purchase 50,000 shares of our common stock at $5.50 per share, for aggregate proceeds to us of $275,000.

         Net cash used in operating activities during the three months ended March 31, 2000 was primarily attributable to a net loss of $4,217,000. Net cash used in investing activities in the three months ended March 31, 2000 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment and for costs associated with raising capital.

         We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998 with continued sales in 1999. The second project has not been identified yet. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. This project is currently under development and we have expensed $775,000 as of March 31, 2000. We also are required as of March 31, 2000 to make minimum payments of $107,000 under various licensing agreements. At March 31, 2000, we had rental commitments for our offices and production facilities of $542,000 and a promissory note for the financing of fixed assets in the amount of $92,000 payable over the next 4 years. Additionally, we have committed to pay $1,753,000 to Sapient Corporation for the development of a web site for The Auction Channel. We have paid $600,000 on the first two phases, with a remaining commitment of $1,153,000 on the project.

         We believe that our existing funds, cash generated from operations and proceeds from the sale of common stock under our securities purchase agreement with St. Annes will be sufficient to fund our ongoing working capital requirements for at least the next twelve months. However, see "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to defer completion of Multipath Movie titles and reduce overhead significantly."

ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

         Our accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, we expense all costs related to the development of both our software tools and Multipath Movie titles. We achieved technological feasibility of our original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing Multipath Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. We continue to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. Multipath Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for Multipath Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred.

ACCOUNTING GUIDANCE FOR REVENUE RECOGNITION FOR SOFTWARE TRANSACTIONS

         Software sales entered into prior to December 15, 1997 were accounted for in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition." For transactions entered into after December 15, 1997, we recognize revenue from the sale of software in accordance with SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software.

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

         THE AUCTION CHANNEL MAY NEVER BE PROFITABLE, WHICH WILL ADVERSELY AFFECT OUR CONSOLIDATED OPERATIONS. The Auction Channel commenced operations in July 1996 and, accordingly, has a limited operating history upon which to evaluate its future prospects. There can be no assurance that The Auction Channel will achieve profitability or implement its business strategy. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $485,000 in fiscal 1998, $1,978,000 for the fiscal year ended June 30, 1999, $958,000 for the six months ended December 31, 1999, and $1,727,000 for the three months ended March 31, 2000. At March 31, 2000, The Auction Channel had an accumulated deficit of $5,458,000 relating to net losses from the period from July 1, 1996 through March 31, 2000. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months.

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

         IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED MULTIPATH MOVIES, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create Multipath Movies have been developed over the past four years. Additional refinement of these tools is necessary to continue to enhance the Multipath Movie format. If we cannot develop improvements to these software tools, our Multipath Movies may not obtain or maintain market acceptance and our revenues will be adversely affected.

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

PERCENTAGE DECLINE                                            PERCENTAGE OF
 IN MARCH 10, 2000       ASSUMED         SHARES OF COMMON      OUTSTANDING
   CLOSING PRICE      CLOSING PRICE            STOCK          COMMON STOCK
------------------    --------------     ----------------     -------------
        --               $12.63               691,908             4.7%
        25%               $9.47               844,665             5.7%
        50%               $6.32              1,148,969            7.6%
        75%               $3.16              2,105,629            13.1%

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

         In February 2000, we issued to Enewmedia Digital Entertainment Limited warrants to purchase up to 307,692 shares of our common stock at an exercise price of $6.50 per share. The warrants have a term of 9 months and may be called by us if our common stock share price exceeds $7.80 for 20 consecutive trading days shares. In connection with this issuance, Enewmedia covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the securities except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               10.1 Strategic Partner Agreement, dated as of February 17, 2000, between Registrant and Enewmedia Digital Entertainment Limited.

               10.2 Nontransferable Redeemable Warrant Agreement, dated February
                    28, 2000, between Registrant and Enewmedia Digital Entertainment Limited.

               27.1 Financial Data Schedule.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: May 12, 2000             /S/ MICHAEL OZEN
                             --------------------------------------------------
                             By:   Michael Ozen
                             Its:  Chief Financial Officer (Principal Financial
                                   and Accounting Officer) and Secretary