Form 10QSB
period 2000-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2000-08-15
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 14,704,844 shares issued and outstanding as of July 21, 2000.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                    ---    ---

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX

                                                                                                       PAGE
PART I     FINANCIAL INFORMATION.........................................................................3

Item 1.    Financial Statements..........................................................................3

           Condensed Consolidated Balance Sheet as of June 30, 2000......................................3

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and June 30, l999.........................................................4

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.........................................................5

           Notes to Consolidated Financial Statements....................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................11

PART II    OTHER INFORMATION............................................................................25

Item 2.    Changes in Securities and Use of Proceeds....................................................25

Item 4.    Submission of Matters to Vote of Securities Holders..........................................25

Item 6.    Exhibits and Reports on Form 8-K.............................................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                    JUNE 30,
                                                                      2000
                                                                  -----------
                                                                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..................................   $    4,412
    Accounts receivable, net...................................        2,257
    Other assets, net..........................................        1,587
                                                                  -----------
Total current assets...........................................        8,256
Property, plant and equipment, net.............................          848
Goodwill and other intangibles, net............................        4,829
Other assets...................................................          954
                                                                  -----------
Total assets...................................................   $   14,887
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...........................................   $    1,004
    Accrued expenses...........................................        1,654
    Deferred revenue...........................................        4,856
    Note payable, related party................................            6
    Current portion of notes payable and other debt............           52
                                                                  -----------
Total current liabilities......................................        7,572
Notes payable, less current portion............................           56
Other long term liabilities....................................           50
                                                                  -----------
Total liabilities..............................................        7,678
Commitments and contingencies
Stockholders' equity:
    Common stock...............................................           15
    Additional paid-in capital.................................       42,328
    Accumulated deficit........................................      (35,002)
    Cumulative other comprehensive income (loss)...............         (132)
                                                                  -----------
Total stockholders' equity.....................................        7,209
                                                                  -----------
Total liabilities and stockholders' equity.....................   $   14,887
                                                                  ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        3 MONTHS     3 MONTHS     6 MONTHS      6 MONTHS
                                                          ENDED        ENDED        ENDED         ENDED
                                                         6/30/00      6/30/99      6/30/00       6/30/99
                                                       -----------  -----------  -----------   -----------
                                                       (UNAUDITED)  (UNAUDITED)  (UNAUDITED)   (UNAUDITED)
  REVENUE:
       Revenues.....................................   $    316     $    127     $      560    $     334
                                                       ----------   ----------   -----------   ----------
  COST OF REVENUES AND EXPENSES:
  Cost of revenues..................................        227          141            530          349
  Sales & marketing.................................        370          257            507          479
  Website development...............................        691           --          1,091           --
  General and administrative........................      2,456          937          4,793        1,536
  Research and development..........................        786          880          1,676        1,883
  Amortization of software technology and goodwill .        319           --            639           --
  Depreciation......................................        107          140            199          270
                                                       ----------   ----------   -----------   ----------
  Total cost of revenues and expenses...............      4,956        2,355          9,435        4,517
                                                       ----------   ----------   -----------   ----------
  Income (loss) from operations.....................     (4,640)      (2,228)        (8,875)      (4,183)

  OTHER INCOME (EXPENSE):
  Export market development grant...................        122           90            122          127
  Gain (loss) on foreign exchange...................          1           (4)             1           (5)
  Debenture expense.................................         --          (55)           (30)         (55)
  Interest income (expense), net....................         65          (24)           113            4
                                                       ----------   ----------   -----------   ----------
       Total other income (expense).................        188            7            206           71
                                                       ----------   ----------   -----------   ----------
  Income (loss) before income taxes.................     (4,452)      (2,221)        (8,669)       4,112)
  Provision for income taxes........................         --           --             --           --
                                                       ----------   ----------   -----------   ----------
  Net income (loss).................................     (4,452)      (2,221)        (8,669)      (4,112)
  Foreign currency translation adjustment
        (net of tax effects)........................        (65)           3             19           26
                                                       ----------   ----------   -----------   ----------
  Comprehensive income (loss).......................   $ (4,517)    $ (2,218)    $   (8,650)   $  (4,086)
                                                       ==========   ==========   ===========   ==========
  Basic and diluted net income (loss) per share.....   $  (0.30)    $  (0.20)    $    (0.61)   $    (.41)
                                                       ==========   ==========   ===========   ==========
  Weighted average number of shares used in
       computing basic and diluted net income
       (loss) per share.............................     14,771       10,852         14,261       10,131
                                                       ==========   ==========   ===========   ==========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               -------------------------
                                                                                   2000         1999
                                                                               ------------  -----------
                                                                                (unaudited)  (unaudited)
OPERATING ACTIVITIES
Net income (loss)............................................................    $ (8,669)    $ (4,112)
Adjustments to reconcile net income (loss) to the net cash provided by (used in) operating activities:
      Depreciation and other amortization....................................         312          380
      Amortization of movie software costs...................................         153          258
      Amortization of software technology....................................          40           --
      Amortization of goodwill...............................................         583           --
      Amortization of customer database......................................          16           --
      Effect of warrants granted.............................................         112           --
      Debenture expense......................................................          --           55
      Changes in operating assets and liabilities:
         Accounts receivable.................................................      (1,922)        (308)
         Other assets........................................................        (487)         (45)
         Accounts payable and accruals.......................................         118          105
         Deferred revenue....................................................       4,825           --
         Other long-term liabilities.........................................          --          (71)
                                                                               -----------  -----------
Net cash provided by (used in) operating activities..........................      (4,919)      (3,738)

INVESTING ACTIVITIES
Purchases of equipment.......................................................        (496)         (62)
                                                                               -----------  -----------
Net cash used in investing activities........................................        (496)         (62)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs...............................       7,370        4,384
Convertible debenture, net of costs..........................................          --          951
Repayment of debenture.......................................................          --         (100)
Repayments of notes..........................................................        (105)         (14)
                                                                               -----------  -----------
Net cash provided by financing activities....................................       7,265        5,221
                                                                               -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................       1,850        1,421

Translation adjustments......................................................          56          (21)
Cash and cash equivalents at beginning of period.............................       2,506        3,187
                                                                               -----------  -----------
Cash and cash equivalents at end of period...................................    $  4,412     $  4,587
                                                                               ===========  ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest..................................................................    $     33     $      9
                                                                               ===========  ===========

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     On January 10, 2000, Roseworth Group, Ltd. converted a $1,500,000 debenture into 612,825 shares of our common stock. A commission of 3,798 shares was paid in conjunction with this conversion as well as a write-off of the debenture warrant valuation expense. On March 17, 2000, 50,000 shares were issued to Continental Capital and Equity Corporation and $36,000 was expensed in the first quarter in connection with the shares earned. In June we dissolved our agreement with Continental Capital and reacquired 30,000 of the unearned share of stock pursuant to the terms of the agreement. We issued warrants to purchase 307,692 shares of our common stock to Enewmedia Digital Entertainment Limited on February 28, 2000 in connection with an investment and licensing agreement. The warrants carry a value of $492,000, which will be expensed over the 6-year term of the contract. On May 23, 2000 we entered into an agreement with Yahoo!. The warrants issued in connection with this agreement carry a value of $1,022,222 and will be expensed over 12 months. The unamortized portion of the Yahoo! warrants is included in other current assets.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)

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

2.   STOCKHOLDERS' EQUITY

     Options and warrants representing common shares of 2,113,000 and 3,326,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 1999 and 2000, respectively, because they were anti-dilutive.

3.   COMMITMENTS AND CONTINGENCIES

     We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000. We anticipate that we will fund more than the $900,000 under the agreement.

4.   SIGNIFICANT AGREEMENT

     On February 17, 2000, we entered into an agreement with Enewmedia Digital Entertainment Limited ("Enewmedia"), a wholly-owned subsidiary of e-New Media Company. The agreement with Enewmedia provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

     The Distribution Agreement stipulates that Enewmedia will have Internet distribution rights to English and Asian language versions of our Multipath Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. Enewmedia has agreed to pay us a fee of $2,500,000 for these rights, of which $1,500,000 was paid on March 1, 2000 and the remaining $1,000,000 was received prior to June 30, 2000. The revenue will be recognized in future periods commencing in the 2nd quarter of 2000. Enewmedia will be entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement.

     The Production Joint Venture Agreement provides for the formation of a joint venture to create new content using our B3D technology for distribution in the Asian territories for which Enewmedia has distribution rights. Enewmedia will fund the projects developed by the joint venture. The joint venture will be owned in equal parts by Enewmedia and us.

     The Technology Licensing Agreement provides for our grant to a joint venture owned equally by Enewmedia and us of a 5-year exclusive alpha license to our B3D technology for exploitation by the joint venture in those Asian territories where Enewmedia has distribution rights. Enewmedia has agreed to pay us a fee of $2,500,000 for this license, of which $1,000,000 was paid on March 1, 2000. The remaining $1,500,000 was received after June 30, 2000. The revenue will be recognized in future periods commencing in the 2nd quarter of 2000. We are also entitled to a 10% royalty on all joint venture revenues.

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

5.   PRO FORMA STATEMENT

     The following summary of unaudited pro forma combined statement of operations data for the six months ended June 30, 1999 reflects our acquisition, on July 1, 1999, of The Auction Channel, as if the acquisition had occurred at the beginning of 1999.

                                        -------------------
                                         SIX MONTHS ENDED
                                           JUNE 31, 1999
                                        -------------------
                                             (unaudited)
       Revenues.......................     $     697,000
       Net loss.......................     $ (5,824,000)
       Net loss per share.............     $      (0.54)

6.   GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     Our operations consist of our subsidiary, Brilliant Interactive Ideas Pty. Ltd., in Australia, Brilliant Digital Entertainment, Inc. in the United States of America and the United Kingdom operations of The Auction Channel. The following schedule sets forth our revenues and long-lived assets by geographic area:

                                                   UNITED                          UNITED
                                                   STATES         AUSTRALIA        KINGDOM
                                                --------------  --------------  --------------
                                                 (unaudited)     (unaudited)     (unaudited)
SIX MONTHS ENDED JUNE 30, 1999:
Revenues from unaffiliated customers.........   $     313,000   $      21,000   $          --
Revenues from affiliated customers...........              --              --              --
                                                --------------  --------------  --------------
Total revenues...............................   $     313,000   $      21,000   $          --
                                                ==============  ==============  ==============
SIX MONTHS ENDED JUNE 30, 2000:
Revenues from unaffiliated customers.........   $     389,000   $      47,000   $     124,000
Revenues from affiliated customers...........              --              --              --
                                                --------------  --------------  --------------
Total revenues...............................   $     389,000   $      47,000   $     124,000
                                                ==============  ==============  ==============
LONG-LIVED ASSETS AS OF:
June 30, 2000................................   $   1,195,000   $     305,000   $   5,131,000
                                                ==============  ==============  ==============


     For each of the periods shown above, our movie software costs, a portion of our operating expenses and most of our research and development costs were incurred and paid in Australia. Our production costs associated with the duplication and packaging of our products, royalties due to third parties, a major portion of our sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

     For the six months ended June 30, 1999, GT Interactive accounted for 28% ($94,000), and The Learning Company accounted for 23% ($78,000) of our reported revenues. For the six months ended June 30, 2000, Enewmedia, and SlingShot, Inc. accounted for 27% ($153,000) and 19% ($107,000) of our revenues, while GT Interactive, L90 and Entertaindom, a Time Warner website, accounted for 6% ($32,000), 4% ($21,000) and 8% ($45,000) of our revenues respectively.

7.   SEGMENT INFORMATION

     We currently have two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, Inc., in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd., in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary tool, B3D - Max. Our subsidiary, The Auction Channel, has it's primary operations in London, England, although we are continuing to transition a portion of its operations from London to New York, New York. The Auction Channel integrates live satellite, cable television and web broadcasts of auction events conducted by auction houses, allowing for participants to watch events on television and over the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house. Each segment is incorporated and maintains separate sets of books which are combined on consolidation.


                                                  SIX MONTHS ENDED
                                                  JUNE 30, 2000 (1)
                                                 ------------------
                                                     (unaudited)
TOTAL ASSETS:
    Digital animation........................    $     9,133,000
    Auction facilitation.....................          5,754,000
                                                 ----------------
       Total assets(2).......................    $    14,887,000
                                                 ================

REVENUES--EXTERNAL CUSTOMERS:
    Digital animation........................    $       436,000
    Auction facilitation.....................            124,000
                                                 ----------------
       Total revenues........................    $       560,000
                                                 ================

INCOME (LOSS) FROM OPERATIONS:
    Digital animation (3)....................    $   (4,110,000)
    Auction facilitation (4).................        (4,765,000)
    Other (5)................................            206,000
                                                 ----------------
       Total income (loss)...................    $   (8,669,000)
                                                 ================
---------------------------

(1) The Auction Facilitation segment arose on acquisition on July 1, 1999. We did not have separately identifiable segments prior to July 1, 1999.
(2) Transactions between the two segments are primarily cash transfers to fund The Auction Channel operations.
(3)  Includes depreciation of $147,000.
(4) Includes $52,000 of depreciation and amortization of $639,000 of goodwill and other intangibles.
(5) Consists primarily of interest income and export marketing development grant income, net of debenture and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant Digital Entertainment is a pioneering entertainment content provider and technology developer for the converging Internet and television markets. We use our proprietary software tools to develop and distribute three dimensional, digitally-animated interactive content for the Internet, including our Multipath Movies. We also license software tools to others to be used by them in the development of content for the Internet. Through our subsidiary, The Auction Channel, Inc., we provide services to auction houses that enable participants to watch auction events in real time on television, and the Internet, and to bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996.

     Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and on the successful distribution and market acceptance of our proprietary software tools. Our annual and quarterly revenue also will depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors--We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, the impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be, extremely difficult to forecast.

OUR ACQUISITION OF THE AUCTION CHANNEL

     On July 1, 1999, we acquired Trojan Television Limited. Trojan Television Limited is a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing participants to watch events on television and the Internet, and use the Internet or their telephone to bid simultaneously with people actually present at the auction house.

During the first quarter of 2000, we transferred our ownership interest in Trojan Television Limited to our newly formed, wholly-owned subsidiary, The Auctionchannel, Inc.

     The Auction Channel enables live real time bidding through its proprietary NetBidlive technology, allowing bidders to compete for items at live auctions from their homes or offices. TAC was one of the first companies to integrate broadcast television with the power of the internet for the purpose of broadcasting live auction's to a bidder's television or computer in a real time broadcast quality environment. Since its inception in 1996, TAC has hosted more than 100 internet auctions with some of the major international auction houses, as well as producing and hosting twenty of those auctions on television in conjunction with BSkyB Sports in the United Kingdom.

     During the quarter, The Auction Channel was selected by the CBS Early Morning Show to assist in producing a bi-monthly co-branded auction and appraisal segment. TAC also entered into an agreement with Auction Watch to create a co-branded appraisal component on TAC's website to allow consumers to send in digital photos of items they would like to have appraised. Additionally, TAC entered into an agreement with the British based Two Way Television, an enhanced TV pioneer, to create auction related games for their "enhanced TV platform."

CD-ROM RETAIL CHANNELS AND DIRECT-TO-RETAIL

     We are continuing a limited retail distribution program in which Multipath Movies are marketed through traditional software publishers and distributors nationwide. Distribution is being effected in the retail channel through our relationship with GT Interactive, which is representing selected titles sold in jewel case CD-ROM formats.

DVD MARKET

     We intend to release selected Multipath Movie titles to the DVD market for distribution commencing in the second half of 2000. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. Many of the titles have been delivered to SlingShot for conversion to the DVD format and a release plan has been developed to ensure timely delivery of DVD titles into the retail channel.

INTERNET AND ONLINE SERVICES

     Given the importance of Internet and online delivery in the overall success of the Multipath Movie and other B3D format movies, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we follow a syndication strategy to distribute content as broadly as possible across the Internet. We continue to focus more of our efforts toward Internet distribution through third party websites and have increased our hiring of personnel in this area. Much progress has been made in this area during the first half of 2000 and our content is now available on third party websites that include Yahoo!, VH1.com, Studiosusa.com, Time-Warner's Entertaindom.com, Road Runner, and Music.com. Additionally, agreements to host BDE content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling even more consumer reach in the near term.

     At this time, we have three Multipath Movie animated series in distribution on the Internet; Superman, Xena-warrior Princess and KISS-The Immortals. We released Xena-Warrior Princess late in the second quarter. Two additional series, Ace Ventura and Gravity Angels, are in production and will be available over the coming months. All of these series, except Gravity Angels, are based on existing (licensed) properties.

B3D

     We are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. In addition, we are currently developing an exporter plug-in tool for users of Maya and Lightwave animation packages that is expected to be available in the 4thquarter, 2000. This will further broaden the market for the b3d toolset.

     Beta versions of our proprietary toolsets, which are developed by our subsidiary, B3D, Inc. have been released to the public. The first software products to be launched consist of b3d Studio, b3d Studio Pro, and other supporting products that are targeted for sale by the end of the fiscal year 2000. The b3d Studio products are similar to those used by our own production team in the creation of our syndicated Multipath Movie series such as Superman, KISS, and Xena that are now available on popular entertainment Web portals. These tools will provide individual artists, animators and studios with the capability to create their own multipath movies and b3d content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of b3d content to enrich the consumers web experience. Animation content generated using the b3d tools can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.

     B3D, Inc. officially launched the toolset program in July 2000 at the Siggraph computer graphics show in New Orleans, where B3D, Inc. announced and initiated the Web-based beta program. The Beta program allows users to download a full featured but "watermarked" (i.e., our name will appear on the content) version of the b3d Studio software for evaluation and feedback to our b3d software development and marketing team. B3D, Inc. is also in discussions with other leading 3D tools makers to provide a broad array of potential companion products for the b3d software tools. However, we do not guarantee that such discussions will lead to any ultimate agreements or partnerships, or that the terms of such agreements, if concluded, will be favorable to us.

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

     We enter into distribution contracts under which we are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. Historically, we have derived our revenues from royalties, development fees and software sales. We license our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Non-refundable advances are recognized as revenue when the CD-ROM master is delivered to the licensee and the terms of the sale are considered fixed. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by us. Development fees are paid by customers in exchange for our development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product.

     Revenues earned from the broadcast of auctions are recognized when the broadcast airs. Revenues, which are computed as a percentage of the hammer price of an item up for auction, are recognized when the item is knocked down.

     Revenues earned from the sale or licensing of our software tools will be recognized based on the terms of the sales or licensing agreement.

     Where we earn revenues from the placing of our content on third party web sites we will recognize these revenues when the third party accounts to us. These revenues will be accrued during the period to which they relate.

     Revenues increased from $334,000 for the six months ended June 30, 1999 to $560,000 for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2000 include internet advertising revenue of $66,000, licensing of b3d tools of $84,000, licensing of b3d content of $69,000, Multipath Movie retail sales of $59,000, DVD revenue of $107,000 and $124,000 in auction service revenues earned by The Auction Channel, primarily from the televised broadcast of auctions. Motion Capture Services, the use of software for the capture of motion for animated digital characters, generated $47,000 in revenues in the 2000 period. Revenues for the six months ended June 30, 1999 were the result of $233,000 from CD ROM sales, $80,000 earned under a Multipath Movie technology and content development agreement and $21,000 in motion capture revenues.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs, if any, for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. The Auction Channel cost of revenues consists of costs associated with the broadcast of live auctions. Cost of revenues increased from $349,000 for the six months ended June 30, 1999 to $530,000 for the six months ended June 30, 2000. The increase in costs of revenues is primarily attributable to the addition in the 2000 period of The Auction Channel cost of revenues of $325,000, offset by a reduction in the amortization of Multipath Movie development costs.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, travel and trade shows. Sales and marketing expenses increased from $479,000 for the six months ended June 30, 1999 to $507,000 for the six months ended June 30, 2000. The minimal change is primarily attributable to a decrease in our promotional efforts, specifically the discontinuation of the banner program, offset by the additional costs incurred by The Auction Channel of $72,000 and the warrant distribution expense of $85,000 attributable to the Yahoo! agreement.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased from $1,536,000 for the six months ended June 30, 1999 to $4,793,000 for the six months ended June 30, 2000. This is an increase of $3,257,000, which is primarily attributable to the addition of $1,500,000 of general and administrative costs related to The Auction Channel's operations in the United Kingdom and $1,145,000 associated with establishing The Auction Channel's New York office. There were also increased payroll costs of $340,000 due to the development of internal management and the addition of personnel, additional cost of $175,000 in supplies, rent, computer supplies, and other personnel-related items resulting from the increase in personnel, and an increase in professional fees of $98,000 and investor costs of $120,000 as a result of a greater level of activity. The increase in general and administrative costs was partially offset by a reduction of $105,000 in outside consultant costs due to our addition of personnel.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop Multipath Movies. Research and development expenses were $1,883,000 and $1,676,000 for the six months ended June 30, 1999 and June 30, 2000, respectively. The 2000 figure includes web design costs of $967,000 pertaining to the development of The Auction Channel web site. In the 2000 period our research and development costs were offset by a $200,000 reimbursement fee of production costs paid to us by Entertaindom.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased from $270,000 for the six months ended June 30, 1999 to $199,000 for the six months ended June 30, 2000 as a number of assets were fully amortized. Amortization expense for the six months ended June 30, 2000 includes amortization of goodwill of $583,000, software technology of $40,000 and customer database of $16,000, all attributable to the purchase of The Auction Channel in July 1999.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to Brilliant Interactive Ideas Pty. Ltd. by the Australian Trade Commission for its participation in certain export activities. Other income and expense increased from income of $71,000 in 1999 to income of $206,000 in 2000. This increased is primarily due to interest income of $146,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, our principal source of liquidity was approximately $4,412,000 in cash, which we raised primarily through the issue of new equity and the Enewmedia agreement.

     On February 17, 2000 we entered into an agreement with Enewmedia, as described in Note 4 to the Financial Statements, which provides for the payment to us of $9,000,000 in cash, of which $1,500,000 remained outstanding at June 30, 2000.

     On June 6, 2000, iBidLive exercised in full warrants to purchase 200,000 shares of our common stock at $4.00 per share, for aggregate proceeds to us of $800,000.

     In March 1999, we entered into a securities purchase agreement with St. Annes Investment, Ltd. The agreement gives us the right at our election to sell to the investor up to a total of $6,000,000 of our common stock at a discount to its "Market Price" from time to time during the three-year term of the agreement. Each sale of shares under the agreement is subject to certain minimum and maximum dollar amounts and certain other conditions, including that the "Market Price" of our common stock at the time we give a sale notice is at least $1.00 per share and that a registration statement under the Securities Act of 1933, as amended, covering St. Annes' resale of the shares, is in effect at the closing of the sale. "Market Price" is defined as the lowest daily volume weight adjusted price of our common stock (as reported on Bloomberg) for any trading day during the 10-trading day period ending on the day before the day that we give a sale notice to St. Annes. The purchase price that we will receive for our shares in each sale will be 88% of the Market Price of our common stock if the Market Price is more than $4 per share, and 86% of the Market Price if the Market Price is $4 per share or less. We have agreed to pay to St. Annes an amount equal to 3% of the purchase price, and to issue to St. Annes shares of common stock having an aggregate value equal to 2% of the purchase price of the shares of common stock to be issued and sold to St. Annes under the securities purchase agreement. On February 2, 2000, we sold 230,075 shares of common stock to St. Annes under the purchase agreement for gross proceeds of $1,000,000. Brilliant paid St. Annes $30,000 and issued to St. Annes 4,049 shares of common stock as a fee in connection with the sale.

     Net cash used in operating activities during the six months ended June 30, 2000 was primarily attributable to a net loss of $8,669,000. Net cash of $495,000 used in investing activities in the six months ended June 30, 2000 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment and for costs associated with raising capital.

     We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998 with continued sales in 1999. The second project has not been identified yet. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. We anticipate that we will fund more than the $900,000 under the agreement. We may spend up to $1,753,000 for the development of a web site for The Auction Channel. Thus far, we have paid $600,000 on the first two development phases for this web site.

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

     WE WILL NOT BE ABLE TO GENERATE REVENUES IF OUR MULTIPATH MOVIES AND B3D TOOLSET DO NOT ACHIEVE MARKET ACCEPTANCE. Each Multipath Movie is an individual artistic work, and its ability to generate revenues primarily will be determined by consumer reaction, which is unpredictable. To generate revenues, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our Multipath Movies. We cannot be certain that we will be able to do so. The b3d toolset may have programming errors, may be incompatible with other software or hardware products in the market, may face slow adoption in the marketplace and may face competition from other toolmakers. Other factors that influence our ability to generate revenues from our Multipath Movies and the b3d toolset include:

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

     o    our ability to sell advertising and sponsorships for the content;

     o our b3d toolset may contain features, functionality or workflow conventions that may not be widely accepted by our target audience;

     o our ability to continue to develop and enhance the toolset and deliver without delay; and

     o    the marketplace's reluctance to adopt a new toolset.

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

     IF WE ARE UNABLE TO DEVELOP A RETAIL SALES CHANNEL, EFFECTIVELY COMPETE FOR RETAIL SHELF SPACE AND NEGOTIATE FAVORABLE TERMS WITH RETAILERS, OUR RETAIL SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. We anticipate that a certain amount of Multipath Movies sales will be made by traditional retailers. We may not be able to achieve retail sales at prices favorable to us. The competition for shelf space in retail stores is intense. We expect that our products will constitute a small percentage of a retailer's sales volume, and we cannot be certain that retailers will provide our products with adequate levels of shelf space and promotional support. Due to the increased competition for limited retail shelf space and promotional resources, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including terms relating to price discounts, product return rights and cooperative market development funds. Increased competition could result in loss of shelf space for our products at retail stores, as well as significant price competition, any of which could adversely affect our sales volume and the price we receive for our products.

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

     THE AUCTION CHANNEL MAY NEVER BE PROFITABLE, WHICH WILL ADVERSELY AFFECT OUR CONSOLIDATED OPERATIONS. The Auction Channel, through it's subsidiary, Trojan Television, Ltd., commenced operations in July 1996 and, accordingly, has a limited operating history upon which to evaluate its future prospects. There can be no assurance that The Auction Channel will achieve profitability or implement its business strategy. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $485,000 in fiscal 1998, $1,978,000 for the fiscal year ended June 30, 1999, $958,000 for the six months ended December 31, 1999, and $4,126,000 for the six months ended June 30, 2000. At June 30, 2000 The Auction Channel had an accumulated deficit of $7,857,000 relating to net losses from the period from July 1, 1996 through June 30, 2000. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months.

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

     BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of July 21, 2000, our officers and directors owned, in total, approximately 14.3% of the outstanding shares of our common stock. As a result, our officers and directors may be able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

     OUR SALE OF SHARES TO ST. ANNES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS. We have entered into a securities purchase agreement with St. Annes Investments, Ltd. that allows us to sell to St. Annes up to $6,000,000 worth of shares of our common stock at a discount to the then-prevailing market price of our common stock. If the market price is $4.00 or less, St. Annes will receive a discount equal to 14% of the market price, and if the market price is greater than $4.00, St. Annes will receive a discount equal to 12% of the market price. Additionally, we have agreed to issue to St. Annes as a fee shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock that are issued and sold to St. Annes under the securities purchase agreement. Accordingly, the issuance of shares under the securities purchase agreement will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially impacted in future periods, and the market price of our common stock could be materially and adversely affected. As of July 21, 2000, we have sold 230,075 shares of our common stock to St. Annes for gross proceeds of $1,000,000. We also have issued 4,049 shares of our common stock to St. Annes as a fee.

     The table below sets forth the number of shares and the percentages of our common stock that St. Annes would own if we elected to sell the remaining $5,000,000 worth of stock under the purchase agreement. The share amounts and the percentages include 234,124 shares already issued to St. Annes under the securities purchase agreement and shares St. Annes will receive as a fee under the securities purchase agreement. The share amounts and the percentages are based on our closing share price of $4.88 on July 21, 2000, and on assumed closing share prices of $3.66, $2.44 and $1.22 which prices represent a 25%, 50% and 75% decline, respectively, in our July 21, 2000 closing share price. The percentages are also based on 14,704,844 shares of our common stock outstanding on July 21, 2000.

PERCENTAGE DECLINE IN                                         PERCENTAGE OF
    JULY 21, 2000           ASSUMED       SHARES OF COMMON     OUTSTANDING
    CLOSING PRICE        CLOSING PRICE          STOCK         COMMON STOCK
---------------------    -------------    ----------------    -------------
         --                  $4.88            1,418,923            8.9%
         25%                 $3.66            1,849,958           11.3%
         50%                 $2.44            2,657,876           15.5%
         75%                 $1.22            5,081,627           26.0%


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

                                     PART II

                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2000, we issued 346,968 shares of Common Stock into escrow in connection with our acquisition of Trojan Television Limited. The shares are being held for the benefit of certain prior shareholders of Trojan Television Limited pursuant to the terms of an escrow agreement. The escrow arrangement provides us with the ability to make claims against the shares to satisfy our rights to be indemnified by the prior shareholders against certain losses. In connection with this issuance, each of the prior shareholders of Trojan Television Limited that sold their interest in Trojan to us covenanted that he was acquiring the securities for his own account for investment purposes only and not with a view to any distribution of the securities except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering, and Regulation S with respect to those purchasers located outside of the United States.

     In May 2000, we issued to Yahoo! Inc. warrants to purchase up to an aggregate of 350,076 shares of our common stock at an exercise price of $6.29 per share. The warrants have a term of 30 months. The warrants were issued to Yahoo! Inc. in partial consideration of a web site content syndication agreement we entered into with Yahoo! Inc. In connection with this issuance, Yahoo! Inc. covenanted that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In June 2000, iBidLive N.V. exercised its warrants to purchase 200,000 shares of common stock for aggregate proceeds to us of $800,000. The warrants to purchase our common stock were granted to iBidLive N.V. in July 1999. In connection with the exercise of the warrant, iBidLive N.V. covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the securities except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities is exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our 2000 Annual Meeting of Stockholders held on June 23, 2000, our stockholders (a) elected Garth Saloner to serve as a Class I director of Brilliant Digital Entertainment, Inc. for three years and until his successor has been elected, and (b) approved an amendment to our 1996 Stock Option Plan to increase from 2,500,000 to 3,500,000 the maximum number of shares of common stock that may be issued pursuant to awards granted under the plan.

     The Director was elected by a vote of 11,514,547 shares in favor of, and 423,692 shares withheld from voting for the Director. At the annual meeting, 5,647,004 shares were voted in favor of, 681,594 shares were voted against, and 32,040 shares were withheld from voting on the amendment to the our 1996 Stock Option Plan. There were 5,577,601 broker non-votes at the annual meeting that were not counted as votes cast for or against the proposal to amend our 1996 Stock Option Plan.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

                                       BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: August 11, 2000                  /S/ MICHAEL OZEN
                                       -------------------------------------
                                       By:    Michael Ozen
                                       Its:   Chief Financial Officer (Principal
                                              Financial and Accounting Officer)
                                              and Secretary