Form 10QSB
period 2000-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2000-11-14
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 16,044,660 shares issued and outstanding as of November 10, 2000.

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

                  Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2000.....................3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited).......................4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited).......................5

                  Notes to Consolidated Financial Statements....................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................................11

PART II           OTHER INFORMATION............................................................................26

Item 2.           Changes in Securities and Use of Proceeds....................................................26

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                             SEPTEMBER 30,
                                                                                                  2000
                                                                                           -------------------
ASSETS                                                                                        (unaudited)
Current assets:
    Cash and cash equivalents..................................................            $            6,355
    Accounts receivable, net...................................................                           523
    Other assets, net..........................................................                         1,102
                                                                                           -------------------
Total current assets...........................................................                         7,980
Property, plant and equipment, net.............................................                           923
Goodwill and other intangibles, net............................................                         4,509
Other assets...................................................................                         1,090
                                                                                           -------------------
Total assets...................................................................            $           14,502
                                                                                           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable...........................................................            $              787
    Accrued expenses...........................................................                         1,367
    Deferred revenue...........................................................                         4,627
    Note payable, related party................................................                             6
    Current portion of notes payable and other debt............................                            28
                                                                                           -------------------
Total current liabilities......................................................                         6,815
Notes payable, less current portion............................................                            49
Other long term liabilities....................................................                            50
                                                                                           -------------------
Total liabilities..............................................................                         6,914
Commitments and contingencies
Stockholders' equity:
    Common stock...............................................................                            16
    Additional paid-in capital.................................................                        47,149
    Accumulated deficit........................................................                       (39,474)
    Cumulative other comprehensive income (loss)...............................                          (103)
                                                                                           -------------------
Total stockholders' equity.....................................................                         7,588
                                                                                           -------------------
Total liabilities and stockholders' equity.....................................            $           14,502
                                                                                           ===================

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         3 MONTHS      3 MONTHS ENDED     9 MONTHS          9 MONTHS
                                                           ENDED          9/30/99           ENDED             ENDED
                                                          9/30/00                         9/30/00            9/30/99
                                                       --------------  ---------------  --------------    --------------
                                                        (UNAUDITED)     (UNAUDITED )     (UNAUDITED)       (UNAUDITED)
   REVENUE:
       Revenues ....................................   $        407    $         299    $         967     $         633
                                                       --------------  ---------------  --------------    --------------

  COST OF REVENUES AND EXPENSES:
  Cost of revenues..................................            120              268              650               617
  Sales & marketing.................................            766              250            1,273               729
  Website development...............................            213               --            1,304                --
  General and administrative........................          2,292            1,116            7,085             2,653
  Research and development..........................          1,091            1,029            2,767             2,912
  Amortization of software technology and
        goodwill....................................            320              409              959               409
  Depreciation......................................            125              145              324               415
                                                       --------------  ---------------  --------------    --------------
  Total cost of revenues and expenses...............          4,927            3,217           14,362             7,735
                                                       --------------  ---------------  --------------    --------------


  Loss from operations..............................         (4,520)          (2,918)         (13,395)           (7,102)

  OTHER INCOME (EXPENSE):
  Export market development grant...................             --               55              119               182
  Gain (loss) on foreign exchange...................              2               --                3                (5)
  Debenture expense.................................             --               --               --               (55)
  Interest income (expense), net....................             47               29              133                33
                                                       --------------  ---------------  --------------    --------------
       Total other income (expense).................             49               84              255               155
                                                       --------------  ---------------  --------------    --------------
  Net loss .........................................         (4,471)          (2,834)         (13,140)           (6,947)
  Foreign currency translation adjustment
        (net of tax effects)........................             26              (53)              47               (27)
                                                       --------------  ---------------  --------------    --------------
  Comprehensive loss................................      $  (4,445)       $  (2,887)     $   (13,093)       $   (6,974)
                                                       ==============  ===============  ==============    ==============
  Basic and diluted net loss per share .............      $   (0.29)       $   (0.23)     $     (0.90)       $    (0.64)
                                                       ==============  ===============  ==============    ==============
  Weighted average number of shares used in
       computing basic and diluted net loss per
       share........................................         15,149           12,373           14,557            10,878
                                                       ==============  ===============  ==============    ==============

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              2000            1999
                                                                                          --------------  --------------
                                                                                           (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net loss................................................................................      $ (13,140)       $ (6,947)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
      Depreciation and other amortization...............................................          1,438             575
      Amortization of movie software costs..............................................            158             392
      Amortization of software technology...............................................             60             171
      Amortization of goodwill..........................................................            875             238
      Amortization of customer database.................................................             24              --
      Effect of warrants granted........................................................            389              --
      Debenture expense.................................................................             --             117
      Changes in operating assets and liabilities:
         Accounts receivable............................................................           (188)           (277)
         Other assets...................................................................         (1,392)           (126)
         Accounts payable and accruals..................................................           (410)           (259)
         Deferred revenue...............................................................          4,595              --
         Other long-term liabilities....................................................             --             (96)
                                                                                          --------------  --------------
Net cash used in operating activities...................................................         (7,591)         (6,212)

INVESTING ACTIVITIES
Cost of Acquisition.....................................................................             --            (198)
Purchase of equipment...................................................................           (728)           (168)
                                                                                          --------------  --------------
Net cash used in investing activities...................................................           (728)           (366)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs..........................................         12,192           4,574
Convertible debenture, net of costs.....................................................             --             965
Repayment of debenture..................................................................             --            (100)
Repayments of notes.....................................................................           (112)           (108)
                                                                                          --------------  --------------
Net cash provided by financing activities...............................................         12,080           5,331
                                                                                          --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................          3,761          (1,247)

Translation adjustments.................................................................             88              (4)
Cash and cash equivalents at beginning of period........................................          2,506           3,187
                                                                                          --------------  --------------
Cash and cash equivalents at end of period..............................................        $ 6,355         $ 1,936
                                                                                          ==============  ==============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest.............................................................................        $    21          $   --
                                                                                          ==============  ==============

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)


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

2.   STOCKHOLDERS' EQUITY

     Options and warrants representing common shares of 2,195,000 and 3,324,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 1999 and 2000, respectively, because they were anti-dilutive.

3.   COMMITMENTS AND CONTINGENCIES

     We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie, up to $900,000. We anticipate that we will fund more than the $900,000 under the agreement. As of September 30, 2000 we have spent approximately $800,000.

4.   SIGNIFICANT AGREEMENT

     On February 17, 2000, we entered into an agreement with Enewmedia Digital Entertainment Limited ("Enewmedia"), a wholly-owned subsidiary of e-New Media Company. The agreement with Enewmedia provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

     The Distribution Agreement stipulates that Enewmedia will have Internet distribution rights to English and Asian language versions of our Multipath Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. Enewmedia has paid us a fee of $2,500,000 for these rights. The revenue will be recognized over a 6 year period, commencing in the 2nd quarter of 2000. Enewmedia is entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement.

         The Production Joint Venture Agreement provides for the formation of a joint venture to create new content using our B3D technology for distribution in the Asian territories for which

Enewmedia has distribution rights. Enewmedia will fund the projects developed by the joint venture. The joint venture is owned in equal parts by Enewmedia and us.

     The Technology Licensing Agreement provides for our grant to the joint venture owned equally by Enewmedia and us of a 5-year exclusive alpha license to our B3D technology for exploitation by the joint venture in those Asian territories where Enewmedia has distribution rights. Enewmedia has paid us a fee of $2,500,000 for this license. The revenue will be recognized over a 5 year period, commencing in the 2nd quarter of 2000. We are also entitled to a 10% royalty on all joint venture revenues.

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

     On September 9, 2000 Enewmedia purchased 1,130,000 shares of our common stock at $4.28 per share for proceeds to us of $4,837,500.

5.   PRO FORMA STATEMENT

     The following summary of unaudited pro forma combined statement of operations data for the nine months ended September 30, 1999 reflects our acquisition, on July 1, 1999, of The Auction Channel, as if the acquisition had occurred at the beginning of 1999.

                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999
                                              --------------------------------
                                                        (unaudited)
      Revenues.......................                $          995,000
      Net loss.......................                $      (7,730,000)
      Net loss per share.............                $           (0.62)

6.       GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     Our operations consist of our subsidiary, Brilliant Interactive Ideas Pty. Ltd., in Australia, Brilliant Digital Entertainment, Inc. in the United States of America and the United Kingdom operations of The Auction Channel. The following schedule sets forth our revenues and long-lived assets by geographic area:

                                                               UNITED                         UNITED
                                                               STATES        AUSTRALIA        KINGDOM
                                                           --------------  --------------  --------------
                                                            (unaudited)     (unaudited)     (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Revenues from unaffiliated customers....................   $     410,000   $     131,000   $      92,000
Revenues from affiliated customers......................              --              --              --
                                                           --------------  --------------  --------------
Total revenues..........................................   $     410,000   $     131,000   $      92,000
                                                           ==============  ==============  ==============
NINE MONTHS ENDED SEPTEMBER 30, 2000:
Revenues from unaffiliated customers....................   $     648,000   $     114,000   $     205,000
Revenues from affiliated customers......................              --              --              --
                                                           --------------  --------------  --------------
Total revenues..........................................   $     648,000   $     114,000   $     205,000
                                                           ==============  ==============  ==============
LONG-LIVED ASSETS AS OF:
September 30, 2000......................................   $   1,238,000   $     314,000   $   4,970,000
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

     For the nine months ended September 30, 1999, a Multipath Movie technology agreement accounted for 22.9%, GT Interactive accounted for 14.8% and The Learning Company accounted for 12.3% of our reported revenues. For the nine months ended September 30, 2000, Enewmedia, and SlingShot, Inc. accounted for 40.2% and 11.2% of our revenues, respectively.

7.   SEGMENT INFORMATION

     We currently have two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, Inc., in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd., in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary b3d software tools. Our subsidiary, The Auction Channel, has it's primary operations in London, England, although we are continuing to transition a portion of its operations from London to New York, New York. The Auction Channel integrates live satellite, cable television and web broadcasts of auction events conducted by auction houses, allowing participants to watch events on television and over the Internet and to use the Internet or their telephone to bid simultaneously with people actually present at the auction house. Each segment is incorporated and maintains separate sets of books which are combined on consolidation.

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000
                                                              (1)
                                                  ----------------------------
                                                          (unaudited)
TOTAL ASSETS:
    Digital animation..........................   $             9,026,000
    Auction facilitation.......................                 5,476,000
                                                  ----------------------------
       Total assets(2).........................   $            14,502,000
                                                  ============================

REVENUES--EXTERNAL CUSTOMERS:
    Digital animation..........................   $               762,000
    Auction facilitation.......................                   205,000
                                                  ----------------------------
       Total revenues..........................   $               967,000
                                                  ============================

INCOME (LOSS) FROM OPERATIONS:
    Digital animation (3)......................   $           (6,773,000)
    Auction facilitation (4)...................               (6,622,000)
    Other (5)..................................                   255,000
                                                  ----------------------------
       Total income (loss).....................   $          (13,140,000)
                                                  ============================

---------------------------

(1) The Auction Facilitation segment arose on acquisition on July 1, 1999. We did not have separately identifiable segments prior to July 1, 1999.
(2) Transactions between the two segments are primarily cash transfers to fund The Auction Channel operations.
(3)  Includes depreciation of $324,000.
(4) Includes $91,000 of depreciation and amortization of $959,000 of goodwill and other intangibles.
(5) Consists primarily of interest income and export marketing development grant income, net of debenture and interest expense.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant Digital Entertainment (AMEX: BDE) is a leading entertainment content producer, technology developer and tools provider with an established library of episodic serial content created for the Internet. Our 3D digitally animated interactive series feature popular television, comic book, and motion picture characters that include Superman, Xena, KISS, Popeye and Ace Ventura. Developed using our proprietary suite of b3d software tools, these full-screen productions have smaller files for faster downloads. Our content currently is distributed broadly through our Internet syndication partners including Yahoo, Warner Brothers On-line, Roadrunner, @Home and VH1.com. Through our subsidiary, B3D, Inc., we license our b3d studio suite of authoring tools that enables the creation and presentation of interactive streaming 3-D web content. These tools were developed to meet the production needs of studios, production houses, web content suppliers, advertising agencies, e-commerce companies and educational institutions to produce 3-D animation for both Internet and television distribution. Through our subsidiary, The Auction Channel, Inc., we provide services to auction houses that enable participants to watch auction events in real time on television, and over the Internet, and to bid using their telephone or the Internet. We are headquartered in the United States and were incorporated in July 1996.

     Our annual and quarterly revenue will depend upon the successful development, distribution, timing and market acceptance of our interactive products and on the successful distribution and market acceptance of our proprietary software tools. Our annual and quarterly revenue will also depend upon the use by auction houses of our auction-related products and services. The revenues derived from the production and distribution of our Multipath Movies will depend primarily on the acceptance by the market of the Multipath Movie concept and the underlying content of the Multipath Movie, neither of which can be predicted nor necessarily bear a direct correlation to the production or distribution costs incurred. See "Cautionary Statements and Risk Factors--We will not be able to sell our Multipath Movies if they do not achieve market acceptance." The commercial success of a Multipath Movie is also expected to depend upon promotion and marketing, production costs, the impact of competition and other factors. Accordingly, our annual and quarterly revenues are, and will continue to be, extremely difficult to forecast.

     Future revenues will also depend upon the acceptance of other content produced using our b3d tool suite. The introduction of these tools through the beta test program that we launched in July 2000 makes these tools available to content developers and studios interested in producing 3D animation for distribution over the Internet. Our license of these tools, which should begin with the planned introduction of an updated version during the first quarter of 2001, should provide us with incremental revenue and fuel the growth of our distribution and syndication network efforts.

     We will launch a sales program offering advertisers animated 3D banner advertisements utilizing the b3d tool suite. With the decline of industry wide banner advertising revenues and click through rates, the company believes that its 3d banner advertisements will reinvigorate online advertising campaigns.

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

     The Auction Channel enables live real time bidding through its proprietary NetBidlive technology, allowing bidders to compete for items at live auctions from their homes or offices. TAC was one of the first companies to integrate broadcast television with the power of the internet to enable the broadcasting of live auctions to a bidder's television or computer in a real time broadcast quality environment. Since its inception in 1996, TAC has hosted more than 100 internet auctions with some of the major international auction houses, as well as producing and hosting twenty of those auctions on television in conjunction with BSkyB Sports in the United Kingdom.

     During the quarter ended September 30, 2000, The Auction Channel was selected by the CBS Early Morning Show to assist in producing a bi-monthly co-branded auction and appraisal segment. TAC also entered into an agreement with Auction Watch to create a co-branded appraisal component on TAC's website to allow consumers to send in digital photos of items they would like to have appraised. Additionally, TAC entered into an agreement with the British based Two Way Television, an enhanced TV pioneer, to create auction related games for their "enhanced TV platform."

DVD MARKET

     We have begun a limited release of selected Multipath Movie titles to the DVD market. We entered into an agreement with SlingShot, a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute up to 20 of our Multipath Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. The titles have been delivered to SlingShot for conversion to the DVD format and a release plan has been developed.

INTERNET AND ONLINE SERVICES

     Given the importance of Internet and online delivery in the overall success of the Multipath Movie and other b3d format movies, we believe that it is critical to make Multipath Movies available to as many Internet and online service users as possible. Consequently, we follow a syndication strategy to distribute content as broadly as possible across the Internet. We continue to focus more of our efforts toward Internet distribution through third party websites and have increased our hiring of personnel in this area. Much progress has been made in this area during 2000 and our content is now available on third party websites that include Yahoo!, VH1.com, Studiosusa.com, Time-Warner's Entertaindom.com, Road Runner, Qwest and Music.com. Additionally, agreements to host our content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling even more consumer reach in the near term.

     At this time, we have three Multipath Movie animated series in syndicated distribution on the Internet; Superman, Xena: Warrior Princess and KISS:
Immortals, and the online film festival property, Short Attention Span Theatre. We released Xena: Warrior Princess late in the second quarter 2000. Two additional series, Ace Ventura and Choose Your Own Nightmare, are in production and will be available over the coming months.

B3D

     We are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using 3D Studio Max, an animation and 3D design software package developed and marketed by Kinetix, a division of Autodesk. We are currently developing an exporter plug-in tool for users of Maya and Lightwave animation packages that is expected to be available in the first quarter of 2001. This will enable users of these software packages to export their software in b3d format. In addition, we intend to have a compatible version of the b3d Digital Projector completed for the Apple Macintosh in the first quarter of 2001, followed by a Playsation2 version. This will further broaden the market for the b3d toolset.

     Beta versions of our proprietary toolsets, which are developed by our subsidiary, b3d, Inc., have been released to the public. The first software products to be launched consist of b3d Studio, b3d Studio Pro, and other supporting products that are targeted for sale in the first quarter of 2001. The b3d Studio products are similar to those used by our own production team in the creation of our syndicated Multipath Movie series such as Superman, KISS and Xena that are now available on popular entertainment Web portals. These tools will provide individual artists, animators and studios with the capability to create their own multipath movies and b3d content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of b3d content to enrich the consumer web experience. Animation content generated using the b3d tools can be of any type. The tool is not limited to the production of entertainment content. It can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.

     b3d, Inc. officially launched the toolset program in July 2000 at the Siggraph computer graphics show in New Orleans, during which b3d, Inc. announced and initiated the Web-based beta program. The beta program allows users to download a full featured but "watermarked" (i.e., our name will appear on the content) version of the b3d Studio software for evaluation and feedback to our b3d software development and marketing team. b3d, Inc. is also in discussions with other leading 3D tools makers to provide a broad array of potential companion products for the b3d software tools. However, we do not guarantee that such discussions will lead to any ultimate agreements or partnerships, or that the terms of such agreements, if concluded, will be favorable to us.

     We also sponsored, as well as participated in, the Web3DRoundUp event during Siggraph, where we held the exclusive world premiere presentation of an online music video created in b3d. We intend to focus our resources on securing rights to songs in a number of music categories including Hip Hop and will develop original 3D animated music videos for distribution on the Internet.

DIGITAL HIP HOP

     We have entered into an agreement with Russell Simmons and Stan Lathan that provides for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan that will produce and distribute full screen animated music videos and other content primarily for Internet and broadband distribution. The joint venture is owned and was initially funded 50% by us and 50% by Messrs. Lathan and Simmons.

     Digital Hip Hop also received from our wholly-owned subsidiary, b3d, Inc., a 5-year exclusive Alpha level license to our b3d production tool suite for the production of hip hop content for non-Asian markets. Digital Hip Hop has agreed to pay b3d, Inc. a fee of $1,500,000 for this license payable in installments over the first three years of the license, $500,000 of which is contingent on the raising of capital by the joint venture. Digital Hip Hop has also agreed to pay b3d, Inc. a royalty of 10% of Digital Hip Hop's gross revenues.

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

     We enter into distribution contracts under which we are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor, we have complied with the requirements of the contract, and the terms of the sale are considered fixed. Historically, we have derived our revenues from royalties, development fees and software sales. We licensed our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Non-refundable advances are recognized as revenue when the CD-ROM master is delivered to the licensee and the terms of the sale are considered fixed. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned by us. Development fees are paid by customers in exchange for our development of software packages in accordance with customer specifications. The software development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. Software sales revenues are recognized upon shipment of product.

     Revenues earned from the broadcast of auctions are recognized when the broadcast airs. Revenues, which are computed as a percentage of the hammer price of an item up for auction, are recognized when the item is knocked down.

     Revenues earned from the sale or licensing of our software tools will be recognized based on the terms of the sales or licensing agreement.

     Revenues from the placing of our content on third party web sites are recognized when the third party accounts to us. These revenues will be accrued during the period to which they relate.

     Revenues increased from $633,000 for the nine months ended September 30, 1999 to $967,000 for the nine months ended September 30, 2000. Revenues increased by $108,000 from $299,000 for the three months ended September 30, 2000 to $407,000 for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2000 include internet advertising revenue, licensing of b3d tools, licensing of b3d content, Multipath Movie retail sales, DVD revenue, and auction service revenues earned by The Auction Channel, primarily from the televised broadcast of auctions. Motion Capture Services is the use of software for the capture of motion for animated digital characters, which generated revenues in the 2000 period. Revenues for the nine months ended September 30, 1999 were primarily the result of CD ROM sales, revenues earned under a Multipath Movie technology and content development agreement and for motion capture services.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs, if any, for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. The Auction Channel cost of revenues consists of costs associated with the broadcast of live auctions. Cost of revenues increased from $617,000 for the nine months ended September 30, 1999 to $650,000 for the nine months ended September 30, 2000. The costs of revenues decreased from $268,000 for the three months ended September 30, 1999 to $120,000 for the three months ended September 30, 2000. This is due to a reduction of the movie software costs which were fully amortized in the second quarter of 2000.

     SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, travel and trade shows. Sales and marketing expenses increased from $729,000 for the nine months ended September 30, 1999 to $1,273,000 for the nine months ended September 30, 2000. For the three months ended September 30, 2000 the costs increased by $516,000 over the same period in 1999. The increase is primarily attributable to an increase in trade show related expenses and to amortized costs associated with a distribution agreement.

     GENERAL AND ADMINISTRATIVE AND WEBSITE DEVELOPMENT. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses and website costs increased from $2,653,000 for the nine months ended September 30, 1999 to $8,389,000 for the nine months ended September 30, 2000. The increase of $5,736,000 is primarily attributable to the addition of $3,659,000 of general and administrative costs related to The Auction Channel's operations in the United Kingdom and in New York, and $1,304,000 in web development costs and increased payroll costs of $1,020,000 due to the development of internal management, the addition of other personnel and the other associated costs. These increases were offset by small reductions in other areas. For the three months ended September 30, 2000 the costs increased $1,389,000 over last year due to website development and increased personnel and related costs

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development, relating to software products. Research and development costs also include costs associated with creating our software tools used to develop Multipath Movies. Research and development expenses were $2,912,000 and $2,767,000 for the nine months ended September 30, 1999 and September 30, 2000, respectively. In the 2000 period, our research and development costs were offset by a $350,000 reimbursement fee received under a distribution agreement. For the three months ended September 30, 2000, research and development expenses increased from $1,029 to $1,091 compared with the three months ended September 30, 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased from $415,000 for the nine months ended September 30, 1999 to $324,000 for the nine months ended September 30, 2000 as a number of assets were fully depreciated. Amortization expense for the nine months ended September 30, 2000 includes amortization of goodwill, software technology, and customer database of $959,000 all attributable to the purchase of The Auction Channel in July 1999. For the three months ended September 30, 2000, depreciation and amortization decreased by $109,000 due to certain assets being fully depreciated.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to Brilliant Interactive Ideas Pty. Ltd. by the Australian Trade Commission for its participation in certain export activities. Other income and expense increased from income of $155,000 in the 1999 nine month period to income of $255,000 in the comparable 2000 period. This increase is primarily due to interest income of $111,000. For the three months ended September 30, 2000 other income and expense decreased by $35,000 primarily due to the inclusion of an export grant of $55,000 in the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, our principal source of liquidity was approximately $6,355,000 in cash, which we raised primarily through the issue of new equity and a software distribution and tools licensing agreement.

     On February 17, 2000 we entered into an agreement with Enewmedia, as described in Note 4 to the Financial Statements, which provides for the payment to us of $9,000,000 in cash. Enewmedia made an additional investment on September 9, 2000 of $4,837,000 for 1,130,000 shares of our common stock.

     Net cash used in operating activities during the nine months ended September 30, 2000 was primarily attributable to a net loss of $13,140,000. Net cash of $728,000 used in investing activities in the nine months ended September 30, 2000 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment and for costs associated with raising capital.

     We have an obligation under our agreement with Morgan Creek to fund entirely the development of two Multipath Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998 with continued sales in 1999. The second project has not been identified yet. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a Multipath Movie up to $900,000. We anticipate that we will fund more than the $900,000 under the agreement. We may spend up to $1,753,000 for the development of a web site for The Auction Channel. Thus far, we have paid $940,000 on the first three development phases for this web site.

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

         THE AUCTION CHANNEL MAY NEVER BE PROFITABLE, WHICH WILL ADVERSELY AFFECT OUR CONSOLIDATED OPERATIONS. The Auction Channel, through it's subsidiary, Trojan Television, Ltd., commenced operations in July 1996 and, accordingly, has a limited operating history upon which to evaluate its future prospects. There can be no assurance that The Auction Channel will achieve profitability or implement its business strategy. The Auction Channel had net losses of approximately $310,000 in fiscal 1997, $485,000 in fiscal 1998, $1,978,000 for the fiscal year ended June 30, 1999, $958,000 for the six months ended December 31, 1999, and $5,663,000 for the nine months ended September 30, 2000. At September 30, 2000 The Auction Channel had an accumulated deficit of $9,394,000 relating to net losses from the period from July 1, 1996 through September 30, 2000. We expect that The Auction Channel will continue to sustain losses at least for the next twelve months.

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

     BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of September 29, 2000, our officers and directors owned, in total, approximately 13.1% of the outstanding shares of our common stock. As a result, our officers and directors may be able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these officers and directors could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

     OUR SALE OF SHARES TO ST. ANNES AT A PRICE BELOW THE MARKET PRICE OF OUR COMMON STOCK WILL HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS. We have entered into a securities purchase agreement with St. Annes Investments, Ltd. that allows us to sell to St. Annes up to $6,000,000 worth of shares of our common stock at a discount to the then-prevailing market price of our common stock. If the market price is $4.00 or less, St. Annes will receive a discount equal to 14% of the market price, and if the market price is greater than $4.00, St. Annes will receive a discount equal to 12% of the market price. Additionally, we have agreed to issue to St. Annes as a fee shares of common stock having an aggregate market price equal to 2% of the purchase price of the shares of common stock that are issued and sold to St. Annes under the securities purchase agreement. Accordingly, the issuance of shares under the securities purchase agreement will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially impacted in future periods, and the market price of our common stock could be materially and adversely affected. As of September 29, 2000, we have sold 230,075 shares of our common stock to St. Annes for gross proceeds of $1,000,000. We also have issued 4,049 shares of our common stock to St. Annes as a fee.

     The table below sets forth the number of shares and the percentages of our common stock that St. Annes would own if we elected to sell the remaining $5,000,000 worth of stock under the purchase agreement. The share amounts and the percentages include 234,124 shares already issued to St. Annes under the securities purchase agreement and shares St. Annes will receive as a fee under the securities purchase agreement. The share amounts and the percentages are based on our closing share price of $3.25 on September 29, 2000, and on assumed closing share prices of $2.44, $1,63 and $.82 which prices represent a 25%, 50% and 75% decline, respectively, in our September 29, 2000 closing share price. The percentages are also based on 16,044,660 shares of our common stock outstanding on September 29, 2000.

   PERCENTAGE DECLINE
  IN SEPTEMBER 29, 2000       ASSUMED         SHARES OF COMMON    PERCENTAGE OF OUTSTANDING
     CLOSING PRICE         CLOSING PRICE            STOCK               COMMON STOCK
-----------------------    -------------      ----------------    -------------------------
         --                    $3.25              2,053,802                 11.5%
         25%                   $2.44              2,657,876                 14.4%
         50%                   $1.63              3,862,317                 19.6%
         75%                   $0.82              7,446,262                 32.0%

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2000, we issued to Martin Schuermann and Lee Jaffe warrants to purchase up to 25,000 and 5,000 shares of our common stock, respectively, at an exercise price of $6.00 per share. The warrants have a term of 24 months. The warrants were issued to Messrs. Schuermann and Jaffe in consideration of consulting services provided to us. In connection with this issuance, each of Mr. Schuermann and Mr. Jaffe covenanted that he was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In September 2000, we issued to Enewmedia Digital Entertainment Limited 1,130,000 shares of our Common Stock for $4.28 per share for total proceeds to us of $4,837,500. In connection with this issuance, Enewmedia covenanted that it was acquiring the securities for its own account for investment purposes only and not with a view to any distribution of the securities except pursuant to registration under the Securities Act, and that it was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits.

                    27.1     Financial Data Schedule.

            (b)     Reports on Form 8-K.

                    Current Report on Form 8-K filed on September 27, 2000, reporting under Item 5 the sale by Registrant of its common stock to Enewmedia Digital Entertainment Ltd.

                    Current Report on Form 8-K filed on October 18, 2000, reporting under Item 4 the change in the Registrant's certified public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: November 9, 2000       /S/ MICHAEL OZEN
                           ------------------------------------------------
                           By:    Michael Ozen
                           Its:   Chief Financial Officer (Principal Financial
                                  and Accounting Officer) and Secretary