Form 10KSB
period 2000-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-04-02
CIK 1022844

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               Yes  X        No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $1,310,000.

     At March 19, 2001 the aggregate market value of the voting stock held by non-affiliates of the issuer was $10,793,114.

     At March 19, 2001 the issuer had 16,044,660 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

        Brilliant Digital Entertainment, Inc. (AMEX: BDE) is a leading technology developer and provider of rich media b3d software tools for 3D animation on the World Wide Web. Our rich media technologies include proprietary authoring tools used to create, author and serve content for the World Wide Web. We have established a library of episodic serial content created in our proprietary format. We market the technology used to view content created using our tools by syndicating b3d-produced content to third party web sites. The content is seamlessly associated with our Digital Projector, the technology required to playback b3d-produced content. We are commercializing the technology in various ways, including through our syndication relationships where we enable web sites to serve Brilliant Banners, a proprietary Rich Media ad format for the World Wide Web. We also license our b3d authoring tools to production studios and our Brilliant Banner advertising server technologies to the web based advertising industry.

        We have licensed some of the world's best known characters for the production and web distribution of episodic animations, called MultipathTM Movies, that include Superman, Xena: Warrior Princess, KISS, and Ace Ventura, and have produced animated music videos of top selling artists including Ja Rule, Ludacris and Redman. These full-screen productions, developed using our proprietary suite of b3d software tools, have small files for faster download. Our content currently is distributed broadly through over 300 Internet syndication partners including Yahoo, Warner Brothers On-line, Roadrunner and VH1.com. Through our subsidiary, The Auctionchannel, Inc., we also have provided services to auction houses that enabled participants to watch auction events in real time on television, and over the Internet, and to bid using their telephone or the Internet. We have discontinued operations at The Auction Channel and currently maintain a staff of seven individuals who are primarily responsible for consummating a sale of the company.

        We have launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current GIF banners that are prevalent on web sites today. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements will reinvigorate online advertising campaigns. We are introducing the Brilliant Banner to our syndication partners, making the technologies available for them to commence selling and serving this new ad format.

        We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com and www.b3d.com, does not constitute part of this Form 10-KSB.

                          TECHNOLOGY BUSINESS OVERVIEW

        Our proprietary rich media authoring tools - b3d Studio and b3d Studio Pro - were developed to be the optimal software for creating digital animation that could be streamed easily and efficiently via the Internet. We have made our software tools available to other content developers and studios interested in creating content for the Internet. We believe that our tools will proliferate to become the de facto standard for the production, distribution and viewing of 3D animation over the Internet.

        In July 2000, we made our b3d software tools available to parties interested in participating in the beta test phase of the product. Our b3d Studio tool was made available to these participants in a downloadable version on the Internet. b3d Studio is designed to work as a plug-in with Discreet's 3D Studio Max and Alias|Wavefront Maya animation software. Final release versions of b3d Studio and b3d Studio Pro were made available at the end of the first quarter of 2001.

        The cornerstones of our rich media technologies include:

          o Digital Projector - a powerful playback device (similar to Real Networks' Real Player) used to view content created with our b3d software tools that is seamlessly downloaded and transparently installed to a user's computer.

          o b3d Studio and b3d Studio Pro - authoring tools for the lay-up, directing, producing and editing of real time animation designed for output to the World Wide Web and other media.

          o Brilliant Banner Ad Server - a technology designed to enable the serving of Brilliant Banners to third party web sites.

          o Plug-In Licenses - the technology interface required by third party 3D technology providers to enable the integration with their systems of our b3d Studio tools suite. The first product, b3d Max, is a plug in to Discreet's 3D Studio Max product.

          o b3d Reporting - reporting technology used to analyze, in real time, the performance of content produced using b3d Studio.

SALES, MARKETING AND DISTRIBUTION OF OUR TECHNOLOGY

        We commenced beta testing of our b3d Studio tools package in July 2000. As of December 2000, more than 750 companies had elected to participate in the b3d Studio beta program.

        We commenced the sale of b3d Max, b3d Studio, and b3d Studio Pro tools packages with the release of the final Gold versions of these products at the end of the first quarter of 2001. We believe that the use of the b3d software tools by the music, advertising and entertainment industries will stimulate the overall level of interest in the b3d format and will increase the number of available b3d properties being distributed on the World Wide Web, further establishing the format as the de facto standard for the production, distribution and viewing of 3D animation over the Internet. Additionally, we intend to selectively adapt and enhance our software tools to include features suggested by entertainment production professionals.

        We are pursuing a strategy designed to encourage active use of b3d software tools and technology by a specific market of existing animators who are currently using a variety of animation and 3D design software packages, including Alias|Wavefront Maya, Discreet's 3D Studio Max and Newtek's Lightwave (available in late 2001).

        In addition, we will broaden the base of consumers who are able to view content created in the b3d format by developing and releasing versions of our Digital Projector for the Apple Macintosh, which will be released in the second quarter of 2001, and the Sony PlayStation2, which we expect will be available for release in the first quarter of 2002.

        We are marketing our tools within industries that will encourage content production, creation and distribution on the Internet of animation produced with b3d Studio. Broad use of our tools in the creation of animated content for the Internet will encourage greater use of the Digital Projector, and establish broader demand for our other tools and technology. We are directing our initial efforts at the music and advertising industries based on our belief that demand for engaging rich media animation by music labels and advertisers is expected to encourage the need for an expanding b3d Studio production base. Animation content generated using b3d Studio can also be applied to the production of training, artistic rendering, educational, architectural, engineering, e-commerce, and other solutions that require animation.

        We are also directing our efforts toward executing our Brilliant Banner advertising strategy, which includes the licensing of our advertising server and reporting technologies. Our Brilliant Banner advertising server will serve and deploy Brilliant Banners that replace the standard, two-dimensional GIF banner in a web page where the user is enabled with the Digital Projector.

        We are also marketing our b3d software tools by co-sponsoring with ANIMATION magazine the 3D film festival, "Dancing Pixel." Located at www.dancingpixel.com, the festival allows participants to submit for consideration short animated films produced in the b3d format.

CONTENT PRODUCTION TOOLS

        We have developed several integrated proprietary software tools that enable us to produce Internet-ready, high-quality animated content.

        SCRIPNAV. ScripNav was developed specifically for the writing of complex interactive 3D animated content, including our MultipathTM Movies and interactive banner ad scripts. It is used to compose, edit and finalize a script using a commercially available word processing package. It provides for the insertion of various subplots into scenes in order to adapt the script to the interactive format of the MultipathTM Movie, game or online banner ad.

        TALKTRACK. TalkTrack automatically synchronizes a character's lip movements with corresponding dialogue tracks. TalkTrack does this by examining wave files and generating output files that contain references to the appropriate mouth shapes. TalkTrack allows for low cost modification of the animated content to any language without the awkward appearance of dubbed movies.

        B3D STUDIO AND B3D STUDIO PRO. b3d Studio is the centerpiece of the content development and production process. b3d Studio is an object-oriented environment that collects and integrates source files from ScripNav and TalkTrack with graphics, sound and animation, and makes them available for lay-up, editing and final output. b3d Studio provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. b3d Studio includes a Shot Based Editing System that enables movie "clips" to be incorporated into a scene. It also allows cuts and edits to take place, as in a traditional film environment. For example, the specific scene data (sets and props) can be loaded into memory and viewed from different camera positions.

        b3d Studio, through its Data Compression Wizard, builds, integrates and compresses the data files to create a b3d file to be played on our Digital Projector. The Data Compression Wizard arranges, assembles and, using licensed technology, compresses thousands of audio and bitmap files that are created during the development of a MultipathTM Movie or other b3d animation in a manner that optimizes the playing of the title. The Data Compression Wizard compresses files allowing up to five hours of branching content to be captured in less than 60 megabytes of disk space, as compared with conventional technologies, which presently would require at least one gigabyte of storage.

        DIGITAL PROJECTOR. The Digital Projector contains all the necessary components to load and play b3d animations or any animation files that have been designed using our b3d technology. The Digital Projector is the software engine that the system uses to play everything from a Brilliant Banner to a music video to a MultipathTM Movie, each produced in our b3d format, and is generally the only software tool that we must continually modify to permit the b3d content to be adapted to new platforms. We have developed the Digital Projector for PCs, and we are in the process of developing a Digital Projector for Apple and other platforms.

        In addition to our proprietary software tools and engines, we use certain commercially available sound and graphics tools in the MultipathTM Movie production process.

CONTENT TOOLS APPLICATIONS

        The b3d software tools suite allows for the creation of three-dimensional objects that function within a three-dimensional environment that can be updated in real time. Examples of the applications for the tools suite include:

          o Entertainment content delivered over the Internet, on traditional broadcast and cable television and on CD-ROM and DVD

          o    Internet advertisements

          o    Virtual storefronts with database enabled e-commerce

          o    Educational programming

          o    Sports instruction

          o    Personal online persona

          o    Virtual reality content applications and environment management

B3D STUDIO TOOLS ADVANTAGES

        We believe our b3d technology is the only known method for creating high-quality linear and interactive programming for the Internet, traditional television broadcasting, DVD and CD-ROM utilizing a single production process. Our current b3d technology offers the following significant advantages over competing rich media or 3D real time animation technologies:

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

        STREAMING DURING PLAYBACK. b3d files allow content to begin playing after only a portion of the program has been downloaded, with sound and animation continuing to stream over the Internet while the content plays. Competing formats generally require that the entire program be downloaded before the user can begin to play the content.

        SCALABLE SCREEN SIZE. b3d files can scale from small thumbnails to full-screen movies without degradation. Competing formats generally either pixelate as users enlarge the screen, or are restricted to a partial screen.

        SCALES WITH INTERNET BANDWIDTH. Our Digital Projector automatically detects Internet bandwidth and selects the best-quality soundtrack and textures that can be streamed within this bandwidth. This is superior to those competing products, which offer bandwidth scalability, but generally require the user to manually select their bandwidth requirements.

        LOW SERVER IMPACT. The continuous stream of video data served on demand to viewers worldwide continues to present a significant challenge. In contrast, much of the data required to view b3d files resides on the user's computer. Consequently, less data is required to be streamed to the user while the content plays. In addition, b3d files compress to under 10% of video.

        SERVER-CLIENT SIDE CONTROL. b3d technology has evolved to enable control over images delivered to the viewer in real time by the party responsible for serving the image. Images related to 3D geometry or animation can be managed by the host to be directly responsive to decisions, choices or the interaction of the viewer. This enables the party serving the image to change the client's view in real-time in accordance with demographic data and profiling intelligence. All data on the client and server side is managed via the b3d file format.

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

          o WEB SITE OPERATORS. b3d files do not require special server software with attendant license fees. b3d files can be placed on any HTTP web server without any special server requirements. Their ease of use and low bandwidth requirement appeal to web site operators.

          o ANIMATORS. While using our b3d Max plug-in, animators with the popular 3D Studio Max tools can quickly and easily output their work as a small b3d file and play it on a web page in a full screen window with high clarity.

          o ADVERTISERS. The current standard advertising mechanism features silent, 5-frame animated Graphics Interchange Format (GIF) files. Our technology allows for the use of real-time, 3D-based banner advertisements with animated graphics and streaming sound. More significantly, b3d advertisements are interactive. We believe that interactive advertisements improve the likelihood that viewers will be interested in the ads, remember the product being advertised and are more likely to click on the ads. We believe our b3d ads will be desirable to web site operators, who will encourage their use, because the effectiveness of the ads will be greater.

          o E-COMMERCE. b3d designers may program the files so that consumers can only play certain content from within a specific web site or only on one occasion, even though the viewer has already downloaded the data to their personal computer. Because b3d content is interactive, e-commerce can be integrated into the content to produce sales opportunities online. Furthermore, the capacity to control images on the viewers' personal computer enables product placement and responsive content to be created.

THE BRILLIANT INSTALLER

        We have developed sophisticated installation technology that enables our Digital Projector and content to be installed without taking the user out of their Internet browser. The installer works in conjunction with encrypted installation scripts and a backend database to manage objects on the user's PC and to synchronize assets on the user's PC with those on the server. This will enable the future integration of e-commerce components into content and enable content to be updated on a regular basis. For instance, in a virtual shopping application, with each visit to the virtual supermarket, the Installer will detect objects and automatically update the user's PC with the files required to display items in the order pre-determined by the vendor.

PENDING PATENTS

        The technology involved in creating and maintaining a state-of-the-art tools suite represents a significant barrier to entry for new and less technologically advanced competitors. We have eight pending patents with respect to our tools suite, which, if issued, will include the following subject areas:

          o Streaming Internet Data -- This patent describes a method of streaming data over the Internet for real time playback of 3D animated interactive movies.

          o Automated Lip Sync -- This patent describes how mouth shapes are created by lip sync recognition algorithms and applied to 3D objects as gestures.

          o Controlling 3D Object Gestures -- This patent describes a method of assigning and applying gestures to 3D animated objects.

          o Preloading, Caching and Look Ahead of Internet Streamed Data -- This patent describes a method of storing multiple files within a single file for interactive streaming of 3D animation data.

          o Real Time Scalability of Real Time 3D Graphics -- This patent describes the method of creating and playing back animated content such that the content scales with available playback CPU power and available Internet bandwidth.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are principally focused on the following tasks:

          o    Enhancing the b3d tools suite, documentation and Digital
               Projector;

          o Implementing relationships with new affiliates and other technology partners;

          o Enhancing the b3d Studio advanced animation production environment;

          o Developing enhanced Internet delivery capabilities of our content, including reduction of content file sizes though new compression technology and streaming of animation data;

          o Creating and implementing a progressive download system for shorter content download times;

          o Developing our tools for use on Apple Macintosh computers and other platforms;

          o Increasing the efficiency of our object-oriented data libraries and production process;

          o Enhancing our software tools to continually add features identified by, and of value to, the creative and production entertainment communities;

          o Improving our proprietary database to enhance facial expressions and mouth movements of characters;

          o Integrating our tools with third party databases for real time control over b3d web objects for use in e-commerce and content applications; and

          o Developing technology to improve delivery and performance of Brilliant Banners.

        We may determine to alter the course and scope of our research and development efforts and to abandon any one or more of these projects. As is the case with most research and development efforts, there can be no assurance that our research will prove to be successful or result in commercially viable developments.

COMPETITION FOR OUR SOFTWARE TOOLS

        The markets for our software tools are competitive and subject to rapid change characterized by both the constant demand for new product features at reduced prices and the pressure to accelerate the release of new features and tool enhancements. Companies competing in this market include established companies like Macromedia, Inc., Adobe Systems, Inc. as well as Pulse and Viewpoint Corporation. Certain competitive companies are focused on two dimensional technologies as can be seen in the Macromedia FLASH toolset, while others have centered on three dimensional animation. b3d enjoys many competitive advantages specific to its core area of expertise. We expect additional competitors to enter the market as the demand for Internet-ready content increases.

                             CONTENT AND SYNDICATION

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

OUR B3D CONTENT

        We have built a significant content syndication business and associated technologies in part to increase the use and availability of our Digital Projector. Viewers watch animations, MultipathTM Movies, music videos, Brilliant Banners and other b3d-produced content using our Digital Projector. The Digital Projector resides on a user's hard drive and permits the user to stream the instructions for color, lighting, texture, motion and other animation elements over the Internet during playback, thus saving bandwidth and shortening subsequent download times for future content streaming.

CONTENT PRODUCTION

        We develop a broad range of b3d animation designed to appeal to a variety of viewer demographics. We place greater emphasis on using characters from familiar licensed content in order to aid our online technology distribution efforts. We are currently developing titles according to the following categories:

        MUSIC. We have established a joint venture with Russell Simmons and Stan Lathan called Digital Hip Hop to produce and distribute hip hop music content on the web. Through this venture, we have entered into an agreement with Island Def Jam (a subsidiary of Universal Music Group) to produce animated videos for the label's top selling artists. DreamWorks Music has also entered into a production and distribution agreement with Digital Hip Hop. Further development in this category will include pop and other music categories signed directly to Brilliant.

        ADVERTISING. A core component of our business is the development of the Brilliant Banner to compete with traditional banner advertising on the web. We believe that the demand for Brilliant Banners will increase the syndication of content and create new production opportunities and development programs with corporate customers. Our Brilliant Banners include sound and high quality animation to increase click through rates and advertising message delivery (brand building), making Brilliant Banners significantly more saleable and at higher prices.

        MULTIPATHTM WEBISODES. Our MultipathTM Movie webisode series, including SUPERMAN, ACE VENTURA, XENA: WARRIOR PRINCESS and KISS IMMORTALS, among others, are available weekly.

        CHOOSE YOUR OWN NIGHTMARE SERIES. The CHOOSE YOUR OWN NIGHTMARE series of MultipathTM Movies is targeted to children, eight to twelve years of age. All of these titles are based upon Bantam Doubleday Dell's popular children's book series, CHOOSE YOUR OWN ADVENTURE and CHOOSE YOUR OWN NIGHTMARE.

        MULTIPATHTM MOVIES FOR KIDS. MultipathTM Movies for Kids are targeted to children three to twelve years of age. The first title we developed was QUEST FOR THE WOOLLY MAMMOTH, followed by THE SUNKEN TREASURE and THE RESCUE, all featuring Popeye. We also have a signed agreement with Harvey Entertainment for the production of CASPER THE FRIENDLY GHOST.

        EDUTAINMENT. We are reviewing opportunities to develop a range of educational titles specifically targeting subjects like `English as a Second Language' and Math.

        SPORTS. We intend to develop several tutorial-based sports titles in conjunction with well-known sports personalities, sports agencies and sponsors.

SALES AND MARKETING OF OUR B3D CONTENT

        Our sales and marketing efforts are designed to achieve revenue growth through new web site recruitment, advertising and promotion associated with content on third party sites, and the ongoing growth of b3d animation programming. To facilitate the broad acceptance of content, we are pursuing a distribution strategy that includes the following elements.

        ADVERTISING, E-COMMERCE, AND SPONSORSHIP. We syndicate content to third party web sites to increase its inventory of advertising impressions. We derive our revenue by advertising, e-commerce and sponsorship opportunities targeted to the specific demographics that are defined by the combination of the content offer, the web site and the database of registered users. Regardless of the content location, we can retain control of the host location for both content and the advertising or e-commerce revenue stream. We augment our revenue stream from advertising by introducing web sites to Brilliant Banners and selling ad space or promoting third party sites to do the same at higher prices than for regular two-dimensional GIF banner advertising.

        PRE-FUNDED PRODUCTION DEALS. We pursue relationships with content and property owners and representatives, as well as with agents and talent who are marketing to consumers on the web. Production is pre-funded against advertising and e-commerce revenue derived from the distribution of the content online. We receive a percentage of revenue as a syndication fee and then split available revenue after production costs have been fully recouped.

        DISTRIBUTION. We offer Webisodes, animated music videos and previews on web sites of affiliate online distribution partners. Various relationships enable the broad syndication of content to take place. We believe that it is critical to make content produced using our suite of tools available to as many Internet and online service users as possible. We continue to focus our efforts toward Internet distribution through third party web sites. Much progress has been made in this area during 2000 and our content is now available on third party web sites that include Yahoo!, VH1.com, Studiosusa.com, Warner Bros. Online, Road Runner and Music.com. Additionally, agreements to host our content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling even more consumer reach in the near term. Revenue is split with the distribution partner according to various deal structures, many of which are traffic dependent. Advertising and e-commerce is sold on an exclusive, semi-exclusive or jump ball arrangement.

        At this time, we have five MultipathTM Movie animated series in syndicated distribution on the Internet: SUPERMAN, XENA: WARRIOR PRINCESS, KISS:
IMMORTALS, CHOOSE YOUR OWN NIGHTMARE, ACE VENTURA and the online film festival property, SHORT ATTENTION SPAN THEATRE. Each of the series differs in the scale of distribution, with some enjoying wider distribution than others depending on a number of factors including demographics and content type. In addition, we have three animated music videos in distribution on the Internet: Ja Rule's (an Island Def Jam artist) 6 FEET UNDERGROUND, Ludacris's (an Island Def Jam artist) HO song and the Long Beach Dub All Stars (a DreamWorks artist) SAWRED.

        DVD RETAIL CHANNEL. We began a limited release of selected MultipathTM Movie titles to the DVD market in the fourth quarter of 2000 pursuant to a March 1999 agreement with SlingShot, Inc., a special purpose DVD publisher and distributor.

INTERNATIONAL SALES AND MARKETING OF OUR MULTIPATHTM MOVIES

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

        We concluded an agreement with e-New Media, a Hong Kong-based publicly traded company for the distribution of new and existing content and the development of newly created content for the Asian market. e-Brilliant, a fifty percent (50%) Brilliant owned joint venture production facility in Singapore, fully funded by e-New Media, is offering animation production services in Asia. The agreement with e-New Media included an equity investment in Brilliant.

        Given the global nature of the World Wide Web, we believe that international markets represent an incremental opportunity for our b3d content delivered over the Internet. Utilizing our proprietary TalkTrack technology, we can deliver MultipathTM Movies in foreign languages without significant logistical or cost issues.

DISTRIBUTION OF OUR MULTIPATHTM MOVIES AND OTHER CONTENT

        We have developed and continue to develop a large distribution network for our MultipathTM Movies, animated music videos and other content. Some of our distribution partners include:

        WARNER BROS. ONLINE. Warner Bros. Online is now featuring our content that was previously available on the Warner Bros. site Entertaindom. Our SUPERMAN MultipathTM Movie Webisodes are prominently displayed in a MultipathTM Movie channel on the Warner Bros. Online web site with other selected MultipathTM Movie content, including KISS IMMORTALS, XENA: WARRIOR PRINCESS and the CHOOSE YOUR OWN NIGHTMARE series. The Warner Bros. web site will also feature links to our web site to access other content.

        YAHOO! We entered into a content distribution and promotional agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company serving more than 145 million unique visitors worldwide. Through the agreement, we provided 3D animated programming based on, and co-produced in conjunction with, the popular rock band KISS as part of our KISS Immortals series. In addition to making the KISS Webisodes available on Yahoo! Entertainment, we developed a customized, co-branded version of our 3-D Digital Projector, which links to other properties on the Yahoo! network, including Yahoo! Shopping and Yahoo! Music.

        LYCOS/VIDNET. We entered into a non-exclusive content syndication and technology license agreement with Entertainment Boulevard Inc.'s Vidnet.com division. Under the agreement, Vidnet has incorporated our 3-D Digital Projector technology into the co-branded "pop-up" Internet "player" developed by Vidnet.com. We have provided certain of our 3-D Interactive, digitally animated entertainment content to Vidnet.com and participating sites. We share in a portion of any advertising and e-commerce revenues derived from viewers accessing our content through Vidnet.com and certain sites that it hosts, including Lycos TV.

        STUDIOS USA. We entered into an agreement with Studios USA to place 3D animated content on their Web sites including SCIFI.COM, USANetwork.com and StudiosUSA.com. In addition, Studios USA will distribute the content to local TV station web sites throughout the country including the XENA: WARRIOR PRINCESS Webisodes and other titles from our content library. We will share in any advertising revenue generated by the Webisodes placed on their sites and the other third party broadcast sites to which Studios USA syndicates.

        FREESERVE. We entered into an agreement with this UK-based portal to provide selected content for distribution on their web site on a revenue share basis. They are responsible for selling advertising and sponsorship for the content. XENA: WARRIOR PRINCESS and KISS IMMORTALS are the first titles to be shown on their web site.

        VH1. We entered into a revenue share distribution agreement with VH1 whereby the KISS series is featured on their web site - VH1.com. VH1 has committed to promote the series for a period not to exceed two years.

        ROAD RUNNER. We entered into a non-exclusive agreement with Road Runner, the high-speed online service, whereby digitally animated, 3-D interactive content is distributed and promoted to Road Runner subscribers. We also participate in Road Runner's off-line marketing and promotions campaign, and our content is promoted within the Road Runner Service. Road Runner's high-speed network allows its subscribers to download and view our content much faster and more readily than through a standard Internet dial-up connection.

OUR OTHER DIGITAL ANIMATION PRODUCTS

        In addition to our MultipathTM Movies, we are in the process of developing other digital animation products, including:

        B3D SHORTS. We produce short movie segments, up to 5 minutes in length, using our b3d technology. These b3d Shorts cover a variety of genres, including adventure, drama and abstract. We develop these b3d Shorts to demonstrate the versatility of our proprietary software tools for use in creating engaging and diverse animated content.

        SPORTS TUTORIALS. We have produced a three dimensional, animated golf tutorial using our b3d technology. We are attempting to secure sports personalities for use in these tutorials for a variety of sports, including golf and tennis.

        EDUCATION PRODUCTS. We are using our b3d technology to produce three dimensional, animated content for use in the educational market in a number of areas, including Math, Science and English.

        E-COMMERCE PRODUCTS. We have produced a demonstration showcasing the use of our b3d technology to create a three dimensional, animated shopping experience on the Internet. We believe that the three dimensional shopping environment created with b3d is superior to the more prevalent two-dimensional shopping environments currently found on most web sites.

        MUSIC VIDEOS/DIGITAL HIP HOP. We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produces and distributes full screen animated music videos and other content primarily for Internet and broadband distribution. To date, three music videos have been commercially released on the Internet. The joint venture is owned and was initially funded 50% by us and 50% by Messrs. Lathan and Simmons.

        Digital Hip Hop also received from our wholly-owned subsidiary, b3d, Inc., a 5-year exclusive Alpha level license to our b3d production tool suite for the production of music video content for non-Asian markets. Digital Hip Hop has agreed to pay b3d, Inc. a fee of $1,500,000 for this license, payable in installments over the first three years of the license; $1,450,000 of which is contingent on the raising of capital by the joint venture. Digital Hip Hop has also agreed to pay b3d, Inc. a royalty of 10% of Digital Hip Hop's gross revenues.

        E-BRILLIANT. We entered into a joint venture with Hong Kong based e-New Media Company Limited, a Hong Kong-based telecommunications, information services and Internet company, and opened a 3D animation studio in Singapore known as e-Brilliant Pty. Limited. e-Brilliant is a sophisticated 3D animation studio dedicated to the creation of interactive content and creative solutions for the converging multi-media markets in Asia. The e-Brilliant studio utilizes our powerful suite of proprietary software tools, b3d Studio Pro, which will enable the studio to produce highly compressed, scaleable 3D animation for the Internet. Utilizing this technology, e-Brilliant expects to position itself to take advantage of the growing demand in the Asian markets for Internet based 3D animation, particularly in music, education and training, and e-commerce. At the same time, Singapore's Nanyang Polytechnic will incorporate our 3D animation tool kit into the Polytechnic's Interactive Media Design curriculum to train the next generation of Internet animators on b3d.

COMPETITION FOR OUR DIGITAL ANIMATION CONTENT

        The markets for our digital entertainment products are intensely competitive, subject to rapid change and characterized by both the constant demand for new product features at reduced prices and the pressure to accelerate the release of new products and product enhancements. Our MultipathTM Movies and other content compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros and MCA Universal, as well as numerous other independent motion picture and television production companies. Several movie studios already have developed their own internal computer animation capability and have developed and released animated feature films or created computer animation for special effects in animated films. We expect additional competition in the animated feature film market from these and other movie studios. We also compete with movie studios and Internet companies for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Internet entertainment companies include Protozoa.com, the newly merged AtomShockwave, Mondo Media, Pulse and others produce animated or video content for distribution on the Internet. We expect additional competition in the area of animated and video content for Internet distribution.

                              OUR AUCTION BUSINESS

        In mid-1999, we began to offer Internet and television based auction services through our subsidiary, Trojan Television Limited, which we acquired in July 1999. Trojan is a London-based company doing business as The Auction Channel. In 2000, we transferred Trojan to our subsidiary, The Auctionchannel, Inc., which operates from offices located in New York.

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

        The Auction Channel's computer software and hardware systems currently are capable of hosting two types of auctions:

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

THE AUCTION CHANNEL'S PRINCIPAL PRODUCTS AND SERVICES

        The Auction Channel's principal products and services consist of the following:

        INTERACTIVE BIDDING SYSTEM(TM) (IBS). IBS is a television-based service that permits an audience to view a live auction event on television and participate by placing bids over the telephone. The television signal is output on a cable or broadcast television channel and/or for local viewing in the auction room. To avoid confusion from poor synchronization of the television output and the telephone relay, the telephone is used solely to bid and cannot be used to listen in on auction events. The acceptance of a bid is communicated to the participant on the telephone and displayed to all viewers on the television screen. When the auctioneer's hammer comes down stopping all further bids, the winner's "paddle" details are displayed. IBS is currently being developed to allow participants to bid using their television's remote control.

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

        In late 2000, we decided to sell The Auction Channel and have been actively seeking a buyer. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000. We currently maintain a staff of only seven individuals who are primarily responsible for consummating a sale of the company. We cannot guarantee that our discussions will lead to any ultimate sale, or that the terms of a sale, if concluded, will be favorable to us.

                                  OUR EMPLOYEES

        At December 31, 2000, we had 80 full-time employees, of which 24 were engaged in research and development, 31 in production, 13 in general administration and finance and 12 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of four independent software developers and four consultants in administrative and business development roles pursuant to contractual relationships. Twenty employees, including the Chairman and Chief Executive Officer, the President and the Chief Operating Officer/Chief Financial Officer are based in Los Angeles, California. Four employees are located in The Auction Channel's offices in New York, New York and three are based in The Auction Channel's offices in London, England. Fifty-three employees operate out of facilities located in Bondi Junction, a suburb of Sydney, Australia.

ITEM 2.    DESCRIPTION OF PROPERTIES

        Our production and research and development facilities of approximately 9,500 square feet are located in Bondi Junction, Australia, and have an annual rental of $178,000. Our motion capture facility is located in Alexandria, Australia and has an annual rental of $28,000. We also lease an office in Woodland Hills, California for an annual rent of $153,000. The Auction Channel rents space in New York for an annual rental of $84,000 and in London for an annual rental of $120,000, with $71,000 in one time expenses.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any material litigation.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        Brilliant's Common Stock trades on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                            HIGH         LOW
          YEAR ENDED DECEMBER 31, 1999
              First Quarter...........................     $ 5.25       $ 1.75
              Second Quarter..........................       7.94         2.50
              Third Quarter...........................       6.12         2.62
              Fourth Quarter..........................       4.50         2.50

          YEAR ENDED DECEMBER 31, 2000
              First Quarter...........................     $13.88       $ 4.00
              Second Quarter..........................      10.88         4.75
              Third Quarter...........................       4.88         3.25
              Fourth Quarter..........................       3.25         0.69

        On March 19, 2001, the closing sales price of the Common Stock as reported on the American Stock Exchange was $0.78 per share. As of March 19, 2001, there were 69 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In March 2000, we issued to Richard Lewis warrants to purchase up to 10,000 shares of our common stock at an exercise price of $5.94 per share. The warrants have a term of 12 months. The warrants were issued to Mr. Lewis in consideration of consulting services provided to us. In connection with this issuance Mr. Lewis represented that he was an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT, INC. FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

        Brilliant Digital Entertainment, Inc. is a leading entertainment content producer, technology developer and tools provider with an established library of episodic serial content created for the Internet. Our 3D digitally animated interactive series feature popular television, comic book, and motion picture characters that include SUPERMAN, XENA, KISS, POPEYE and ACE VENTURA. Developed using our proprietary suite of b3d software tools, these full-screen productions have smaller files for faster downloads. Our content currently is distributed broadly through our Internet syndication partners including Yahoo!, Warner Brothers Online, Roadrunner, @Home and VH1.com. We also produce animated music videos of top selling artists including Ja Rule, Ludacris and Redman. Through our subsidiary, b3d, Inc., we license our b3d Studio suite of authoring tools that enables the creation and presentation of interactive streaming 3D web content. These tools were developed to meet the production needs of studios, production houses, web content suppliers, advertising agencies, e-commerce companies and educational institutions to produce 3D animation for both Internet and television distribution. Through our subsidiary, The Auctionchannel, Inc., we also have provided services to auction houses that enabled participants to watch auction events in real time on television, and over the Internet, and to bid using their telephone or the Internet. We have discontinued operations at The Auction Channel and currently maintain a staff of seven individuals who are primarily responsible for consummating a sale of the company. We are headquartered in the United States and were incorporated in July 1996. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

         We have launched a sales program offering advertisers animated 3D banner advertisements utilizing the b3d tools suite. With the decline of industry wide banner advertising revenues and click through rates, we believe that our 3D banner advertisements will reinvigorate online advertising campaigns.

B3D, INC.

        We are pursuing a strategy designed to encourage active use of our tools and technology by a broad market of animators who are currently using other 3D animation and design software packages such as 3D Studio Max, a software package developed and marketed by Kinetix, a division of Autodesk. We are currently developing an exporter plug-in tool for users of Maya and Lightwave animation packages that was made available in the first quarter of 2001. This will enable users of these software packages to export their software in our b3d format. In addition, we intend to have a compatible version of the b3d Digital Projector completed for the Apple Macintosh in the second quarter of 2001, followed by a Sony Playsation2 version. This will further broaden the market for the b3d software tools.

        Beta versions of our proprietary toolsets have been released to the public. The first software products to be launched consist of b3d Studio, b3d Studio Pro, and other supporting products that were released for sale in the first quarter of 2001. The b3d Studio products are similar to those used by our own production team in the creation of our syndicated MultipathTM Movie series such as SUPERMAN, KISS and XENA that are now available on popular entertainment Web portals. These tools will provide individual artists, animators and studios with the capability to create their own multipath movies and b3d content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of b3d content to enrich the consumer web experience. Animation content generated using our b3d software tools can be of any type. The tools are not limited to the production of entertainment content. The tools can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation.

        b3d, Inc. officially launched the toolset program in July 2000 at the Siggraph computer graphics show in New Orleans, during which b3d, Inc. announced and initiated the Web-based beta program. The beta program allows users to download a full featured but "watermarked" (our name will appear on the content) version of the b3d Studio software for evaluation and feedback to our b3d software development and marketing team. b3d, Inc. is also in discussions with other leading 3D tools makers to provide a broad array of potential companion products for the b3d software tools. However, we do not guarantee that such discussions will lead to any ultimate agreements or partnerships, or that the terms of such agreements, if concluded, will be favorable to us.

        We also sponsored, as well as participated in, the Web3D Round-Up event during Siggraph, where we held the exclusive world premiere presentation of an online music video created in b3d. We intend to focus our resources on securing rights to songs in a number of music categories including hip hop and will develop original 3D animated music videos for distribution on the Internet.

DVD MARKET

        We have begun a limited release of selected MultipathTM Movie titles on DVD. We entered into an agreement with SlingShot, Inc., a special purpose DVD publisher and distributor, in March 1999. We granted to SlingShot exclusive worldwide rights to distribute up to 20 of our MultipathTM Movies in DVD format. Under the agreement, SlingShot has made an up-front, non-refundable cash advance and provided a minimum guarantee in exchange for its exclusive retail DVD distribution rights. SlingShot commenced distribution of the first DVD titles in the fourth quarter of 2000.

INTERNET AND ONLINE SERVICES

        Given the importance of Internet and online delivery in the overall success of the MultipathTM Movie and other b3d format movies and content, we believe that it is critical to make MultipathTM Movies and music videos available to as many Internet and online service users as possible. Consequently, we follow a syndication strategy to distribute content as broadly as possible across the Internet. We continue to focus more of our efforts toward Internet distribution through third party web sites. Much progress has been made in this area during 2000 and our content is now available on third party web sites that include Yahoo!, VH1.com, Studiosusa.com, Warner Bros. Online, Road Runner, Qwest and Music.com. Additionally, agreements to host our content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling an even greater consumer reach in the near term.

        At this time, we have five MultipathTM Movie animated series in syndicated distribution on the Internet: SUPERMAN, XENA: WARRIOR PRINCESS, KISS:
IMMORTALS, CHOOSE YOUR OWN NIGHTMARE, ACE VENTURA and the online film festival property, SHORT ATTENTION SPAN THEATRE. Each of the series differs in the scale of distribution, with some enjoying wider distribution than others depending on a number of factors including demographics and content type.

DIGITAL HIP HOP

        We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produces and distributes full screen animated music videos and other content primarily for Internet and broadband distribution. To date, three music videos have been commercially released on the Internet. The joint venture is owned and was initially funded 50% by us and 50% by Messrs. Lathan and Simmons.

        Digital Hip Hop also received from our wholly-owned subsidiary, b3d, Inc., a 5-year exclusive Alpha level license to our b3d production tool suite for the production of hip hop content for non-Asian markets. Digital Hip Hop has agreed to pay b3d, Inc. a fee of $1,500,000 for this license payable in installments over the first three years of the license, $1,450,000 of which is contingent on the raising of capital by the joint venture. Digital Hip Hop has also agreed to pay b3d, Inc. a royalty of 10% of Digital Hip Hop's gross revenues.

THE AUCTION CHANNEL

        In July 1999, we acquired Trojan Television Limited. Trojan Television Limited is a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrates live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing participants to watch events on television and the Internet, and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. During the first quarter of 2000, we transferred our ownership interest in Trojan Television Limited to our subsidiary, The Auctionchannel, Inc.

        In late 2000, we decided to sell The Auction Channel and have been actively seeking a buyer. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000. We currently maintain a staff of only seven individuals who are primarily responsible for consummating a sale of the company. We cannot guarantee that our discussions will lead to any ultimate sale, or that the terms of a sale, if concluded, will be favorable to us.

RESULTS OF OPERATIONS

        REVENUES. Revenues from the sale of MultipathTM Movies through retail outlets are recognized when the product is shipped. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results.

        We enter into distribution contracts under which we are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. We have derived our revenues from royalties, development fees and software sales. We license our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned.

        Development fees are paid by customers in exchange for our development of animated content and/or software packages in accordance with customer specifications. The development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone.

        Revenues, which are earned from the broadcast of auctions, are recognized when the broadcast airs. Revenues, which are computed as a percentage of the hammer price of an item up for auction, are recognized when the item is knocked down.

        Revenues, which are earned from the sale or licensing of our software tools, are recognized when the sales or licensing agreements are entered into. If the agreement covers a period in excess of one year, the revenue associated with this agreement is recognized on a straight-line basis over the life of the agreement.

        Advertising revenues, which are earned revenues from the placing of our content on third party web sites, are recognized when the third party accounts to us.

        Revenues increased from $555,000 for the year ended December 31, 1999 to $1,030,000 for the year ended December 31, 2000. Revenues for the year ended December 31, 2000 include $612,000 earned under a technology and distribution agreement with e-New Media, advertising and other revenues of $231,000, and MultipathTM Movie software and retail sales of $109,000. Motion capture services, the software for the capture of motion for animated digital characters, generated $78,000 in revenues. Revenues for the prior year were primarily the result of $310,000 from software sales, $145,000 earned under the MultipathTM Movie technology and content development agreement, other revenues of $64,000 and $36,000 from motion capture services.

        COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $686,000 for the year ended December 31, 1999 to $268,000 for the year ended December 31, 2000. This represents a decrease of $418,000. In 1999, we amortized $501,000 of capitalized movie software costs for previously released titles, and we incurred direct costs of $182,000 for the production of software. In 2000, we fully amortized the remaining capitalized movie software costs of $158,000, for previously released titles, and incurred direct costs of $44,000 for software sales, other development costs of $41,000 and $25,000 for motion capture sales.

        SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries, advertising, promotions, travel and trade shows. Sales and marketing expenses increased from $792,000 for the year ended December 31, 1999 to $1,651,000 for the year ended December 31, 2000. The increase is primarily attributable to the addition of several consultants retained for $165,000 to market the b3d tools and our participation in the Siggraph trade show for $264,000. Additionally, we incurred $596,000 expense for warrants issued in connection with our agreement with Yahoo!. Sales and marketing expenses were offset by a reduction in online marketing expenses for banner ads of $294,000.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, bad debt expenses, rent, insurance costs and professional fees. General and administrative expenses increased from $4,128,000 for the year ended December 31, 1999 to $4,324,000 for the year ended December 31, 2000. This represents an increase of $196,000, which is primarily attributable to increased employment costs of $1,151,000 associated with the development of internal management and the addition of personnel. The reduction in consulting costs, due primarily to the hiring of permanent personnel as opposed to using outside consultants, partially offset the net increase in general and administrative categories.

        RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies and other 3D animated content. The costs increased from $3,678,000 for the year ended December 31, 1999 to $3,855,000 for the year ended December 31, 2000 primarily due to web development costs.

        DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased from $433,000 for the year ended December 31, 1999 to $319,000 for the year ended December 31, 2000. The decrease is attributable to some fixed assets being fully depreciated.

        OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense increased from income of $54,000 in 1999 to income of $179,000 in

2000. A loss on a joint venture of $100,000 was offset by an increase in net interest income of $116,000 due to higher cash balances. Also, a $70,000 decrease in our debenture expense was offset by a $67,000 decrease in trade grant revenue. Interest expense decreased by $105,000.

        NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

        Operating results of this discontinued operation for the year ended December 31, 2000 are shown separately in the accompanying income statement. The income statement for the year ended December 31, 1999 has been restated to conform to the current year's presentation. Included in the loss of the discontinued operation is an amortization expense for the year ended December 31, 2000 composed of amortization of goodwill of $1,167,000, software technology of $80,000 and customer database of $32,000, all attributable to the purchase of Trojan Television Limited in July 1999. Due to an impairment of goodwill, the amount was written down by $4,189,000, reducing the balance to zero.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, our principal source of liquidity was approximately $3,401,000 in cash, which we primarily raised through the issuance of shares of our common stock.

        Net cash used in operating activities during the year ended December 31, 2000 was primarily attributable to a net loss from continuing operations of $9,208,000, with an additional loss due to discontinued operations of $12,708,000 pertaining to The Auction Channel. Net cash of $860,000 used in investing activities during the year ended December 31, 2000 was due primarily to the purchase of computer equipment of $760,000 and $100,000 investment in a joint venture, Digital Hip Hop. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment. Proceeds of $12,222,000 were raised through the issuance of our common stock to various investors.

        We have an obligation under our agreement with Morgan Creek to fund entirely the development of two MultipathTM Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998. The second project has not been identified yet. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a MultipathTM Movie up to $900,000. As of December 31, 2000 we have contributed $917,000 to the project. We do not expect to contribute additional funds to this project. We also are required as of December 31, 2000 to make minimum payments of $37,000 under various licensing agreements. At December 31, 2000, we had rental commitments for our offices and production facilities of $411,000 and two promissory notes for the financing of fixed assets in the amount of $70,000 payable over the next 4 years and $69,000 payable over the next 3 years.

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

        On October 29, 1999 and December 22, 1999, we issued two debentures to Roseworth Group, Inc. in the principal amounts of $1,000,000 and $500,000, respectively. In connection with these loans, we paid to Roseworth a fee of $45,000 and issued to Roseworth 10,504 shares of our common stock. On January 10,

2000, Roseworth converted the entire $1,500,000 of the debentures into 612,825 shares of common stock at $2.45 per share and was paid a commission of 3,798 shares. On March 15, 2000, Roseworth exercised 50,000 warrants at $5.50 per share for $275,000.

        On February 2, 2000 the Company sold 230,075 shares of common stock to St. Annes Investments, Ltd. under a purchase agreement for gross proceeds of $1,000,000. Brilliant paid St. Annes $30,000 and issued to St. Annes 4,049 shares of common stock as a fee in connection with the sale.

        On February 17, 2000 we entered into an agreement with e-New Media, as described in Note 5 to the Financial Statements, which provided for the payment to us of $9,000,000 in cash. e-New Media made an additional investment on September 9, 2000 of $4,837,000 for 1,130,000 shares of our common stock.

        In February 2000 we issued 500,000 shares of common stock to an investor for $1,250,000. On June 6, 2000, IbidLive N.V. exercised a warrant and purchased 200,000 shares of our common stock at $4.00 per share for $800,000.

        Our operations generated a negative cash flow during the years ended December 31, 1999 and 2000, and we expect a significant use of cash during the upcoming 2001 fiscal year as we continue to develop our software tools and continue our marketing efforts for our tools and 3D animated content. We will require additional equity or debt financing during 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Please see "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to delay implementation of our business plan and reduce overhead significantly."

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

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We were required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, has not had a material adverse effect on our financial position, results of operations or cash flows.

        In October 2000, we adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has not had a material effect on our financial statements.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 has not had a material adverse effect on our current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

        In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 during the year ending December 31, 2000, and all amounts associated with our web sites were expensed in accordance with EITF 00-2.

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

        IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN AND REDUCE OVERHEAD SIGNIFICANTLY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2000 we had an accumulated deficit of $48.2 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of tool development, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to our MultipathTM Movies, animated music videos and Brilliant Banners, and that animators will use our b3d tools and technology in the development of other b3d-produced content. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market.

        WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES THAT OFFER TOOLS PRODUCTS AND SERVICES SIMILAR TO OURS. The markets for our tools products are highly competitive and characterized by pressure to incorporate new features and accelerate the release of new and enhanced products. A number of companies currently offer content development products and services that compete directly or indirectly with one or more of our tools sets. These competitors include, among others, Macromedia, Inc., Adobe Systems, Inc. as well as Pulse and Viewpoint Corporation. As we compete with larger competitors such as Macromedia across a broader range of product lines and different platforms, we may face increasing competition from such companies.

        WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT, REAL NETWORKS AND OTHER COMPANIES IN THE MEDIA DELIVERY MARKET. The market for software and services for the delivery of media over the Internet is constantly changing and highly competitive. Companies such as Microsoft Corporation and Real Networks have substantial penetration in the media delivery market, and significantly greater resources than us to continue to grow their business in this area. More companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. The other components of our business, such as our music videos, Brilliant Banners and MultipathTM Movies, as well as the demand by animators for our b3d tools in their production of 3D animated content, depends in large part on a substantial user base of our Digital Projector, which is the media player that must be used to view b3d enabled content. If we do not achieve a widespread distribution of our media player, there will not be substantial demand for b3d-produced content.

        IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED 3D ANIMATED CONTENT, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create MultipathTM Movies, animated music videos and other 3D animated content have been developed over the past five years. Additional refinement of these tools is necessary to continue to enhance the b3d format. If we cannot develop improvements to these software tools, our MultipathTM Movies, animated music videos and Brilliant Banners and all other b3d-produced content may not obtain or maintain market acceptance and our revenues will be adversely affected.

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

        OUR FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH SYNDICATION PARTNERS MAY HARM OUR ANIMATED CONTENT BUSINESS AND THE ESTABLISHMENT OF B3D AS AN INTERNET STANDARD FOR 3D ANIMATION. We depend on establishing and maintaining strategic relationships for the co-creation of our b3d-produced content and for the distribution of that content on third-party web sites. Additionally, we rely on our syndication relationships to increase the installed base of our Digital Projector, which is necessary to view b3d-produced content, including our Brilliant Banners. Our business, results of operations and financial condition could be materially adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in an increase in the demand for b3d-produced content and the use of our Digital Projector.

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

        WE WILL NOT BE ABLE TO GENERATE REVENUES IF OUR MULTIPATHTM MOVIES AND B3D TOOLSET DO NOT ACHIEVE MARKET ACCEPTANCE. Each MultipathTM Movie is an individual artistic work, and its ability to generate revenues primarily will be determined by consumer reaction, which is unpredictable. To generate revenues, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our MultipathTM Movies. We cannot be certain that we will be able to do so. Additionally, our b3d toolset may have programming errors, may be incompatible with other software or hardware products in the market, may face slow adoption in the marketplace and may face competition from other toolmakers. Other factors that influence our ability to generate revenues from our MultipathTM Movies and the b3d toolset include:

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

          o our ability to continue to develop, enhance and deliver the toolset in accordance with established milestones; and

          o    the marketplace's reluctance to adopt a new toolset.

        WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT DEMAND FOR OUR PRODUCTS VIEWED ON THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD THE LARGE AMOUNTS OF DATA NECESSARY TO VIEW OUR PRODUCTS ON THE INTERNET. Our revenue growth depends in part on our ability to distribute our products for viewing on the Internet. We believe that without reductions in the time to download animated content over the Internet, our MultipathTM Movies and other b3d-produced content may be unable to gain consumer acceptance. This reduction in download time depends in part upon advances in compression technology. We have previously experienced delays in the development of compression technologies, which, we believe, materially and adversely affected our online sales and results of operations. We believe that large, time-consuming downloads have previously deterred potential users of our products and have reduced the effectiveness of our marketing campaigns at that time. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

        THIRD PARTY WEB SITES AND THE LICENSORS FROM WHOM WE OBTAIN RIGHTS TO OUR STORIES AND CHARACTERS MAY CAUSE THE DELAY OF THE RELEASE OF OUR PRODUCTS, WHICH MAY RESULT IN LOWER REVENUES THAN anticipated. Our distribution relationships with third party web sites and our licensing arrangements with companies that own the stories or characters used in many of our MultipathTM Movies, contain potentially burdensome provisions. These provisions may affect our ability to release our products, which would adversely affect our revenues, for a number of reasons, such as:

          o A software distributor or a licensor of a story or character may, in the exercise of its product approval rights, arbitrarily require expensive and time consuming changes to our products, which may cause a delay in the release of the products; and

          o A third party web site could delay the inclusion of our content on the site, and thereby cause a delay in distribution.

        WE MAY NOT BE ABLE TO LICENSE STORIES AND CHARACTERS THAT APPEAL TO CONSUMERS FOR USE IN OUR MULTIPATHTM MOVIES, WHICH IS NECESSARY FOR OUR MULTIPATHTM MOVIES TO HAVE APPEAL IN THE MARKET. We use stories and characters developed by third parties in our MultipathTM Movies. If we cannot license stories and characters that appeal to consumers at prices or upon terms or conditions that we consider acceptable, we may not be able to develop MultipathTM Movies that consumers will watch. To have access to appealing stories and characters for use in our MultipathTM Movies, we will need to continue to develop new relationships and maintain existing relationships with the licensors of these stories and characters. Many licensors are reluctant to grant broad licenses covering multiple formats, like the Internet and television, to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses.

        WE MAY NOT FIND A STRATEGIC ALTERNATIVE FOR THE AUCTION CHANNEL. We have discontinued operations at The Auction Channel and are actively seeking a buyer for the company. We may not be able to sell The Auction Channel on acceptable terms and may be unable to recoup a portion of our investment in the company.

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

          o the use by animators of our toolsets to create b3d-produced content;

          o the market's acceptance of our 3D Brilliant Banner advertisements;

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

        OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. Our ability to compete with other entertainment software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, patent, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

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

        DECREASES IN THE PRICE OF OUR COMMON STOCK COULD INCREASE SHORT SALES OF OUR COMMON STOCK BY THIRD PARTIES, WHICH COULD RESULT IN FURTHER REDUCTIONS IN THE PRICE OF OUR COMMON STOCK. Our sales of common stock at a discount to the market price of our common stock, which may be necessary to raise additional capital to fund operations, could result in reductions in the market price of our common stock. Downward pressure on the price of our common stock could encourage short sales of the stock by third parties. Material amounts of short selling could place further downward pressure on the market price of the common stock. A short sale is a sale of stock that is not owned by the seller. The seller borrows the stock for delivery at the time of the short sale, and buys back the stock when it is necessary to return the borrowed shares. If the price of the common stock declines between the time the seller sells the stock and the time the seller subsequently repurchases the common stock, then the seller sold the shares for a higher price than he purchased the shares and may realize a profit.

ITEM 7.    FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
BRILLIANT DIGITAL ENTERTAINMENT, INC.                                      PAGE
                                                                           ----
Report of Independent Certified Public Accountants...........................28

Report of Independent Accountants............................................29

Consolidated Balance Sheet as of December 31, 2000...........................30

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 2000.................................................31

Consolidated Statements of Stockholders' Deficit for the
  years ended December 31, 1999 and 2000.....................................32

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 2000.................................................33

Notes to Consolidated Financial Statements...................................35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.:

        We have audited the accompanying consolidated balance sheet of Brilliant Digital Entertainment, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statement of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP


Los Angeles, California
February 20, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Brilliant Digital Entertainment, Inc.

        In our opinion, the accompanying consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the stockholders' equity, the results of operations and cash flows of Brilliant Digital Entertainment, Inc. (the "Company") and its subsidiaries for the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 29, 2000
Los Angeles, California

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                              DECEMBER 31, 2000
                                                                              ------------------
ASSETS
Current assets:
    Cash and cash equivalents.............................................     $         3,401
    Accounts receivable, net..............................................                 117
    Accounts receivable, related party....................................                  86
    Other assets, net.....................................................                 728
                                                                              ------------------
Total current assets......................................................               4,332
Property, plant and equipment, net (Note 10)..............................                 488
Other assets, net (Note 8)................................................                 667
                                                                              ------------------
Total assets..............................................................     $         5,487
                                                                              ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable......................................................     $            46
    Accrued expenses (Note 11)............................................                 918
    Deferred revenue (Note 5).............................................                 917
    Notes payable, related parties........................................                   6
    Net liabilities of discontinued operations (Note 2)...................                 871
    Current portion of note payable (Note 7)..............................                 215
                                                                              ------------------
Total current liabilities.................................................               2,973
Note payable, less current portion (Note 7)...............................                  85
Deferred Revenue (Note 5).................................................               3,472
Other long term liabilities...............................................                  50
                                                                              ------------------
Total liabilities.........................................................               6,580
Commitments and contingencies (Note 14)
Stockholders' deficit:
    Preferred Stock ($0.001 par value; 1,000,000 shares
        authorized; no shares issued or outstanding) (Note 8).............                  --
    Common Stock ($0.001 par value; 30,000,000 shares
        authorized; 16,054,288 shares issued and outstanding) (Note 8)....                  16
    Additional paid-in capital............................................              47,306
    Accumulated deficit...................................................             (48,249)
    Accumulated other comprehensive loss..................................                (166)
                                                                              ------------------
Total stockholders' deficit...............................................              (1,093)
                                                                              ------------------
Total liabilities and stockholders' deficit...............................     $          5,487
                                                                              ==================

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                    1999             2000
                                                               ----------------  --------------
Revenues:
   Software sales...........................................         $     310        $    109
   Distribution and technology revenue from related party...                --             612
   Development fees and other revenues......................               245             309
                                                               ----------------  --------------
      Total revenues........................................               555           1,030

Cost of revenues:
   Software sales...........................................               182              44
   Development fees and other costs.........................               504             224
                                                               ----------------  --------------
      Total cost of revenues................................               686             268

Gross profit (loss).........................................              (131)            762
Operating expenses:
   Sales and marketing......................................               792           1,651
   General and administrative...............................             4,128           4,324
   Research and development.................................             3,678           3,855
   Depreciation and amortization............................               433             319
                                                               ----------------  --------------
      Total operating expenses..............................             9,031          10,149
                                                               ----------------  --------------
Loss from operations........................................            (9,162)         (9,387)
Other income (expense):
   Export market development grant..........................               183             116
   Debenture expense........................................              (100)            (30)
   Loss on foreign exchange transactions....................                (2)             (1)
   Loss on investment in joint venture......................                --            (100)
   Interest income..........................................               141             257
   Interest expense.........................................              (168)            (63)
                                                               ----------------  --------------
      Total other income....................................                54             179
                                                               ----------------  --------------
Loss before income taxes....................................            (9,108)         (9,208)
Income taxes................................................                --              --
                                                               ----------------  --------------
Loss from continuing operations.............................        $   (9,108)     $   (9,208)
Loss from discontinued operations, (net of tax
effects of $0) (Note 2).....................................            (1,540)        (12,708)
                                                               ----------------  --------------
Net Loss....................................................           (10,648)        (21,916)

Other comprehensive income:
   Foreign currency translation adjustment
       (net of tax effects of $ 0)..........................               (28)            (15)
                                                               ----------------  --------------
Comprehensive loss..........................................       $   (10,676)    $   (21,931)
                                                               ================  ==============
Other comprehensive income:
Basic and diluted continuing operations ....................        $    (0.81)     $    (0.62)
Basic and diluted for discontinued operations...............        $    (0.13)     $    (0.85)
Basic and diluted net loss per share........................        $    (0.94)     $    (1.47)
                                                               ----------------  ----------------
Weighted average number of shares used in computing
    Basic and diluted net loss per share....................            11,314          14,931
                                                               ================  ==============

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                      COMMON STOCK                                  ACCUMULATED
                                  --------------------   ADDITIONAL                     OTHER
                                    NO. OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                    SHARES     AMOUNT     CAPITAL       DEFICIT          LOSS        TOTAL
                                  ----------- --------  -----------  -------------  -------------- --------
BALANCE AT DECEMBER 31, 1998...   $9,409,001     $   9   $   21,357    $  (15,685)       $   (123)   5,558
   Grant of warrants...........           --        --           --            --              --       --
   Grant of stock options......           --        --           18            --              --       18
   Exercise of stock options
     and warrants..............       46,597                     10            --              --       10
   Issuance of shares to
     Investors.................    2,192,000         2        4,581            --              --    4,583
   Shares issued for purchase
     of Trojan.................      637,380         1        4,820            --              --    4,821
   Shares issued for
     convertible debenture.....      301,307        --        1,102            --              --    1,102
   Debenture issue expenses....       12,589        --           20            --              --       20
   Foreign exchange
     translation (net of
     tax of $0)................           --        --           --            --             (28)     (28)
   Net loss....................           --        --           --       (10,648)             --  (10,648)
                                  ----------- ---------------------- ------------- --------------- --------
BALANCE AT DECEMBER 31, 1999...   12,598,874        12       31,908       (26,333)           (151)   5,436
    Grant of warrants..........           --        --        1,642            --              --    1,642
    Exercise of stock options
      and warrants.............      288,000        --        1,170            --              --    1,170
    Issuance of shares to
      Investors................    2,554,589         3       11,087            --              --   11,090
    Shares issued for
      convertible debenture....      612,825         1        1,499            --              --    1,500
    Foreign exchange
      translation (net of
      tax $0) .................           --        --           --            --             (15)     (15)
    Net loss...................           --        --           --       (21,916)             --  (21,916)
                                  ----------- ---------------------- ------------- --------------- --------
BALANCE AT DECEMBER 31, 2000      16,054,288     $  16    $  47,306     $ (48,249)         $ (166) $(1,093)
                                  ----------- ---------------------- ------------- --------------- --------


                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1999          2000
                                                                     -----------    ----------
OPERATING ACTIVITIES
Net loss...........................................................   $ (10,648)    $ (21,916)
Adjustments to reconcile net loss to the net cash provided
   by (used in) operating activities:
     Depreciation and other amortization...........................         672         2,246
     Amortization of movie software costs..........................         501           158
     Loss on investment in joint venture...........................          --           100
     Effect of stock options and warrants granted..................          19           849
     Non-cash debenture issue and interest expenses................         245            --
     Write-off of Packard Bell accounts receivable.................         325            --
     Loss (gain) on foreign exchange...............................           8            --
     Changes in operating assets and liabilities:
       Accounts receivable.........................................       1,614            61
       Other assets................................................        (368)       (1,277)
       Accounts payable and accruals...............................        (347)         (183)
       Deferred revenue............................................          31         4,357
       Other long-term liabilities.................................        (373)          (64)
                                                                     -----------  ------------
Total adjustments..................................................       2,327         6,247
                                                                     -----------  ------------
Net cash used in continuing activities.............................      (8,321)      (15,669)
Net cash provided by discontinued activities.......................       1,374         5,079
                                                                     -----------  ------------
Net cash used in operating activities..............................      (6,947)      (10,590)

INVESTING ACTIVITIES
Cost of acquisition, net of cash acquired..........................         (93)           --
Investment in joint venture........................................          --          (100)
Purchases of equipment.............................................        (238)         (760)
                                                                     -----------  ------------
Net cash used in investing activities..............................        (331)         (860)

FINANCING ACTIVITIES
Proceeds from issuance of shares...................................       4,531        12,222
Issuance of convertible debenture, net of costs....................       2,420            --
Repayment of convertible debenture.................................        (100)           --
Repayments of notes................................................        (226)          (76)
                                                                     -----------  ------------
Net cash provided by financing activities..........................       6,625        12,146
                                                                     -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS................................................        (653)          696

Translation adjustments............................................         (28)          (15)
Cash and cash equivalents at beginning of period...................       3,187         2,506
                                                                     -----------  ------------
Cash and cash equivalents at end of period.........................    $  2,506      $  3,187
                                                                     ===========  ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest......................................................       $   8       $    63
                                                                     ===========  ============

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

        On January 10, 2000, Roseworth Group, Ltd. converted a $1,500,000 debenture into 612,825 shares of our common stock. A commission of 3,798 shares was paid in conjunction with this conversion as well as a write-off of the debenture warrant valuation expense. Debenture interest expense of $19,000 was incurred in connection with this conversion.

        We issued warrants to purchase 307,692 shares of our common stock to e-New Media Digital Entertainment Limited on February 28, 2000 in connection with an investment and licensing agreement. The warrants carry a value of $492,000, which are being expensed over the 6-year term of the contract. In the current year we expensed $68,000 in connection with this agreement. The warrants expired in November 2000.

        On March 17, 2000, we issued 50,000 shares to Continental Capital and Equity Corporation and $36,000 was expensed in the first quarter in connection with the shares earned. In June we terminated our agreement with Continental Capital and reacquired 30,000 of the unearned shares of stock pursuant to the terms of the agreement.

        On May 13, 1999, Roseworth Group, Ltd. converted $250,000 of a debenture into 76,489 shares of common stock, and on May 24, 1999, Roseworth converted an additional $500,000 of the debenture into 129,033 shares of common stock. On October 8, 1999, Roseworth converted the remaining $250,000 of a debenture into 95,785 shares of common stock.

        On May 23, 2000, we entered into a distribution agreement with Yahoo! and issued warrants to Yahoo! that carry a value of $1,022,000 which are being expensed over a 12 month period. The unamortized portion of the Yahoo! warrants, $426,000, is included in other current assets and we expensed $596,000.

        On July 1, 1999, we purchased Trojan Television Limited, a company doing business as The Auction Channel. In connection with the acquisition, we also acquired the rights to certain software technology used by The Auction Channel and a note payable by The Auction Channel to some of its shareholders. The purchase price for The Auction Channel is as follows:

                        Value of stock issued......... $ 3,578,000
                        Value of warrants issued......   1,024,000
                        Net liabilities assumed.......   1,925,000
                        Cash acquired.................     (14,000)
                        Cash payments.................     107,000
                                                        -----------
                        Total acquisition............. $ 6,620,000
                                                        ===========

        The purchase price is attributable to the acquired assets as follows:

                        Goodwill...................... $ 5,835,000
                        Software technology...........     160,000
                        Customer database.............      96,000
                        Note receivable...............     529,000
                                                        -----------
                        Purchase price................ $ 6,620,000
                                                        ===========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a production and development studio producing digital entertainment for distribution over the Internet and on CD-ROM and DVD. In July 1996, the Company incorporated in the State of Delaware and, in August 1996, issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia"). Historically, BII Australia developed, produced and marketed interactive multimedia titles for the education and entertainment markets. BII Australia has one subsidiary, Sega Australia New Development ("SAND"), which the Company acquired in September 1996. SAND owns the rights to proprietary software tools, which are designed to allow the Company to both develop a new genre of digital entertainment products, and to cost effectively, produce ancillary products. Trojan Television Limited ("Trojan" or "The Auction Channel"), which the Company purchased in July 1999 (refer to Note 2 and Note 6), offers Internet- and television-based auction services. Trojan is a London-based company, which has been transferred to the Company's subsidiary, The Auctionchannel, Inc., and operates from offices located in New York. The Company operates principally in the computer software industry and the auction business.

2.      SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of Brilliant and its wholly owned subsidiaries after intercompany balances and transactions have been eliminated.

DISCONTINUED OPERATIONS

        The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

        Net liabilities of discontinued operations at December 31, 2000 consist of:

                                                        FOR THE YEAR ENDED
                                                        DECEMBER 31, 2000
                                                        -------------------

        Cash.....................................       $     64,000
        Account receivable.......................            105,000
        Other current assets.....................             73,000
        Property and equipment, net..............             52,000
                                                        ------------------

        Total assets.............................            294,000
                                                        ------------------

        Accounts payable.........................            648,000
        Accrued expenses.........................            517,000
                                                        ------------------

        Total liabilities........................          1,165,000
                                                        ------------------

        Net liabilities of discontinued
          operations.............................       $    871,000
                                                        ------------------

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        Operating results of this discontinued operation for the year ended December 31, 2000 are shown separately in the accompanying income statement. The income statement for the year ended December 31, 1999 has been restated to conform to the current year's presentation. The operating results of this discontinued operation for the years ended December 31, 2000 and 1999 consist of:

                                                      YEAR ENDED          YEAR ENDED
                                                   DECEMBER 31, 1999   DECEMBER 31, 2000
                                                   -----------------   -----------------
        Net sales................................   $      175,000      $     280,000
        Gross profit (loss)......................           38,000           (273,000)
        Loss from operations.....................       (1,540,000)       (12,708,000)
        Net loss.................................   $   (1,540,000)     $ (12,708,000)


REVENUE RECOGNITION

        SOFTWARE SALES: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. Revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer and the other criteria of AICPA Statement of Position 97-2 are met. Additional revenue, related to the percentage of sales, is recognized upon notification by the distributor that a royalty has been earned by the Company. Software sales resulting from the Company selling completed software products are recognized upon the shipment of the product. It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized and for bad debts. AUCTION CHANNEL REVENUES: The Company recognizes The Auction Channel revenues on delivery of services and on the airing of television broadcasts.

        DISTRIBUTION FEES: The Company receives revenue from the sale or licensing of its software tools, including the granting of exclusive distribution rights in specified territories. For such distribution agreements, which cover a period of time, are exclusive for a geographic territory and exceed one year in term, the Company recognizes revenue on a straight-line basis over the life of the agreement.

        DEVELOPMENT FEES: The Company receives development fees in exchange for the development of animated content for distribution on the Internet and CD-ROM products pursuant to agreements with customers. The development agreements generally specify certain "milestones" which must be achieved throughout the development process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. Generally, the customers will recoup the development fees from royalties paid from the revenues generated by the products or be recouped from other fees associated with the syndication of the content.

        At December 31, 2000 the Company had a provision for bad debts of $100,000.

COST OF REVENUES

        Cost of revenues consists primarily of royalties to third parties, amortization of capitalized movie software costs, and the direct costs required to reproduce and package software products.

RESEARCH AND DEVELOPMENT COSTS

        The Company incurs research and development costs relating to the development of its three dimensional authoring tools as well as traditional CD-ROM software tools, which provide the technical infrastructure for the production of MultipathTM Movies and CD-ROM titles. The Company incurred research and development costs of $3,678,000 and $3,855,000, including web development costs for the year

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

ended December 31, 1999 and the year ended December 31, 2000, respectively. The Company accounts for web development costs in accordance with the EITF 00-2, "Accounting for Web site Development Costs."

MOVIE SOFTWARE COSTS

        Movie software costs consist of the costs of development and production of digitally animated MultipathTM Movies including labor, material and production overhead.

        The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, the Company expenses all costs related to the development of both its software tools and MultipathTM Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing MultipathTM Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. The Company continues to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. MultipathTM Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for MultipathTM Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred. To the extent capitalized movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts of $501,000 and $158,000 are included in costs of revenues for the years ended December 31, 1999 and December 31, 2000, respectively.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturity of three months or less when acquired to be cash and cash equivalents.

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

FOREIGN CURRENCY TRANSLATION

        The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.5560 at December 31, 2000), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.6421 for the year ended December 31, 1999 and $0.5819 for the year ended December 31, 2000).

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        The functional currency of Trojan UK is its local currency, British pounds. Assets and liabilities of Trojan UK are translated into U.S. dollars (the reporting currency) using a current exchange rate ($1.4955 at December 31, 2000) and revenues and expenses are translated into U.S. dollars using an average exchange rate ($1.6146 for the year ended December 31, 1999 and $1.5204 for the year ended December 31, 2000).

        The effects of foreign currency translation adjustments are deferred and included as other comprehensive loss as a component of stockholders' equity, on an accumulated basis.

        Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction losses are included in the statements of operations.

NET LOSS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, effective for periods ending after December 15, 1997, revised the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in this computation when dilutive. Options and warrants representing common shares of 1,840,872 and 3,127,640 shares were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 1999 and 2000, respectively, because they were anti-dilutive.

STOCK OPTIONS

        The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company uses the intrinsic value method prescribed by APB Opinion No. 25. See Note 8 for supplemental disclosure.

CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company has investment policies that limit investments to short-term investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products. The Company performs credit evaluations and generally does not require collateral.

        The Company maintains the majority of its cash equivalents in one bank and with a brokerage house. The account at the bank is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2000, the Company had approximately $287,000 at a bank, which was in excess of the FDIC insurance limit.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

        In 2000, the Company decided to sell its subsidiary, The Auctionchannel, Inc. The Company estimated the fair value of the business held for sale based on discussions with prospective buyers and have adjusted the value, taking into consideration the selling costs. The Company reduced its carrying value of goodwill by $4,189,000 to record assets held for sale at the fair value.

3.      NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had an adverse effect on the Company's financial position, results of operations or cash flows.

        In October 2000, the Company adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no effect on the Company's financial statements.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN. 44 has not had a material adverse effect on the Company's current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

        In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

EITF 00-2 during the year ending December 31, 2000, and all amounts associated with the Web Site were expensed in accordance with EITF 00-2.

4.      RELATED PARTY TRANSACTIONS

        Mark Dyne, Brilliant's Chairman and Chief Executive Officer and Director, is a director of Monto Holdings Pty. Ltd. ("Monto"). In 1995 Monto entered into a multimedia production agreement with BII Australia and paid BII Australia for the production of completed software packages. BII Australia has arranged for publication and distribution of completed software packages and is obligated to pay to Monto 50% of the net receipts from the sale of the software packages. At December 31, 1999 the liability to Monto was $4,000. There were no transactions between Monto and BII Australia for the year ended December 31, 2000.

        In August 1999, Jason Gleave, a director of Trojan Television Limited, received a loan from the Company of $16,000 repayable on demand after February 12, 2000. Interest is charged 2% above LIBOR rate. The loan was repaid on the 30th June 2000 on the resignation of Jason Gleave from the Company.

5.      SIGNIFICANT AGREEMENTS

E-NEW MEDIA

        In February 2000, the Company entered into an agreement with e-New Media Digital Entertainment Limited ("e-New Media"), a wholly owned subsidiary of e-New Media Company. The agreement with e-New Media provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

        The Distribution Agreement stipulates that e-New Media will have Internet distribution rights to English and Asian language versions of the Company's MultipathTM Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. e-New Media has paid the Company a fee of $2,500,000 for these rights. The revenue will be recognized over a 6-year period, which commenced in the 2nd quarter of 2000. e-New Media is entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement. During the year ended December 31, 2000 the Company recognized $278,000 of this fee in revenues. The remaining balances are recorded as deferred revenue, including $417,000 in current and $1,805,000 in long term.

        The Production Joint Venture Agreement provides for the formation of a joint venture to create new content using the Company's b3d technology for distribution in the Asian territories for which e-New Media has distribution rights. These projects, developed by the joint venture, will be fully funded by e-New Media. The joint venture is owned in equal parts by e-New Media and Brilliant Digital Entertainment. As of December 31, 2000 the Company has not received any revenue from this part of the agreement.

        The Technology Licensing Agreement provides for the Company to grant to the joint venture owned equally by e-New Media and Brilliant a 5-year exclusive alpha license to the Company's b3d technology for exploitation by the joint venture in those Asian territories where e-New Media has distribution rights. e-New Media has paid the Company a fee of $2,500,000 for this license. The revenue will be recognized over a 5-year period, and commenced in the 2nd quarter of 2000. The Company is also entitled to a 10% royalty on all joint venture revenues. During the year ended December 31, 2000 the Company recognized $334,000 in deferred revenue. The remaining balances are recorded as deferred revenue, including $500,000 in current and $1,666,000 in long term. The Company has not received any royalties yet from this joint venture.

        Pursuant to the Investment Agreement, e-New Media acquired 666,667 shares of the Company's common stock at $6.00 per share, for aggregate proceeds to the Company of $4,000,000. In February, e-New

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

Media received warrants to purchase up to 307,692 shares of common stock at a price of $6.50 per share. The warrants have a term of 9 months and may be called by the Company if the common stock share price exceeds $7.80 for 20 consecutive trading days. The warrants expired in November 2000.

        On September 9, 2000 e-New Media purchased 1,130,000 shares of common stock at $4.28 per share for proceeds of $4,837,000.

DIGITAL HIP HOP

        In August 2000 the Company entered into a joint venture agreement to produce music videos for the Internet. The investment required an initial contribution of technology and $100,000 for a 50% ownership. In the current year the loss incurred reduced the investment to a zero balance. Digital Hip Hop also received from the Company's wholly-owned subsidiary, b3d, Inc., a 5-year exclusive Alpha level license to its b3d production tool suite for the production of hip hop content for non-Asian markets. Digital Hip Hop has agreed to pay b3d, Inc. a fee of $1,500,000 for this license payable in installments over the first three years of the license, $1,450,000 of which is contingent on the raising of capital by the joint venture. Digital Hip Hop has also agreed to pay b3d, Inc. a royalty of 10% of Digital Hip Hop's gross revenues.

6.      ACQUISITION OF TROJAN TELEVISION LIMITED

        On July 1, 1999, the Company acquired 1,700,000 common shares of Trojan Television Limited, which represented 85% of the 2,000,000 outstanding common shares of Trojan. The Company acquired the common shares of The Auction Channel by exercising its right to close a share purchase agreement with the majority shareholders of The Auction Channel. In addition, 19 minority shareholders holding 246,000 common shares of The Auction Channel have become parties to the share purchase agreement and have sold their shares of The Auction Channel to the Company. With the acquisition of the 246,000 shares from these minority shareholders, the Company owns 97.3% of the outstanding common shares of The Auction Channel.

        Nine additional shareholders hold the remaining 54,000 outstanding common shares of The Auction Channel. The majority shareholders have agreed to use their reasonable efforts to cause each of these additional shareholders to become a party to the share purchase agreement and sell their shares to the Company.

        The Company paid the purchase price for The Auction Channel in shares of its common stock. The final purchase price was determined based on audited financial statements of The Auction Channel. The cash value of the purchase price was $4,146,000, which was comprised of the following:

          o An exchange of 356,596 shares of the Company's common stock, having a value of $2,094,000, for 97.3% of the shares of The Auction Channel. The closing share price on the day of the acquisition, July 1, 1999, was $5.87.

          o A total of 175,000 shares of the Company's common stock and warrants to purchase up to 400,000 shares of common stock that the Company issued to a third party to settle claims of ownership of The Auction Channel and to acquire a license to computer software and hardware technology used by The Auction Channel in its business. All of the warrants are fully vested. Of the warrants, 200,000 had an exercise price of $3.50 per share and expired on December 31, 1999, and 200,000 had an exercise price of $4.00 per share and were exercised on June 2, 2000. The common stock had an estimated value of $1,028,000 and the warrants had an estimated value of $1,024,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        In addition, a total of $111,000 and 47,000 shares of common stock were paid and issued to certain shareholders of The Auction Channel to satisfy an outstanding loan and other amounts owed to these shareholders. The shares of common stock had a value of $418,000.

        Also included in the purchase price were $145,000 of legal fees incurred in connection with the acquisition which were paid with $107,000 in cash and 9,540 shares of common stock, which shares had an estimated value of $38,000.

        For purposes of valuing the shares of common stock issued or to be issued in connection with the acquisition of The Auction Channel, the Company used the closing July 1, 1999 consolidated market price of $5.88 per share. Although 9,628 shares have yet to be issued, the shares have been included in the weighted average shares outstanding, as if issued on July 1, 1999, the effective date of the acquisition. The purchase method of accounting was used to record the acquisition of The Auction Channel. A total of $5,835,000, representing the excess of acquired costs over the fair market value of Trojan's net assets, was allocated to goodwill and is being amortized over the estimated useful life of five years. A total of $160,000 was allocated to software technology and is being amortized over two years. $96,000 was allocated to customer database and is amortized over three years. The unamortized portion of goodwill, software technology, and customer database at December 31, 2000 was written-off to the net realizable value resulting in $4,189,000 impairment charge.

        The following summary of unaudited pro forma combined statement of operations data for the year ended December 31, 1999 reflects the acquisition of The Auction Channel as if the acquisition had occurred at the beginning of the year presented.

                                              FOR THE YEAR
                                           ENDED DECEMBER 31,
                                           ------------------
                                                 1999
                                           ------------------
                                              (unaudited)

          Revenues...................      $     1,092,000
          Net loss...................      $   (11,810,000)
          Net loss per share.........      $         (1.02)


        The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000. Please see Note 2.

7.      NOTES PAYABLE

        On July 17, 1998 the Company entered into a Senior Secured Promissory Note (the "Note"). The original principal amount of $103,893 plus interest at a rate of 15.18% is due in 60 equal monthly payments plus one final payment equal to 10% of the original principal amount. The capital lease is collateralized by office furniture and equipment. At December 31, 2000 the balance due was $69,566, of which $27,702 is classified as short term.

        On October 3, 2000 the Company entered into a capital lease agreement with Crocker Capital Inc. The principal amount of the lease obligation is $58,421 plus interest of $19,081 due in 36 monthly payments of $2,152. A final payment of $100 will buy out the lease obligation, which is collateralized by computer equipment used as a web server, and is located at Exodus, a third party web hosting facility. At December 31, 2000 the balance due was $68,890, of which $25,834 is classified as short term.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        Additionally, the Company has an obligation to fund a Directors and Officers insurance policy, with total premiums of $193,509 and financing charges of $7,175. The policy was renewed in November 2000 with 12 months coverage. The balance due on the policy at December 31, 2000 was $161,183, which is classified as short term.

8.      STOCKHOLDERS' EQUITY

COMMON STOCK

        The holders of Common Stock are entitled to one vote for each share held of record on all matters on which the holders of Common Stock are entitled to vote. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled, subject to the rights of holders of Preferred Stock issued by the Company, if any, to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the Common Stock.

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

        On October 29, 1999 and December 22, 1999, the Company issued two additional debentures to Roseworth Group, Ltd. in the principal amounts of $1,000,000 and $500,000, respectively. The debt was convertible at the option of the holder's at the lower of 95% of market price or $6.00 a share. The Company expensed the beneficial conversion feature of $78,000 in 1999. In connection with these loans, Roseworth was paid a fee of $45,000 and the Company issued to Roseworth 10,504 shares of Common Stock. The Company also issued to Roseworth an 18 month warrant to purchase 50,000 shares of Common Stock at $5.50 per share which was valued at $22,000 and was properly expensed. On January 12, 2000 the debentures of $1,500,000 were converted to 612,825 shares plus a commission of 3,798 shares. The warrants were exercised on March 24, 2000 for $275,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

PREFERRED STOCK

        The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2000 no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS

        In July 1998, the Company issued warrants to purchase 300,000 shares of the Company's Common Stock exercisable at $4.00 per share to a computer chip manufacturer. The warrants were issued as partial consideration for the computer chip manufacturers' obligations under a certain software development agreement, dated as of July 14, 1998, between the Company and the partner. The warrants are currently exercisable and expire in July 2001. In association with the warrants, the Company recognized $96,000 of consulting expense.

        In connection with the purchase of Trojan Television Limited, the Company issued warrants to IbidLive N.V. on July 1, 1999 for 200,000 shares at $3.50, which expired on December 31, 1999. Additionally, 200,000 warrants were issued at $4.00 with an expiration date of June 30, 2000. IbidLive N.V. exercised these warrants on June 6, 2000 for $800,000.

        On February 17, 2000 the Company issued 307,692 warrants exercisable at $6.50 per share to e-New Media as partial consideration for a licensing and distribution agreement. The warrants are being expensed over a 6 year-period and expired in November 2000. The Company recognized $68,380 expense in 2000 with the balance of the value, $423,927, recorded in Other Assets, of which $342,000 is classified as a long term asset, with the balance classified as a short term asset.

        On February 25, 2000 and on March 1, 2000, warrants, exercisable at $5.94 and $6.00 per share, were issued to two consultants for 10,000 and 30,000 shares of common stock, respectively. These warrants vested immediately upon issuance and expire on February 24, 2001 and February 28, 2002, respectively. The Company incurred $127,000 of expense in connection with the issuance.

        On May 23, 2000 the Company issued 350,076 warrants at $6.29 per share as partial consideration for an agreement with Yahoo! These warrants, valued at $1,022,222, are currently exercisable at $6.29 and expire in May 2001. The Company recognized $596,295 of warrant expense in 2000, with the remaining value of $425,927 in Other Assets, current.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        The following table summarizes warrant activity:

                                                           NUMBER
                                                         OF SHARES       OPTION PRICE
                                                         -----------    ---------------
                Outstanding at December 31, 1998.....       940,000     $ .03 -- $10.00
                Granted..............................       990,000     $3.50 -- $ 8.00
                Exercised............................       (40,000)             $ 0.03
                Forfeited............................    (1,085,000)    $3.50 -- $10.00
                -----------------------------------------------------------------------
                Outstanding at December 31, 1999.....       805,000     $4.00 -- $ 8.00
                Granted..............................       698,000     $5.94 -- $ 6.50
                Exercised............................      (250,000)    $4.00 -- $ 5.50
                Forfeited............................      (548,000)    $5.00 -- $ 8.00
                ----------------------------------------------------------------------
                Outstanding at December 31, 2000.....       705,000     $4.00 -- $ 6.50

1996 STOCK OPTION PLAN

        The Company adopted a Stock Option Plan (the "1996 Plan"), which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 3,500,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is 100,000, subject to certain adjustments to prevent dilution. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

        On December 31, 1999, 10,000 options were issued to an outside consultant, vesting immediately at a strike price of $3 15/16 per share. The Company recorded a consultant expense of $19,000 related to this transaction. The consultant exercised the options in March 2000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        The following table summarizes stock option activity:

                                                           NUMBER
                                                         OF SHARES       OPTION PRICE
                                                         -----------    ---------------
                Outstanding at December 31, 1998.....       845,000              $ 1.50
                Granted..............................       741,000     $1.50 -- $ 4.13
                Exercised............................        (6,000)    $1.50 -- $ 3.94
                Forfeited............................      (139,000)    $1.50 -- $10.00
                -----------------------------------------------------------------------
                Outstanding at December 31, 1999.....     1,441,000     $1.50 -- $ 3.94
                Granted..............................       915,000     $4.81 -- $ 7.00
                Exercised............................       (38,000)    $1.50 -- $ 3.94
                Forfeited............................      (203,000)    $1.50 -- $ 7.00
                -----------------------------------------------------------------------
                Outstanding at December 31, 2000.....     2,115,000     $1.50 -- $ 7.00
                Exercisable at December 31, 2000.....       699,000

        As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, which requires the use of an option valuation model to provide supplemental information regarding options granted after 1994. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options using the fair value method pursuant to SFAS No. 123.

        The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 75.0% and 75.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $1.66 and $2.95 per share for stock options granted in 1999 and 2000, respectively.

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

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 1999 and 2000 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                                             YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31, 1999  DECEMBER 31, 2000
                                                          -----------------  -----------------
          Net loss, as reported..........................   $(10,648,000)       $(21,916,000)
          Net loss, pro forma............................   $(11,222,000)       $(22,893,000)
          Basic and diluted loss per share, as reported..         $(0.94)             $(1.47)
          Basic and diluted loss per share, pro forma....         $(0.99)             $(1.53)

9.      INCOME TAXES

        The Company has adopted the asset and liability method of accounting for income taxes. Income tax expense shown in the statements of operations is calculated on the operating profit before tax, adjusted for items, which, due to treatment under income tax legislation, create permanent differences between accounting profit and taxable income. Deferred income taxes under FAS No. 109 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        BII Australia has NOL's of approximately $4,755,000 at December 31, 2000, which are available for offset against Australian taxable income in the future. These NOL's may be carried forward indefinitely. At December 31, 2000 the Company's U.S. parent had cumulative tax losses resulting in NOL carry forwards of approximately $30,130,000. The losses will begin to expire in the year 2011. No tax benefit has been recorded for these NOL's.

        The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2000 are as follows:

                                                           DECEMBER 31,
                                                               2000
                                                           -------------
          Deferred tax assets:

             Stock options...............................      109,000
             Warrants issued.............................      304,000
             Accruals and reserves.......................      291,000
             Deferred Revenue............................    1,756,000
             Net operating loss carry forward............   13,004,000
             Other deferred tax assets...................        1,000
                                                           -------------
             Total deferred tax assets...................   15,465,000
             Valuation allowance.........................  (15,465,000)
                                                           -------------
          Net deferred tax assets (liabilities) .........  $        --
                                                           =============

        The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $5,406,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1999        2000
                                                         ----------  ----------
     Federal income tax rate............................     34%          34%
     Foreign and U. S. tax effect attributable to
        foreign operations..............................     --           --
     Effect of net operating loss and net operating
        loss carry forward..............................    (34)         (34)
                                                         ----------  ----------
     Effective income tax rate..........................      0%          0%
                                                         ==========  ==========

10.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                        DECEMBER 31,
                                                           2000
                                                       -------------
          Computers and equipment...................     $1,716,000
          Leasehold improvements....................        193,000
          Furniture and fixtures....................        217,000
                                                       -------------
                                                          2,126,000
          Less accumulated depreciation.............     (1,638,000)
                                                       -------------
                                                         $  488,000
                                                       =============

11.     ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                        DECEMBER 31,
                                                            2000
                                                       --------------
          Employee compensation.....................      $765,000
          Licensing.................................        37,000
          Travel and entertainment..................        33,000
          Legal and professional fees...............        27,000
          Software Development......................        22,000
          Other ....................................        34,000
                                                       --------------
                                                          $918,000
                                                       ==============

        The employee compensation includes an accrual for the president and for the chief executive officer of $707,000.

12.     GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

        The Company's operations consist of the operations of BII Australia in Australia, Brilliant in the United States and The Auction Channel in the United Kingdom. The following schedule sets forth the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

revenues and long-lived assets, including those of the discontinued operations of The Auction Channel, of the Company by geographic area:

                                                 UNITED                      UNITED
                                                 STATES       AUSTRALIA     KINGDOM
                                               -----------   ------------  -----------
YEAR ENDED DECEMBER 31, 1999:
   Revenues from unaffiliated customers...        $421,000      $134,000     $175,000
   Revenues from affiliated customers.....              --            --           --
                                               ------------  ------------  -----------
   Total revenues.........................        $421,000      $134,000     $175,000
                                               ============  ============  ===========
YEAR ENDED DECEMBER 31, 2000:
   Revenues from unaffiliated customers...        $301,000      $117,000     $280,000
   Revenues from affiliated customers.....         612,000            --           --
                                               ------------  ------------  -----------
   Total revenues.........................        $913,000      $117,000     $280,000
                                               ============  ============  ===========
LONG-LIVED ASSETS AS OF:
   December 31, 2000......................        $870,000      $285,000      $52,000
                                               ============  ============  ===========

        For each of the periods shown above, the movie software costs, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia. The production costs associated with the duplication and packaging, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

        For the year ended December 31, 2000, e-New Media represented 47% of the revenues with distribution and licensing rights of $612,000. Slingshot, Inc. contributed 9% ($116,000) of the revenues, while Warner Bros. site "Entertaindom" contributed advertising revenues of 7% ($88,000). For the year ended December 31, 1999, GT Interactive and The Learning Company accounted for 30% ($94,000) and 25% ($78,000) of the software sales. A computer chip manufacturer accounted for 59% ($145,000) of the development fees and other revenues.

13.     SEGMENT INFORMATION

        The Company had two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, in the United States, together with its subsidiary BII Australia in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d Studio and b3d Studio Pro. Each segment is incorporated and maintains separate sets of books, which are combined on consolidation. As The Auction Channel is accounted for as discontinued operations, the Company believes it currently operates as one segment.

14.     COMMITMENTS AND CONTINGENCIES

        The Company has an obligation under its joint venture agreement with KISS Digital, LLC to fund 75% of the development of a MultipathTM Movie, up to $900,000. As of December 31, 2000, the Company had contributed $917,000 towards this project.

        At December 31, 2000, the Company was obligated under certain licensing agreements to make additional payments totaling $37,000 for use of certain properties and characters in development of its products through August 2003.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

        The Company has two fixed asset financing notes (Note 7) with future minimum payments as of December 31, 2000 under these leases are as follows:

                               YEAR                          AMOUNT
                           --------------                  -----------

                               2001                           $54,000
                               2002                            54,000
                               2003                            31,000
                                                           -----------
                                                             $139,000
                                                           ===========

        The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of December 31, 2000 under these leases are as follows:

                               YEAR                          AMOUNT
                           --------------                  -----------

                               2001                          $264,000
                               2002                           136,000
                               2003                            11,000
                                                           -----------
                                                             $411,000
                                                           ===========

        Rent expense was $348,000 and $728,000 for the year ended December 31, 1999 and the year ended December 31, 2000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information required by this Item 9 will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated by this reference.

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

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                       By:    /S/ ROBERT CHMIEL
                                          -----------------------------
                                              Robert Chmiel
                                       Its:   Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer) and
                                              Chief Operating Officer

                                POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark Dyne and Robert Chmiel, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                            TITLE                         DATE
- ------------------------    ------------------------------------     --------------
  /S/ MARK DYNE             Chief Executive Officer and Chairman     March 30, 2001
- ------------------------    of the Board of Directors
  Mark Dyne

  /S/ KEVIN BERMEISTER      President and Director                   March 30, 2001
- ------------------------
  Kevin Bermeister

  /S/ROBERT CHMIEL          Chief Financial Officer (Principal       March 30, 2001
- ------------------------    Financial and Accounting Officer)
  Robert Chmiel             and Chief Operating Officer

  /S/ MARK MILLER           Vice President, Operations and           March 30, 2001
- ------------------------    Production and Director
  Mark Miller

  /S/ DIANA MARANON         Director                                 March 30, 2001
- ------------------------
  Diana Maranon

  /S/ RAY MUSCI             Director                                 March 30, 2001
- ------------------------
  Ray Musci

  /S/ GARTH SALONER         Director                                 March 30, 2001
- ------------------------
  Garth Saloner

  /S/ JEFF SCHEINROCK       Director                                 March 30, 2001
- ------------------------
  Jeff Scheinrock

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

   10.1   Registrant's Second Amended and Restated 1996 Stock Option Plan.

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

   10.5 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.6 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit 10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.7 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and the Registrant. Incorporated by reference to
          Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.8 Warrant Agreement, dated November 4, 1997, between Chloe Holdings, Inc. and the Registrant. Incorporated by reference to Exhibit 10.43 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION
  -------                       -------------------
   10.9 Lease Agreement between Daiwa Real Estate Co. Ltd. and BII Australia. Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

   10.10  Warrant, dated July 16, 1998. Incorporated by reference to Exhibit
          10.2 to Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1998.

   10.11 Debenture and Warrant Purchase Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.12 4% Convertible Debenture Due April 27, 2000 of the Registrant, in the principal amount of $1,000,000, dated as of April 27, 1999. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.13 Registration Rights Agreement, dated as of April 21, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to
          Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.14 Agreement for the sale and purchase of share capital of Trojan Television Limited, dated July 1, 1999, between SF International Limited and Others and the Registrant. Incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K filed as of July 14, 1999.

   10.15 Option Agreement, dated March 11, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as amended by the First Amendment to Option Agreement, dated April 12, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as further amended the Second Amendment to Option Agreement, dated April 29, 1999, by and among the Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed as of July 14, 1999.

   10.16 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between the Registrant and IBidLive, N.V. Incorporated by reference to Exhibit 10.38 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.17 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between the Registrant and IBidLive, N.V. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.18 Securities Purchase Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.19 Registration Rights Agreement, dated as of March 29, 1999, between the Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.20 Debenture and Warrant Purchase Agreement, dated as of October 29, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on November 24, 1999, as amended.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION
  -------                       -------------------
   10.21 4% Convertible Debenture Due October 29, 2000 of the Registrant, in the principal amount of $1,000,000, dated as of October 29, 1999. Incorporated by reference to Exhibit 10.2 to Form S-3 filed on November 24, 1999, as amended.

   10.22 Warrant, dated October 29, 1999, granted to Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on November 24, 1999, as amended.

   10.23 Registration Rights Agreement, dated as of October 29, 1999, between the Registrant and Roseworth Group, Ltd. Incorporated by reference to
          Exhibit 10.5 to Form S-3 filed on November 24, 1999, as amended.

   10.24 Securities Purchase Agreement closed as of September 19, 2000, by and between Registrant and e-New Media Digital Entertainment Limited. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 27, 2000.

   10.25 Stock Purchase Agreement, dated as of January 1, 2000, between the Registrant and Continental Capital & Equity Corporation. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on April 14, 2000, as amended.

   10.26 Strategic Partner Agreement, dated as of February 17, 2000, between Registrant and e-New Media Digital Entertainment Limited. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

   10.27  Nontransferable Redeemable Warrant Agreement, dated February 28,
          2000, between Registrant and e-New Media Digital Entertainment Limited. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

   21.1 List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   23.1   Consent of PricewaterhouseCoopers LLP.

   23.2   Consent of BDO Seidman LLP.

   24.1   Power of Attorney (included on signature page).