Form 10KSB/A
period 2000-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-04-30
CIK 1022844

===============================================================================


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

                         Commission file number 0-22250

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 (Name of Small Business Issuer In Its Charter)

           DELAWARE                                             95-4592204
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

                    6355 TOPANGA CANYON BOULEVARD, SUITE 120
                            WOODLAND HILLS, CALIFORNIA                91367
                     (Address of Principal Executive Offices)       (Zip Code)

                                 (818) 615-1500
                (Issuer's telephone Number, Including Area Code)

        Securities registered under to Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    -------------------                                  --------------------
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

                     Yes   X                            No _____
                         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $1,310,000.

     At March 19, 2001 the aggregate market value of the voting stock held by non-affiliates of the issuer was $10,793,114.

     At March 19, 2001 the issuer had 16,044,660 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                    --     ---


===============================================================================

GENERAL

     Brilliant Digital Entertainment, Inc. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, by deleting its responses for Items 9, 10, 11 and 12 contained in its Annual Report on Form 10-KSB filed April 2, 2001 and replacing such Items as set forth in this Amendment No. 1 to Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to our directors and executive officers as of April 14, 2001.

                                                      YEAR FIRST
                                                      ELECTED OR
                                                      APPOINTED
NAME                                        AGE        DIRECTOR     POSITION
----                                        ----      -----------   --------
CLASS I DIRECTOR (1)
(term to expire in 2003)

Garth Saloner (2)........................    46          1996       Director

CLASS II DIRECTORS
(terms to expire in 2004)

Ray Musci (2)(3).........................    40          1996       Director
Jeff Scheinrock (2)(3)...................    50          1996       Director
Mark Miller..............................    41          1996       Director

CLASS III DIRECTORS (4)
(terms to expire in 2002)

Mark Dyne................................    40          1996       Chairman of the Board of Directors
                                                                         and Chief Executive Officer
Kevin Bermeister.........................    40          1996       President and Director

OTHER EXECUTIVE OFFICERS:

Ron Chaimowitz...........................    53                     Chief Executive Officer of
                                                                         The Auctionchannel, Inc.
Robert Chmiel............................    40                     Chief Operating Officer, Chief
                                                                         Financial Officer and Secretary
Anthony Neumann..........................    40                     Vice President, Business
                                                                         Development
Anthony Rose.............................    36                     Chief Technical Officer
----------------------

(1)      There currently is a vacancy in the Class I directors.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.
(4)      There currently is a vacancy in the Class III directors.

     MARK DYNE has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1996. Mr. Dyne currently is Chairman of the Board of Directors of Tag-It Pacific, Inc., a publicly traded corporation, a position he has held since September 1997. He is a founder and director of Ozisoft Pty Ltd., a leading distributor of entertainment software in both Australia and New Zealand. He is also a director of

Monto Holdings Pty., Ltd., a private investment company. From November 1998 to March 2000, Mr. Dyne served as Chairman and Chief Executive Officer of Sega Gaming Technology Inc., a Las Vegas based gaming company. From October 1998 to December 1999, Mr. Dyne also served as Chairman of Virgin Interactive Entertainment Ltd., a distributor of computer software programs and video games that is based in London, England. Mr. Dyne was a founder of Packard Bell NEC Australia Pty. Ltd., a manufacturer and distributor of personal computers through the Australian mass merchant channel.

     KEVIN BERMEISTER has served as President of the Company since October 1996 and as a Director since August 1996. Mr. Bermeister is a director of Sega Ozisoft Pty. Ltd. and previously served as its Co-Chief Executive Officer. Mr. Bermeister is a founder of Sega Ozisoft which commenced business in 1982. Mr. Bermeister also is a director of Packard Bell NEC Australia Pty. Ltd., Jacfun Pty. Ltd. and Tag-It Pacific, Inc. Jacfun owns the Darling Harbour property occupied by the Sega World indoor theme park in Sydney, Australia. Mr. Bermeister has served on numerous advisory boards, including Virgin Interactive Entertainment Ltd.

     GARTH SALONER has served as a Director of the Company since October 1996. Mr. Saloner is the Jeffrey S. Skoll Professor of Electronic Commerce, Strategic Management and Economics at the Graduate School of Business at Stanford University, which he joined in 1990. He also has served as Associate Dean for Academic Affairs and Director of Research and Course Development there. From 1982 to 1990, Mr. Saloner taught as a professor at the Massachusetts Institute of Technology. Mr. Saloner also is a director and a member of the audit and compensation committees of Quick Response Services, Inc., a corporation that provides electronic data interchange services in the retail market; a director of Synthean, Inc, a provider of enterprise software; and a director and a member of the compensation and audit committees of NextStage Entertainment, a corporation involved in the construction and management of live entertainment theatres. He also serves on the advisory boards of Voxeo, an Internet telephony company, and eOne Global, an electronic payments infrastructure company.

     RAY MUSCI has served as a Director of the Company since October 1996. From October 1999, Mr. Musci has served as the President and Chief Executive Officer of Bay Area Multimedia, a company that develops, publishes and distributes entertainment software products and video games. From May 1990 to July 1999, Mr. Musci served as the President, Chief Executive Officer and as a Director of Infogrames Entertainment, Inc. (formerly Ocean of America, Inc.), a company that develops, publishes and distributes software products. From September 1994 to July 1996, Mr. Musci served as a director of Ocean International, Ltd., the holding company of Ocean of America, Inc. and Ocean Software, Ltd. From August 1985 to March 1990, Mr. Musci was Executive Vice President/General Manager of Data East USA, Inc., a subsidiary of Data East Corp., a Japanese company, where he established a consumer division to develop, manufacture, market and distribute consumer video games, entertainment software and coin-operated video arcade games and pinball machines.

     JEFF SCHEINROCK has served as a Director of the Company since October 1996. Since September 1999, Mr. Scheinrock has been Chief Executive Officer, President and Chief Financial Officer of Tornado Development, Inc., a unified messaging company. Mr. Scheinrock also has served as Chief Executive Officer of Scheinrock Advisory Group, Inc. since May 1997. From July 1, 1996 until May 2, 1997, Mr. Scheinrock served as Vice Chairman, Chief Financial Officer and Assistant Secretary of Kistler Aerospace Corporation, a company involved in the development, marketing and manufacture of reusable satellite launch vehicles. From March 1, 1989 to July 1, 1996, Mr. Scheinrock was the Vice Chairman of Finance and Strategic Planning of Packard Bell NEC. Mr. Scheinrock is a director of SRS Labs, Inc., a corporation listed on the Nasdaq Stock Market's National Market. Mr. Scheinrock also is a director of various other private companies.

     MARK MILLER has served as a Director of the Company since August 1996. Since September, 2000, Mr. Miller has served as a consultant to the Company on a part time basis and as an investment advisor and financial planner. From October, 1996 to August, 2000, Mr. Miller served as Vice President, Production and Operations, of the Company. Mr. Miller also served as Managing Director of the Company's Australian subsidiary, Brilliant Interactive Ideas Pty. Ltd. ("BII Australia"), from March 1994 to August 2000. Mr. Miller served as President and Chief Financial Officer of the Company from August 1996 through September 1996. He is also the joint Managing Director of e-Brilliant Pte. Limited - a Singapore based animation studio that is a joint venture between Brilliant Digital Entertainment and Enewmedia a Hong Kong listed public company. Mr Miller is a chartered accountant and has extensive experience in the development of large software applications, project management, people management and team building and conflict resolution.

     RON CHAIMOWITZ has served as Chief Executive Officer of the Company's subsidiary, The Auctionchannel, Inc., since October 1999. Mr. Chaimowitz has been an entertainment and media entrepreneur for more than 20 years. Most recently, Mr. Chaimowitz served as President and Chief Executive Officer of GT Interactive Software, a public interactive entertainment software company that he co-founded in 1993. From December 1990 to December 1992, Mr. Chaimowitz was President of Entertainment Consultants, a management consultant firm to the entertainment industry. Prior thereto, Mr. Chaimowitz served as Executive Vice President of GTHV, and served in various capacities with CBS for thirteen years, where he launched three separate divisions in CBS' music and broadcast groups.

     ROBERT CHMIEL has served as Chief Operating Officer, Chief Financial Officer and Secretary of the Company since December 2000. From September 2000 through December 2000, Mr. Chmiel served as a consultant to multiple start-up companies. From April 1999 through April 2000, Mr. Chmiel served as President and Chief Operating Officer at Phase2Media, Inc. From November 1998 through April 1999, Mr. Chmiel served as the Chief Operating Officer at Enhanced Services, Inc. From May 1998 through September 1998, Mr. Chmiel served as the Chief Financial Officer at BarnesandNoble.com. From September 1995 through May 1998, Mr. Chmiel served as the Vice President of Finance and Operation at Disney Online. From February 1992 through September 1995, Mr. Chmiel served as the General Manager and Director of Finance at Disney Magazine Publishing.

     ANTHONY NEUMANN has served as Vice President, Business Development since 2000. Mr. Neumann served as Director, Business Development of the Company from 1996 through 2000. Mr. Neumann has been involved in the multimedia entertainment industry since 1992. Prior to 1992, Mr. Neumann worked as a financial consultant at Merrill Lynch.

     ANTHONY ROSE has served as Chief Technical Officer of the Company since its inception in 1995, and has been responsible for overseeing the Company's software development team and technology direction. Prior to joining the Company, Mr. Rose was director of A.R. Technology Pty. Ltd. ("A.R. Technology"), an Australian electronics company he founded in 1988. A.R. Technology designs and manufactures digital electronics hardware and software. Past projects include computer designs for Apple, Epson, and Panasonic; telecommunications circuits for Telstra Australia; and custom data loggers for government labs. Mr. Rose holds several international patents relating to anti-virus hardware circuits for personal computers.

BOARD COMMITTEES

     The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Musci, Saloner and Scheinrock. The Audit Committee recommends the engagement of the Company's independent public accountants, reviews the scope of the audit to be conducted by such independent public accountants. The Audit Committee also meets with the independent public accountants and the Chief Financial Officer of the Company to review matters relating to the Company's financial statements, the Company's accounting principles and its system of internal accounting controls, and the committee reports its recommendations as to the approval of the financial statements of the Company to the Board of Directors. Four meetings of the Audit Committee were held during fiscal 2000.

     The Compensation Committee currently consists of Messrs. Musci and Scheinrock. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering the Company's stock option and executive incentive compensation plans. The Compensation Committee acted five times by unanimous written consent during fiscal 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended December 31, 2000, all the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the exception of Jeff Scheinrock. Mr. Scheinrock did not report on a Form 4 his exercise of a stock option and subsequent sale of a portion of the securities underlying that stock option.

Mr. Scheinrock did not report the transfer of a portion of a stock option pursuant to a divorce settlement. Mr. Scheinrock did report both transactions on a Form 5 filed with the SEC on February 14, 2000.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to our Chief Executive Officer and as to each of the other five most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                                         ----------------------   -----------------------------
                                                                                  NUMBER OF
                                                                      OTHER       SECURITIES
                                      FISCAL                          ANNUAL      UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION (1)     YEAR ENDED           SALARY    COMPENSATION   OPTIONS(2)       COMPENSATION
-------------------------------  -----------------      ---------  ------------   -----------      ------------
Mark Dyne.....................   December 31, 2000      $ 225,000       --          100,000             --
   Chief Executive Officer       December 31, 1999      $ 225,000       --           80,000             --
                                 December 31, 1998      $ 225,000       --          100,000 (3)         --

Kevin Bermeister..............   December 31, 2000      $ 225,000       --          100,000             --
   President                     December 31, 1999      $ 225,000       --           80,000             --
                                 December 31, 1998      $ 225,000       --          100,000 (3)         --

Ron Chaimowitz................   December 31, 2000      $ 200,000       --            --                --
   Chief Executive Officer of    December 31, 1999      $  63,000       --          250,000             --
    The Auction Channel, Inc.    December 31, 1998         --           --                              --

Anthony Neumann...............   December 31, 2000      $ 150,000       --           20,000             --
   Vice President, Business      December 31, 1999      $ 104,700       --           30,000             --
    Development                  December 31, 1998      $ 126,700       --           40,000 (4)         --

Michael Ozen (5)                 December 31, 2000      $ 144,000       --           15,000          $ 37,000 (6)
   Chief Financial Officer and   December 31, 1999      $ 165,000       --           50,000             --
    Secretary                    December 31, 1998      $ 165,000       --           50,000 (7)         --

Anthony Rose..................   December 31, 2000      $ 139,000       --           20,000             --
   Chief Technical Officer       December 31, 1999      $ 139,000       --           35,000             --
                                 December 31, 1998      $ 107,000       --           50,000 (7)         --
----------------------

(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2) In October 1998, all of the Company's then outstanding stock options were repriced under the Company's option repricing program. Under the program, options to purchase a total of 747,000 shares of Common Stock were exchanged by the holders thereof for repriced stock options to purchase the same number of shares at a lower exercise price.
(3) These options, which were initially granted in March 1998, were repriced in October 1998 under the Company's option repricing program.
(4) Consists of options to purchase 20,000 shares and 20,000 shares of Common Stock granted in January 1997 and April 1998, respectively, all of which were repriced in October 1998 under the Company's option repricing program.
(5) Mr. Ozen resigned as Chief Financial Officer and Secretary of the Company effective as of November 15, 2000.
(6) Includes $31,000 paid to Mr. Ozen for accrued vacation time and $6,000 of other miscellaneous expenses in connection with Mr. Ozen's resignation from the Company.




(7) Consists of options to purchase 30,000 shares and 20,000 shares of Common Stock granted in October 1996 and March 1998, respectively, all of which were repriced in October 1998 under the Company's option repricing program.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2000 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                  PERCENT OF
                                                                     TOTAL
                                                 NUMBER OF          OPTIONS
                                                 SECURITIES       GRANTED TO
                                                 UNDERLYING      EMPLOYEES IN
                                                   OPTION           FISCAL        EXERCISE OR        EXPIRATION
NAME                                             GRANTED(1)         YEAR(2)       BASE PRICE(3)         DATE
----                                             ----------      -------------    -------------      ----------
Mark Dyne.................................        100,000              20.4%         $ 5.938           2/27/10

Kevin Bermeister..........................        100,000              20.4%         $ 5.938           2/27/10

Ron Chaimowitz............................           --                  --             --                --

Michael Ozen..............................         15,000               3.1%         $ 5.938           2/27/10

Anthony Neumann...........................         20,000               4.1%         $ 5.938           2/27/10

Anthony Rose..............................         20,000               4.1%         $ 5.938           2/27/10

------------------------

(1) All of the options vest and become exercisable as follows: 25% vest on each of January 1, 2001, 2002, 2003 and 2004.
(2) Options covering an aggregate of 489,500 shares of Common Stock were granted to employees during the fiscal year ended December 31, 2000.
(3) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.


STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the American Stock Exchange on December 29, 2000 ($0.688 per share). No stock options were exercised by any Named Executive Officer during fiscal 2000.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                                       OPTIONS AT                      IN-THE-MONEY OPTIONS AT
NAME                                               DECEMBER 31, 2000                    DECEMBER 31, 2000 (1)
----                                          ----------------------------         ------------------------------
                                              EXERCISABLE    UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
                                              -----------    -------------         -----------      -------------
Mark Dyne..............................          70,000         210,000                --                --
Kevin Bermeister.......................          70,000         210,000                --                --
Ron Chaimowitz.........................          62,500         187,500                --                --
Michael Ozen...........................          52,500          62,500                --                --
Anthony Neumann........................          37,500          52,500                --                --
Anthony Rose...........................          48,750          56,250                --                --
------------




(1) Based on a closing price of $0.688 per share of Common Stock on December 29, 2000, none of the 892,500 shares underlying options held by the Named Executive Officers were in-the-money at fiscal year end.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     Effective January 1, 2001, the Company entered into a two year employment agreement with Kevin Bermeister pursuant to which Mr. Bermeister serves as the President and a member of the Board of Directors of the Company. The agreement provides for payment to Mr. Bermeister of an initial base salary of $250,000 per year, and for mandatory adjustments to the base salary each January 1st in proportion to any increase in the Consumer Price Index-U.S. City Average over the prior year. The agreement also provides for payment to Mr. Bermeister of a bonus of 3% of the Company's EBITDA. Mr. Bermeister received an option to purchase an aggregate of 250,000 shares of common stock of the Company, 100,000 of the shares underlying the option will vest on January 1, 2002, and 12,500 of the shares underlying the option will vest at the end of each month thereafter until fully vested. In the event of a change in control of the Company, Mr. Bermeister's previously granted options and options granted under the agreement shall immediately accelerate and vest entirely. Mr. Bermeister's employment is terminable by the Company at will upon 120 days prior written notice. Mr. Bermeister may terminate his employment with the Company at will upon 120 days prior written notice. In the event the Company terminates Mr. Bermeister's employment without cause, Mr. Bermeister terminates his employment for good reason or Mr. Bermeister's employment is terminated as a result of death or disability, Mr. Bermeister is entitled to a severance of a lump-sum amount equal to the greater of (1) the sum of 12 months current monthly base salary; or (2) the sum of (i) the monthly portion of the current base salary times (ii) the number of months remaining until January 1, 2003. In addition, all options granted to Mr. Bermeister shall become fully vested and all restrictions regarding restricted stock shall be removed upon termination.

     Effective December 18, 2000, the Company entered into a two year employment agreement with Robert Chmiel pursuant to which Mr. Chmiel serves as the Chief Operating Officer and Chief Financial Officer of the Company. The agreement provides for payment to Mr. Chmiel of an initial base salary of $220,000 per year. Mr. Chmiel's base salary may be increased at the discretion of the management of the Company at such times as the management reviews Mr. Chmiel's performance. The agreement also provides for payment to Mr. Chmiel of a discretionary bonus based upon the attainment of certain levels of achievement regarding the revenue growth of the Company. Mr. Chmiel received options to purchase an aggregate of 100,000 shares of common stock of the Company which vest in four equal annual installments. In the event of a change in control of the Company, Mr. Chmiel's previously granted options and options granted under the agreement shall immediately accelerate and vest entirely. Mr. Chmiel's employment is terminable by the Company at will. After Mr. Chmiel has been employed with the Company for 180 days, and in the event the Company wishes to terminate Mr. Chmiel's employment, the Company shall provide Mr. Chmiel with 180 days written notice of termination. After Mr. Chmiel has been employed by the Company for 180 days, and in the event the Company terminates Mr. Chmiel's employment without cause, Mr. Chmiel is entitled to a severance of 180 days.

     Effective October 27, 1999, the Company's subsidiary, The Auctionchannel, Inc., entered into a three year employment agreement with Ronald Chaimowitz pursuant to which Mr. Chaimowitz serves as the Chief Executive Officer of The Auction Channel. The agreement provides for payment to Mr. Chaimowitz of an initial base salary of $200,000 per year, and for mandatory adjustments to the base salary each January 1 in proportion to any increase in the Consumer Price Index over the prior year. The agreement also provides for payment to Mr. Chaimowitz of a bonus of up to 100% of his base salary, determined at the discretion of The Auction Channel's Board of Directors, upon Mr. Chaimowitz achieving certain operational and financial targets agreed upon by Mr. Chaimowitz and the board at the beginning of each year during the term of the agreement. Mr. Chaimowitz also received options to purchase an aggregate of 250,000 shares of Common Stock of the Company which vest in four equal annual installments, and options to purchase an aggregate of 3,333,440 shares of Common Stock of The Auction Channel which vest in eight semi-annual installments. Mr. Chaimowitz's employment is terminable by The Auction Channel at will upon 30 days' prior written notice. In the event The Auction Channel terminates Mr. Chaimowitz's employment without cause, or if Mr. Chaimowitz terminates his employment for good reason, Mr. Chaimowitz is entitled to a lump sum severance payment equal to the greater of (i) the sum of 12 months' current base salary, or (ii) the sum of the current monthly base salary for each month during the remaining term of the agreement. Mr. Chaimowitz is also entitled to receive three months' base salary if he voluntarily terminates his employment.

STOCK OPTION PLAN

     The Company adopted the Brilliant Digital Entertainment, Inc. 1996 Stock Option Plan (the "1996 Plan") in September 1996. The purpose of the 1996 Plan is to attract, retain and motivate certain key employees of the Company and its subsidiaries by giving them incentives which are linked directly to increases in the value of the Common Stock of the Company. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 3,500,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan.

     The 1996 Plan authorizes its administrator to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of (1) shares of Common Stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock, or (3) any other security or benefit with a value derived from the value of the Common Stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 1996 Plan currently is administered by the Compensation Committee of the Board of Directors of the Company. Subject to the provisions of the 1996 Plan, the Compensation Committee will have full and final authority to select the executives and other employees to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. The maximum number of shares of Common Stock with respect to which awards may be granted under the 1996 Plan to any executive or employee during any fiscal year is 100,000, subject to adjustment to prevent dilution.

     As of December 31, 2000, 1,385,000 shares of Common Stock remained available for grant of awards to eligible participants under the 1996 Plan Stock Option Plan

COMPENSATION OF DIRECTORS

     Nonemployee directors of the Company currently are paid $1,500 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors or at any meeting of a committee of the Board of Directors. Nonemployee directors also received options to purchase 20,000 shares of Common Stock in fiscal 2000. Directors also are reimbursed for their reasonable travel expenses incurred in attending Board or committee meetings.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 14, 2001 certain information relating to the ownership of the Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Brilliant Digital Entertainment, Inc., 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                          NUMBER OF SHARES OF
                                                             COMMON STOCK
                                                         BENEFICIALLY OWNED (1)
                                                         ----------------------
NAME AND ADDRESS                                            NUMBER      PERCENT
----------------                                         ------------   -------
e-New Media..........................................       1,796,667    11.0 %
   27/F Sunshine Plaza
   353 Lockhart Road
   Wanchai, Hong Kong
Kevin Bermeister (2).................................       1,367,349     8.4
Mark Dyne (2)........................................       1,364,749     8.4
Reefknot Limited (3).................................       1,200,118     7.5
   One Stokes Place
   St. Stephens Green
   Dublin 2
   Republic of Ireland
Harris Toibb.........................................       1,151,540     7.2
   6355 Topanga Canyon Boulevard
   Woodland Hills, California 91367
Sega Enterprises Limited.............................         780,001     4.9
   2-12 Haneda 1-Chome
   Ohta-Ku, Tokyo 144
   Japan
Ron Chaimowitz (4)...................................         125,000       *
Mark Miller (5)......................................         101,263       *
Anthony Rose (6).....................................          87,500       *
Anthony Neumann (7)..................................          85,000       *
Michael Ozen (8).....................................          73,750       *
Ray Musci (9)........................................          51,250       *
Garth Saloner (9)....................................          51,250       *
Jeff Scheinrock (10).................................          26,250       *
Directors and executive officers
As a group (11 persons) (11).........................       2,928,361    17.4 %
------------------------------

*     Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 14, 2001.




(2) Includes (i) 430,000 shares of common stock held by a general partnership, of which Messrs. Bermeister and Dyne are general partners, and (ii) 140,000 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(3) The Company believes that Nicholas Landor, a director of Reefknot Limited, has the authority to vote and dispose of the shares of common stock held by Reefknot Limited.
(4) Consists of 125,000 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(5) Consists of (i) 13 shares of common stock held by Pacific Interactive Education Pty. Limited, (ii) 70,000 shares of common stock held by the Mark Miller Family Trust, of which Pacific Interactive Pty. Limited is trustee, and (iii) 31,250 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001. Mark Miller and his wife are the sole stockholders of Pacific Interactive Education Pty. Limited and Pacific Interactive Pty. Limited.
(6) Consists of (i) 20,000 shares of common stock held by HiTech Corporation Limited over which Mr. Rose has exclusive voting and investment power, and
     (ii) 67,500 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(7) Consists of (i) 25,000 shares of common stock held by Neumann Family Trust, and (ii) 55,000 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(8) Consists of 73,750 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(9) Consists of 51,250 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(10) Consists of 26,250 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.
(11) Includes 786,250 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 13, 2001.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain of the Company's directors and officers, including Mark Dyne and Kevin Bermeister, are also directors or officers of potential competitors and/or strategic partners of the Company. These relationships may give rise to conflicts of interest between the Company, on the one hand, and one or more of the directors, officers, and/or their affiliates, on the other hand. The Company's Certificate of Incorporation provides that Mark Dyne and Kevin Bermeister are required to present to the Company any corporate opportunities for the development of any type of interactive digital entertainment with the exception of opportunities for participation in the development by others of interactive digital entertainment where publishing and/or distribution rights for the product to be developed are offered to Messrs. Dyne and/or Bermeister solely for Australia, New Zealand and/or Southern Africa.

     Brilliant Interactive Ideas Pty. Ltd. ("BII Australia") purchases computer hardware and software products from Pacific Interactive Education Pty. Limited ("PIE"), a company owned and controlled by Mark Miller. For fiscal 1999, BII Australia purchased approximately $107,000 of computer hardware and software products from PIE. BII Australia made no such purchases in fiscal 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                               /S/ ROBERT CHMIEL
                                          -------------------------------------
                                          By:  Robert Chmiel
                                          Its: Chief Operating Officer, Chief
                                               Financial Officer
                                               and Secretary


                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                              TITLE                                DATE
-----------------------       -----------------------------------------      --------------
          *                                                                  April 27, 2001
-----------------------       Chief Executive Officer and Chairman
      Mark Dyne                 of the Board of Directors

          *                                                                  April 27, 2001
-----------------------       President and Director
   Kevin Bermeister

   /S/ ROBERT CHMIEL                                                         April 27, 2001
-----------------------       Chief Operating Officer, Chief Financial
    Robert Chmiel             Officer and Secretary

          *                                                                  April 27, 2001
-----------------------       Director
      Ray Musci

          *                                                                  April 27,2001
-----------------------       Director
    Garth Saloner

          *                                                                  April 27, 2001
-----------------------       Director
   Jeff Scheinrock

*     By:      /S/ ROBERT CHMIEL
           -------------------------------
               Robert Chmiel,
              Attorney-In-Fact