Form 10QSB
period 2001-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-05-14
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Yes X    No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 16,044,660 shares issued and outstanding as of May 1, 2001.

     Transitional Small Business Disclosure Format (check one): Yes__ No X

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX

                                                                           PAGE

PART I   FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements.................................................3

         Condensed Consolidated Balance Sheet as of March 31, 2001............3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2001 and March 31, 2000.................4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2001 and March 31, 2000.................5

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

PART II  OTHER INFORMATION...................................................23

Item 2.  Changes in Securities and Use of Proceeds...........................23

Item 6.  Exhibits and Reports on Form 8-K....................................23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                     MARCH 31,
                                                                       2001
                                                                   ------------
ASSETS                                                              (unaudited)
Current assets:
    Cash and cash equivalents....................................  $     1,074
    Accounts receivable, net.....................................          498
    Other assets, net............................................          404
                                                                   ------------
Total current assets.............................................        1,976
Property, plant and equipment, net...............................          364
Other assets, net................................................          611
                                                                   ------------
Total assets.....................................................  $     2,951
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................  $       193
    Accrued expenses.............................................          968
    Deferred revenue.............................................          917
    Net liabilities of discontinued operations...................          623
    Current portion of notes payable.............................          153
                                                                   ------------
Total current liabilities........................................        2,854
Deferred revenue.................................................        3,243
Notes payable, less current portion..............................           72
Other long term liabilities......................................           50
                                                                   ------------
Total liabilities................................................        6,219
Commitments and contingencies
Stockholders' deficit:
    Common stock.................................................           16
    Additional paid-in capital...................................       47,328
    Accumulated deficit..........................................      (50,384)
    Cumulative other comprehensive loss..........................         (228)
                                                                   ------------
Total stockholders' deficit......................................       (3,268)
                                                                   ------------
Total liabilities and stockholders' deficit......................  $     2,951
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                  --------------------------
                                                                       2001         2000
                                                                  ------------  ------------
                                                                   (unaudited)   (unaudited)
Revenues........................................................  $      390     $     187

Costs and expenses:
     Costs of revenues..........................................          33           136
     Sales and marketing........................................         297           115
     General and administrative.................................       1,007           923
     Research and development...................................         678           962
     Depreciation and amortization..............................         120            71
                                                                  -----------    ----------
                                                                       2,135         2,207
                                                                  -----------    ----------
Loss from operations............................................      (1,745)       (2,020)
Other income (expense):
     Export market development grant............................          33            --
     Debenture expense..........................................          --           (30)
     Gain on foreign exchange...................................          23             7
     Interest income (expense), net.............................          14            47
                                                                  -----------    ----------
     Total other income (expense)...............................          70            24
                                                                  -----------    ----------
Loss from continuing operations.................................      (1,675)       (1,996)
Loss from discontinued operations...............................        (460)       (2,221)
                                                                  -----------    ----------
Net loss before income taxes....................................      (2,135)       (4,217)
Provision for income taxes......................................          --            --
                                                                  -----------    ----------
Net loss........................................................      (2,135)       (4,217)

Foreign currency translation adjustment (net of tax effects)....         (62)           84
                                                                  -----------    ----------
Comprehensive loss..............................................  $   (2,197)    $  (4,133)
                                                                  ===========    ==========
Basic and diluted continuing operations loss per share..........  $    (0.10)    $   (0.15)
                                                                  ===========    ==========
Basic and diluted for discontinued operations per share.........  $    (0.03)    $   (0.16)
                                                                  ===========    ==========
Basic and diluted net loss per share............................  $    (0.13)    $   (0.31)
                                                                  ===========    ==========
Weighted average number of shares used in computing
     basic and diluted net loss per share.......................      16,054        13,751
                                                                  ===========    ==========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      ----------------------
                                                                          2001       2000
                                                                      ----------- ----------
                                                                      (unaudited) (unaudited)
OPERATING ACTIVITIES
Net loss............................................................  $  (2,135)  $  (4,217)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
      Depreciation and other amortization...........................        478         266
      Loss from discontinued operations.............................        460       2,221
      Amortization of movie software costs..........................         --          95
      Loss (gain) on foreign exchange...............................         25          (1)
      Effect of warrants granted....................................        298           6
      Changes in operating assets and liabilities:
         Accounts receivable........................................       (138)     (2,416)
         Other assets...............................................       (229)     (1,027)
         Accounts payable and accruals..............................       (219)        722
         Deferred revenue...........................................       (229)      2,477
         Other long-term liabilities................................        (60)          6
                                                                      ----------  ----------
Total adjustments...................................................        386       2,349
                                                                      ----------  ----------
Net cash used in continuing activities..............................     (1,749)     (1,868)
Net cash used in discontinued operations............................       (490)     (1,893)
                                                                      ----------  ----------
Net cash used in operating activities...............................     (2,239)     (3,761)

INVESTING ACTIVITIES
Purchases of equipment..............................................        (12)       (335)
                                                                      ----------  ----------
Net cash used in continuing operations for investing................        (12)       (335)
Net cash used in discontinued activities for investing..............         --        (124)
                                                                      ----------  ----------
Net cash used in investing activities...............................        (12)       (459)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs......................         --       6,530
Proceeds from e-New Media for licensing rights......................         --       2,500
Repayments of notes.................................................        (14)        (98)
                                                                      ----------  ----------
Net cash provided by financing activities...........................        (14)      8,932
                                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................     (2,265)      4,712

Translation adjustments.............................................        (62)        118
Cash and cash equivalents at beginning of period....................      3,401       2,506
                                                                      ----------  ----------
Cash and cash equivalents at end of period..........................  $   1,074   $   7,336
                                                                      ==========  ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest.........................................................      $   4     $    16
                                                                      ==========  ==========

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

        We issued warrants and stock options to purchase 50,000 and 10,000 shares of our common stock, respectively, on March 16, 2001 in connection with two consulting agreements and incurred $22,000 in expenses.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2000.

2.       STOCKHOLDERS' EQUITY

         Options and warrants representing common shares of 3,062,439 and 3,384,140 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 2000 and 2001, respectively, because they were anti-dilutive.

3.       COMMITMENTS AND CONTINGENCIES

         At March 31, 2001, we were obligated under certain licensing agreements to make minimum payments totaling $37,000 for use of certain properties and characters in development of our products.

         The Company has two fixed asset financing notes with future minimum payments as of March 31, 2001 as follows:

                            YEAR                    AMOUNT
                      -----------------         -------------
                            2001                     $40,000
                            2002                      54,000
                            2003                      31,000
                                                -------------
                                                    $125,000
                                                =============

         The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of March 31, 2001 under these leases are as follows:

                         YEAR                       AMOUNT
                      -----------------         -------------
                            2001                    $284,000
                            2002                     255,000
                            2003                      51,000
                                                -------------
                                                    $590,000
                                                =============

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


         Rent expense was $143,000 and $99,000 for the three months ended March 31, 2000 and the three months ended March 31, 2001, respectively.

4.       GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The Company's operations consist of the operations of Brilliant Interactive Ideas Pty. Ltd. in Australia, Brilliant Digital Entertainment in the United States and The Auction Channel in the United States and the United Kingdom. The following schedule sets forth the revenues and long-lived assets, including those of the discontinued operations of The Auction Channel, by geographic area:

                                                          UNITED                    UNITED
                                                          STATES       AUSTRALIA    KINGDOM
                                                         ---------    -----------  ---------
THREE MONTHS  ENDED MARCH 31, 2000 :
   Revenues from unaffiliated customers............       $174,000       $13,000    $56,000
   Revenues from affiliated customers..............             --            --         --
                                                         ----------   -----------  ---------
   Total revenues..................................       $174,000       $13,000    $56,000
                                                         ==========   ===========  =========
THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from unaffiliated customers............       $151,000       $10,000     $9,000
   Revenues from affiliated customers..............        229,000            --         --
                                                         ----------   -----------  ---------
   Total revenues..................................       $380,000       $10,000     $9,000
                                                         ==========   ===========  =========
LONG-LIVED ASSETS AS OF:
   March 31, 2001..................................       $760,000      $181,000    $82,000
                                                         ==========   ===========  =========

         For each of the periods shown above, the movie software costs, a portion of the operating expenses and most of the research and development costs were incurred and paid in Australia. The production costs associated with the duplication and packaging, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

         For the three months ended March 31, 2001, e-New Media represented 59% of the revenues with distribution and licensing rights ($229,000). Infogrames contributed 18% ($70,000) of the revenues, while Warner Bros. Online contributed advertising revenues of 12% ($46,000). For the three months ended March 31, 2000, SlingShot, Inc., GT Interactive and Entertaindom, a Time Warner website, accounted for 57% ($107,000), 17% ($32,000) and 9% ($16,000) of the revenues, respectively.

5.       SEGMENT INFORMATION

         The Company had two major lines of businesses: digital animation and live auction facilitation. Brilliant Digital Entertainment, in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd. in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution primarily over the Internet. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


Studio and b3d Studio Pro. Each segment is incorporated and maintains separate sets of books, which are combined on consolidation. As The Auction Channel is accounted for as discontinued operations, the Company believes that it currently operate as one segment.

6.       SUBSEQUENT EVENTS

         The Company has resolved to issue and sell $2,264,150 in principal amount of Secured Convertible Promissory Notes for an aggregate purchase price of $2,264,150 per agreements between the Company and the purchasers of such notes. The notes will have a term of eighteen (18) months from the date of issuance and an interest rate of 10% per annum payable at maturity. The principal amount of the notes and, at the option of the holder, all accrued interest may be converted by the holder into shares of Common Stock of the Company at a conversion price of $.706 per share, which price is the 10 day average trading price of the Company's Common Stock on AMEX over the 10 day period prior to execution of the first purchase agreement. The notes are secured by all of the assets of the Company and its two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.. At the closing, the investors will receive warrants to purchase a number of shares of Common Stock equal to 100% of the principal amount of the note acquired by the investor divided by 112.5% of the average trading price of the Company's Common Stock on the AMEX over the 10 day period prior to execution by the investor of the purchase agreement. The warrants may be exercised at any time during their three (3) year term.

         On April 30, 2001 the Company sold substantially all of the assets of The Auction Channel to Metro Channels, LLC, a division of Rainbow Media Holdings, Inc. The Auction Channel has ceased operations and some of the employees have resigned from The Auction Channel and have relocated to Metro Channels' offices. The Company's London based subsidiary, Trojan Television, Ltd., has also ceased operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         Brilliant Digital Entertainment, Inc. (AMEX: BDE) is a leading entertainment content producer, technology developer and provider of rich media b3d software tools for 3D animation on the World Wide Web. We have established a library of episodic serial content created in our proprietary format. Our rich media technologies include proprietary authoring tools used to create, author and serve content for the World Wide Web. We market the technology used to view content created using our tools by syndicating our b3d-produced content to third party web sites. The content is seamlessly associated with our Digital Projector, the technology required to playback b3d-produced content. We are commercializing the technology in various ways, including through our syndication relationships where we enable web sites to serve Brilliant Banners, a proprietary Rich Media ad format for the World Wide Web. We also license our b3d authoring tools to production studios and our Brilliant Banner advertising server technologies to the web based advertising industry. Through our subsidiary, The Auctionchannel, Inc., we also have provided services to auction houses that enabled participants to watch auction events in real time on television, and over the Internet, and to bid using their telephone or the Internet. We discontinued operations at The Auction Channel and sold substantially all of its assets on April 30, 2001.

         We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com and www.b3d.com, does not constitute part of this Form 10-QSB.

B3D SOFTWARE TOOLS

         In July 2000, we made our b3d software tools available to parties interested in participating in the beta test phase of the product. Our b3d Studio tool was made available to these participants in a downloadable version on the Internet. b3d Studio is designed to work as a plug-in with Discreet's 3D Studio Max and an Alias|Wavefront Maya animation software version is in development. Final release versions of b3d Studio and b3d Studio Pro were made available at the end of the first quarter of 2001. These tools will provide individual artists, animators and studios with the capability to create their own multipath movies and b3d content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of b3d content to enrich the consumer web experience. Animation content generated using our b3d software tools can be of any type. The tools are not limited to the production of entertainment content. The tools can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. In addition, we intend to have a compatible version of the b3d Digital Projector completed for the Apple Macintosh in the second quarter of 2001, followed by a Sony Playsation2 version. This will further broaden the market for the b3d software tools.

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

CONTENT DISTRIBUTION

         We have licensed some of the world's best known characters for the production and web distribution of episodic animations, called MultipathTM Movies, that include SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA, and have produced animated music videos of top selling artists including Ja Rule, Ludacris and Redman. These full-screen productions, developed using our proprietary suite of b3d software tools, have small files for faster download. Our content currently is distributed broadly through Internet syndication partners including Yahoo, Warner Brothers On-line, Roadrunner and VH1.com. Additionally, agreements to host our content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling even more consumer reach in the near term. Revenue is split with the distribution partner according to various deal structures, many of which are traffic dependent.

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

DVD MARKET

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

         In late 2000, we decided to sell The Auction Channel. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at March 31, 2001. Subsequent to this period, on April 30, 2001, we sold substantially all of the assets of The Auction Channel to Metro Channels, LLC and closed The Auction Channel's New York and London offices.

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

         Revenues increased from $187,000 for the three months ended March 31, 2000 to $390,000 for the three months ended March 31, 2001. For the three months ended March 31, 2001, e-New Media represented 59% of the revenues with distribution and licensing rights ($229,000). Infogrames contributed 18% ($70,000) of the revenues, while Warner Bros. Online contributed advertising revenues of 12% ($46,000). For the three months ended March 31, 2000, SlingShot, Inc., GT Interactive and Entertaindom, a Time Warner website, accounted for 57% ($107,000), 17% ($32,000) and 9% ($16,000) of our revenues, respectively.

         COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs and manufacturing overhead required to reproduce and package software products. Cost of revenues decreased from $136,000 for the three months ended March 31, 2000 to $33,000 for the three months ended March 31, 2001. This represents a decrease of $103,000. The primary reason for the decrease is that during the first and second quarter of 2000, we fully amortized the remaining capitalized movie software costs of $158,000, for previously released titles.

         SALES AND MARKETING. Sales and marketing expenses increased $182,000 from $115,000 for the three months ended March 31, 2000 to $297,000 for the three months ended March 31, 2001. Although consulting, advertising and web development costs were reduced in 2001 by $73,000, we incurred a $255,000 distribution expense for warrants issued in connection with our agreement with Yahoo!.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, consultants, rent, insurance costs and professional fees. General and administrative expenses increased from $923,000 for the three months ended March 31, 2000 to $1,007,000 for the three months ended March 31, 2001. This represents a net increase of $84,000, which is primarily attributable to an increase in salaries of $277,000 and insurance costs of $39,000, offset by a decrease in employment costs of $48,000, investor costs of $67,000, travel costs of $29,000 and professional fees of $48,000 plus other offsets.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies and other 3D animated content. The costs decreased from $962,000 for the three months ended March 31, 2000 to $678,000 for the three months ended March 31, 2001 primarily due to personnel layoffs and a decrease in production in our Australian company of $380,000, offset by increased activity in the United States company.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $71,000 for the three months ended March 31, 2000 to $120,000 for the three months ended March 31, 2001. The increase is attributable to an increase in depreciable assets, primarily computer equipment purchased in the second and third quarters of 2000.

         OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense increased from income of $24,000 in the first quarter of 2000 to income of $70,000 in the first quarter of 2001. The increase is primarily due to $33,000 received for the export grant.

         NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of are recorded at their expected realizable values, and have been separately classified in the accompanying balance sheet at March 31, 2001.

         Operating results of this discontinued operation, a loss of $460,000 for the three months ended March 31, 2001, are shown separately in the accompanying income statement. The income statement for the three months ended March 31, 2000 has been restated to conform to the current year's presentation. Included in the loss of the discontinued operation is an amortization expense for the three months ended March 31, 2000 composed of amortization of goodwill of $292,000, software technology of $20,000 and customer database of $8,000, all attributable to the purchase of Trojan Television Limited in July 1999. Due to an impairment of goodwill, the amount was written down by $4,189,000 at December 31, 2000, reducing the balance to zero. The Auction Channel was sold on April 30, 2001 and the New York and London offices ceased to operate.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our principal source of liquidity was approximately $1,074,000 in cash, which we primarily raised through the issuance of shares of our common stock and advertising, licensing and distribution arrangements.

         Net cash used in operating activities during the three months ended March 31, 2001 was primarily attributable to a net loss from continuing operations of $1,675,000, with an additional loss due to discontinued operations of $460,000 pertaining to The Auction Channel. Net cash of $12,000 used in investing activities during the three months ended March 31, 2001 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was primarily for repayment of notes for the financing of office furniture and computer equipment.

         We are required as of March 31, 2001 to make minimum payments of $37,000 under various licensing agreements. At March 31, 2001, we had rental commitments for our offices and production facilities of $590,000 and two promissory notes for the financing of fixed assets in the amount of $125,000 payable over the next 3 years.

         Our operations generated a negative cash flow during the years ended December 31, 1999 and 2000 and the three months ended March 31, 2001. We expect a significant use of cash during the coming months of 2001 as we continue to develop our software tools and continue our marketing efforts for our tools and 3D animated content. We will require additional equity or debt financing during 2001, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Please see "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to delay implementation of our business plan and reduce overhead significantly."

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

         IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN AND REDUCE OVERHEAD SIGNIFICANTLY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2001 we had an accumulated deficit of $50.4 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of tool development, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to our MultipathTM Movies, animated music videos and Brilliant Banners, and that animators will use our b3d tools and technology in the development of other b3d-produced content. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 2000, we issued to EnterMission Advisors, LLC warrants to purchase up to 50,000 shares of our common stock at an exercise price of $ 1.025 per share. The warrants have a term of 18 months. The warrants were issued to EnterMission in consideration of consulting services provided to us. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits.

                    10.1 Executive Employment Agreement, dated as of December
                         18, 2000, by and between Registrant and Robert Chmiel.

                    10.2 Executive Employment Agreement, dated as of January 1,
                         2001, by and between Registrant and Kevin Bermeister.

            (b)      Reports on Form 8 K

                     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: May 13, 2001                  /S/ ROBERT CHMIEL
                                    -------------------------------------------
                                    By:  Robert Chmiel
                                    Its: Chief Operating Officer and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)