Form 10QSB
period 2001-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-08-14
CIK 1022844

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes  X       No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 16,453,660 shares issued and outstanding as of August 6, 2001.

     Transitional Small Business Disclosure Format (check one):  Yes___   No X


===============================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                                                            PAGE

PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements................................................3

          Condensed Consolidated Balance Sheet (unaudited) as of
          June 30, 2001.......................................................3

          Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2001 (unaudited) and
          June 30, 2000 (unaudited)...........................................4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 (unaudited) and
          June 30, 2000 (unaudited)...........................................5

          Notes to Consolidated Financial Statements..........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

PART II   OTHER INFORMATION..................................................23

Item 2.   Changes in Securities and Use of Proceeds..........................23

Item 6.   Exhibits and Reports on Form 8-K...................................23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                    JUNE 30,
                                                                      2001
                                                                  ------------
 ASSETS                                                           (unaudited)
 Current assets:
   Cash and cash equivalents.....................................  $    2,140
   Accounts receivable, net......................................         382
   Other assets, net.............................................         257
                                                                   -----------
Total current assets.............................................       2,779
Property, plant and equipment, net...............................         345
Other assets, net................................................         523
                                                                   -----------
Total assets.....................................................       3,647
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................         258
   Accrued expenses..............................................       1,160
   Deferred revenue..............................................         917
   Debt discount.................................................        (703)
   Net liabilities of discontinued operations....................         310
   Current portion of notes payable..............................          94
                                                                   -----------
Total current liabilities........................................       2,036
Deferred revenue.................................................       3,014
Notes payable, less current portion..............................          58
Debt discount, less current portion..............................        (341)
Capital financing................................................       2,268
Other long term liabilities......................................          50
                                                                   -----------
Total liabilities................................................       7,085
Commitments and contingencies
Stockholders' deficit:
   Common stock..................................................          16
   Additional paid-in capital....................................      48,603
   Accumulated deficit...........................................     (51,811)
   Cumulative other comprehensive loss...........................        (246)
                                                                   -----------
Total stockholders' deficit......................................      (3,438)
                                                                   -----------
Total liabilities and stockholders' deficit.......................      3,647
                                                                   ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                3 MONTHS      3 MONTHS      6 MONTHS      6 MONTHS
                                                  ENDED         ENDED         ENDED         ENDED
                                                 6/30/01       6/30/00      6/30/01        6/30/00
                                                -----------  ------------  ------------   -----------
                                                (UNAUDITED)  (UNAUDITED    (UNAUDITED)    (UNAUDITED)
 REVENUE:
    Revenues...............................     $     652    $      249    $    1,042     $     436
                                                -----------  ------------  ------------   -----------
COST OF REVENUES AND EXPENSES:
Cost of revenues...........................           384            69           417           205
Sales & marketing..........................           223           310           520           425
Website development........................            20            54            87           125
General and administrative.................         1,416         1,225         2,423         2,148
Research and development...................           299           785           909         1,676
Depreciation...............................            58            76           178           147
                                                -----------  ------------  ------------   -----------
Total cost of revenues and expenses........         2,400         2,519         4,534         4,726
                                                -----------  ------------  ------------   -----------
Loss from operations.......................        (1,748)       (2,270)       (3,492)       (4,290)
OTHER INCOME (EXPENSE):
Export market development grant............            --           122            31           122
Gain (loss) on foreign exchange............            19            (6)           44             1
Gain (loss) on sale of assets..............            25            --            25            --
Debenture expense..........................           (14)           --           (14)          (30)
Interest income (expense), net.............            15            80            29           127
                                                -----------  ------------  ------------   -----------
    Total other income (expense)...........            45           196           115           220
                                                -----------  ------------  ------------   -----------
Loss from continuing operations............        (1,703)       (2,074)       (3,377)       (4,070)
Gain (loss) from discontinued operations...           484        (2,378)           23        (4,599)
                                                -----------  ------------  ------------   -----------
Net loss before income tax.................        (1,219)       (4,452)       (3,354)       (8,669)
Provision for income tax...................            --            --            --            --
                                                -----------  ------------  ------------   -----------
Net loss...................................        (1,219)       (4,452)       (3,354)       (8,669)

Foreign currency translation adjustment....           (18)          (65)          (80)           19
                                                -----------  ------------  ------------   -----------
Comprehensive loss.........................     $  (1,237)   $   (4,517)   $   (3,434)    $  (8,650)
                                                ===========  ============  ============   ===========
Basic and diluted net loss continuing
operations.................................         (0.11)        (0.14)        (0.21)        (0.28)
                                                ===========  ============  ============   ===========
Basic and diluted net loss discontinuing
operations.................................          0.03         (0.16)           --         (0.33)
                                                ===========  ============  ============   ===========
Basic & diluted net loss per share.........     $   (0.08)   $    (0.30)   $    (0.21)    $   (0.61)
                                                ===========  ============  ============   ===========
Weighted average number of shares
used in computing basic and
diluted net loss per share.................        16,054        14,771        16,054        14,261
                                                ===========  ============  ============   ===========



                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                          -------------------------
                                                                             2001         2000
                                                                          -----------  ------------
                                                                          (unaudited)  (unaudited)
OPERATING ACTIVITIES
Net loss................................................................    $ (3,354)     $ (8,669)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
     Depreciation and other amortization................................         776           259
     Loss from discontinued operations..................................         363         4,599
     Amortization of movie software costs...............................          --           153
     Loss (gain) on foreign exchange....................................          40            --
     Effect of warrants granted.........................................       1,563           113
     Changes in operating assets and liabilities:
       Accounts receivable..............................................          30        (1,835)
       Other assets.....................................................        (313)         (672)
       Accounts payable and accruals....................................        (345)          572
       Deferred revenue.................................................        (458)        4,824
       Other long-term liabilities......................................      (1,178)            6
                                                                            ---------     ---------
Total adjustments.......................................................         478         8,019
                                                                            ---------     ---------
Net cash used in continuing activities..................................      (2,876)         (650)
Net cash used in discontinued operations................................        (311)       (4,461)
                                                                            ---------     ---------
Net cash used in operating activities...................................      (3,187)       (5,111)

INVESTING ACTIVITIES
Purchases of equipment..................................................         (21)         (233)
                                                                            ---------     ---------
Net cash used in continuing operations for investing....................         (21)         (233)
Net cash used in discontinued activities for investing..................          --          (262)
                                                                            ---------     ---------
Net cash used in investing activities...................................         (21)         (495)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs..........................          --         7,370
Capital financing.......................................................       2,268            --
Repayments of notes.....................................................         (27)         (105)
                                                                            ---------     ---------
Net cash provided by financing activities...............................       2,241         7,265
                                                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................        (967)        1,659
Translation adjustments.................................................         (80)           56
Cash and cash equivalents at beginning of period........................       3,187         2,506
                                                                            ---------     ---------
Cash and cash equivalents at end of period..............................     $ 2,140       $ 4,221
                                                                            =========     =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest...........................      $   10       $    16
                                                                          ===========  ============



                       See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

        We issued warrants to purchase 50,000 shares of our common stock during the quarter in connection with a consulting agreement and incurred $19,500 in warrant expense.

        In May, 2001, we issued warrants to purchase 2,850,393 shares of our common stock in connection with Secured Convertible Promissory Notes and incurred a beneficial conversion feature expense of $ 10,690. In future quarters, this expense will be $176,000 per quarter through November 10, 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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

2.      STOCKHOLDERS' EQUITY

        Options and warrants representing common shares of 3,526,000 and 6,221,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 2000 and 2001, respectively, because they were anti-dilutive.

3.      COMMITMENTS AND CONTINGENCIES

        At June 30, 2001, we were obligated under certain licensing agreements to make minimum payments totaling $37,000 for use of certain properties and characters in development of our products.

        The Company has two fixed asset financing notes with future minimum payments as of June 30, 2001 as follows:

                               YEAR                          AMOUNT
                           --------------                  -----------
                               2001                           $27,000
                               2002                            54,000
                               2003                            31,000
                                                           -----------
                                                             $112,000
                                                           ===========

        The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of June 30, 2001 under these leases are as follows:

                               YEAR                          AMOUNT
                           --------------                  -----------
                               2001                          $163,000
                               2002                           255,000
                               2003                            51,000
                                                           -----------
                                                             $469,000
                                                           ===========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001



        Rent expense was $315,000 and $281,000 for the six months ended June 30, 2000 and the six months ended June 30, 2001, respectively.

4.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

        The Company's operations consist of the operations of Brilliant Interactive Ideas Pty. Ltd. in Australia and Brilliant Digital Entertainment in the United States. The following schedule sets forth the revenues and long-lived assets by geographic area:

                                                 UNITED
                                                 STATES       AUSTRALIA
                                               ------------  ------------
SIX MONTHS  ENDED JUNE 30, 2000 :
   Revenues from unaffiliated customers...        $389,000       $47,000
   Revenues from affiliated customers.....              --            --
                                               ------------  ------------
   Total revenues.........................        $389,000       $47,000
                                               ============  ============
SIX MONTHS ENDED JUNE 30, 2001:
   Revenues from unaffiliated customers...        $574,000       $10,000
   Revenues from affiliated customers.....         458,000            --
                                               ------------  ------------
   Total revenues.........................      $1,032,000       $10,000
                                               ============  ============
LONG-LIVED ASSETS AS OF:
   June 30, 2001..........................        $744,000      $124,000
                                               ============  ============

        For each of the periods shown above, a portion of the operating expenses and most of the research and development costs were incurred and paid in Australia. The production costs associated with animation design, duplication and packaging, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

        For the six months ended June 30, 2001, e-New Media represented 44% of the revenues with distribution and licensing rights ($458,000). Island Def Jam contributed 22% of the revenue ($226,000). Warner Bros. Online contributed revenue of 13% ($136,000), while Infogrames contributed 10% ($100,000) of the revenue. For the six months ended June 30, 2000, e-New Media and SlingShot, Inc accounted for 35% ($153,000) and 25% ($107,000) of our revenues, while Entertaindom, a Time Warner website, and GT Interactive accounted for 10% ($45,000) and 7% ($32,000) of the revenues, respectively.

5.      SEGMENT INFORMATION

        The Company's primary line of business is as a developer and producer of 3D rich media digital animation and technology. Brilliant Digital Entertainment, in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd. in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution primarily over the Internet. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d Studio and b3d Studio Pro. Each operating entity is incorporated and

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001



maintains separate sets of books, which are combined on consolidation. Previously, the Company operated in a separate business segment - live auctions
- through its subsidiary, The Auction Channel. The Auction Channel has now been accounted for as discontinued operations, and as such, the Company believes that it currently operates in only one business segment.

6.      SIGNIFICANT AGREEMENTS

        The Company has issued and sold $2,264,150 in principal amount of Secured Convertible Promissory Notes for an aggregate purchase price of $2,264,150 per agreements between the Company and three purchasers of such notes. The notes have a term of eighteen (18) months from the date of issuance and an interest rate of 10% per annum payable at maturity on November 10, 2002. The principal amount of the notes and, at the option of the holder, all accrued interest may be converted by the holder into shares of Common Stock of the Company at a conversion price of $.706 per share, which price is the 10 day average closing sales price of the Company's Common Stock on the American Stock Exchange over the 10 trading days prior to execution of the first note purchase agreement. The notes are secured by all of the assets of the Company and its two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. The investors also received warrants to purchase 2,850,393 shares of Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). The number of shares underlying each warrant issued to a purchaser is equal to 100% of the principal amount of the note acquired by the purchaser divided by 112.5% of the average closing sales price of the Company's Common Stock on the American Stock Exchange over the 10 trading days prior to execution by the purchaser of the note purchase agreement. The warrants may be exercised at any time during their three (3) year term.

        On April 30, 2001 the Company sold substantially all of the assets of The Auction Channel to Metro Channels, LLC, a division of Rainbow Media Holdings, Inc. The Auction Channel has ceased operations. Some of the former employees of The Auction Channel have relocated to Metro Channels' offices. The Company's London based subsidiary, Trojan Television, Ltd., has also ceased operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

        Brilliant Digital Entertainment, Inc. (AMEX: BDE) is a leading entertainment content producer, technology developer and provider of rich media b3d software tools for 3D animation on the World Wide Web. We have established a library of episodic serial content created in our proprietary format. Our rich media technologies include proprietary authoring tools used to create, author and serve content for the World Wide Web. We market the technology used to view content created using our tools by syndicating and otherwise distributing our b3d-produced content to third party web sites. The content is seamlessly associated with our Digital Projector, the technology required to playback b3d-produced content. We are commercializing the technology in various ways, including through our syndication relationships where we enable web sites to serve Brilliant Banners, a proprietary Rich Media ad format for the World Wide Web. We also license our b3d authoring tools to production studios and our Brilliant Banner advertising server technologies to the web based advertising industry. Through our subsidiary, The Auctionchannel, Inc., we also have provided services to auction houses that enabled participants to watch auction events in real time on television, and over the Internet, and to bid using their telephone or the Internet. We discontinued operations at The Auction Channel in December 2000 and sold substantially all of its assets on April 30, 2001.

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

b3d SOFTWARE TOOLS

        In July 2000, we made our b3d software tools available to parties interested in participating in the beta test phase of the product. Our b3d Studio tool was made available to these participants in a downloadable version on the Internet. b3d Studio is designed to work as a plug-in with Discreet's 3D Studio Max, and a beta version supporting Alias|Wavefront Maya animation software was released in July, 2001. Final release versions of b3d Studio and b3d Studio Pro were made available at the end of the first quarter of 2001. These tools provide individual artists, animators and studios with the capability to create their own multipath movies and b3d content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of b3d content to enrich the consumer web experience. Animation content generated using our b3d software tools can be of any type. The tools are not limited to the production of entertainment content. The tools can be applied to the production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. In addition, we released a limited version of the b3d Digital Projector for the Apple Macintosh in July 2001. We believe that this will further broaden the market for our b3d software tools.

        We have launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current GIF banners that are prevalent on web sites today. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements will reinvigorate online advertising campaigns. We are introducing the Brilliant Banner to our syndication partners, making the technologies available for them to commence selling and serving this new rich media ad format.

CONTENT DISTRIBUTION

        We have licensed some of the world's best known characters for the production and web distribution of episodic animations, called MultipathTM Movies, that include SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA, and have produced animated music videos of top selling artists including Ja Rule, Ludacris, Sum 41 and Redman/Lady Luck. These full-screen productions, developed using our proprietary suite of b3d software tools, have small files for faster download. Our content is distributed broadly through Internet syndication partners including Yahoo, Warner Bros. Online, Roadrunner and VH1.com. Additionally, agreements to host our content have been reached with third-party sites such as Lycos, Vidnet, and StreamSearch, thus enabling even more consumer reach in the near term. Revenue is split with the distribution partner according to various deal structures, many of which are traffic dependent.

        At this time, we have five MultipathTM Movie animated series in syndicated distribution on the Internet: SUPERMAN, XENA: WARRIOR PRINCESS, KISS:
IMMORTALS, CHOOSE YOUR OWN NIGHTMARE, ACE VENTURA and the online film festival property, SHORT ATTENTION SPAN THEATRE. Each of the series differs in the scale of distribution, with some enjoying wider distribution than others depending on a number of factors including demographics and content type. In addition, we have four animated music videos in distribution on the Internet: Ja Rule's (an Island Def Jam artist) 6 FEET UNDERGROUND, Ludacris' (an Island Def Jam artist) HO song, Sum 41 (an Island Def Jam artist) FAT LIP and the Long Beach Dub All Stars (a DreamWorks artist) SAWRED.

        We announced in July, 2001 that Warner Bros. Online ordered an additional 30 webisodes of The Multipath Adventures of Superman. The new series, which is expected to debut in the fourth quarter of 2001, brings the total number of SUPERMAN webisodes ordered by Warner Bros Online to 75. In addition, Warner Bros. Online will offer selected animated music videos on their site starting in the third quarter of 2001.

DIGITAL HIP HOP

        We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produces and distributes full screen animated music videos and other content primarily for Internet and broadband distribution. To date, four music videos have been commercially released on the Internet. The joint venture was initially funded 50% by us and 50% by Messrs. Lathan and Simmons. On May 15, 2001 we assumed operating control of Digital Hip Hop, agreed to fund all future operations of the company and acquired an additional 25% of the business. Messrs. Lathan and Simmons have each retained 12.5% of Digital Hip Hop.

        Digital Hip Hop received from our wholly-owned subsidiary, B3D, Inc., a 5-year exclusive Alpha level license to our b3d production tool suite for the production of hip-hop content for non-Asian markets. Digital Hip Hop has agreed to pay B3D, Inc. a fee of $1,500,000 for this license payable in installments over the first three years of the license, $1,450,000 of which is contingent on the raising of capital by Digital Hip Hop.

DVD MARKET

        We began a limited release of selected MultipathTM Movie titles to the DVD market in the fourth quarter of 2000 pursuant to a March 1999 agreement with SlingShot, Inc., a special purpose DVD publisher and distributor. Additional titles are expected to be released into the market in the fourth quarter of 2001, pursuant to our agreement with SlingShot, Inc.

THE AUCTION CHANNEL

        In July 1999, we acquired Trojan Television Limited. Trojan Television Limited was a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrated live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing participants to watch events on television and the Internet, and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. During the first quarter of 2000, we transferred our ownership interest in Trojan Television Limited to our subsidiary, The Auctionchannel, Inc.

        In late 2000, we decided to sell The Auction Channel. The Auction Channel has been accounted for as a discontinued operation in fiscal 2001 pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at June 30, 2001. On April 30, 2001, we sold substantially all of the assets of The Auction Channel to Metro Channels, LLC and closed The Auction Channel's New York and London offices.

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

        Revenues increased from $436,000 for the six months ended June 30, 2000 to $1,042,000 for the six months ended June 30, 2001. For the six months ended June 30, 2001, e-New Media represented 44% of the revenues with distribution and licensing rights ($458,000). Island Def Jam contributed 22% ($226,000) of the revenues, while Warner Bros. Online contributed revenues of 13% ($136,000) and Infogrames contributed 10% ($100,000) of the revenues. For the six months ended June 30, 2000, e-New Media, and SlingShot, Inc. accounted for 35% ($153,000) and 25% ($107,000), while Entertaindom, a Time Warner website, and GT Interactive accounted for 10% ($45,000) and 7% ($32,000) of our revenues, respectively. The increase in revenues is partially due to a full six months of e-New Media revenues, the addition of Digital Hip Hop revenues, and the advertising revenues.

        COST OF REVENUES. Cost of revenues consists primarily of direct costs attributable to the production of animated music videos and royalties to third parties for licensing rights. Cost of revenues increased from $205,000 for the six months ended June 30, 2000 to $417,000 for the six months ended June 30, 2001. This represents an increase of $212,000. The primary reason for the increase is that during the second quarter of 2001, we increased our ownership of Digital Hip Hop from 50% to 75% and, as a consequence, began to consolidate Digital Hip Hop into our financial statements. The costs attributable to Digital Hip Hop pertain primarily to the production costs of animated music videos.

        SALES AND MARKETING. Sales and marketing expenses increased $95,000 from $425,000 for the six months ended June 30, 2000 to $520,000 for the six months ended June 30, 2001. Although consulting, advertising and tradeshow costs were reduced in 2001 by $180,000, we incurred $426,000 in distribution expense for warrants issued in connection with our agreement with Yahoo!, while only incurring $54,000 warrant expense for the six months ended June 30, 2000. The increase in warrant expense was partially offset by a decrease in Australian marketing costs of $72,000 and overseas travel costs of $25,000.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, consultants, rent, insurance costs and professional fees. General and administrative expenses increased from $2,148,000 for the six months ended June 30, 2000 to $2,423,000 for the six months ended June 30, 2001. The principal reason for the increase is the addition of Digital Hip Hop to the consolidated financial statements with $234,000 in general and administrative costs. The Australian and United States offices of Brilliant Digital Entertainment contributed a net increase of $41,000, which is primarily attributable to an increase in salaries of $282,000, insurance costs of $125,000 and warrant expense of $60,000, offset by a decrease in investor costs of $153,000, amortization expense of $61,000, professional fees of $56,000, trademarks of $36,000, computer supplies of $26,000, Australian expenses of $40,000 plus other offsets of $54,000.

        RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies and other 3D animated content. The costs decreased from $1,676,000 for the six months ended June 30, 2000 to $909,000 for the six months ended June 30, 2001 primarily due to personnel layoffs and a decrease in production in our Australian company of $767,000. Web development costs decreased by $38,000 from $125,000 for the six months ended June 30, 2000 to $87,000 for the six months ended June 30, 2001 due to the reduction of work for the Company's web site.

        DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased from $147,000 for the six months ended June 30, 2000 to $178,000 for the six months ended June 30, 2001. The increase is attributable to an increase in depreciable assets, primarily computer equipment purchased in the second and third quarters of 2000.

        OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $220,000 in the first six months of 2000 to income of $115,000 in the first six months of 2001. The decrease is primarily due to a reduction of $89,000 for the export grant and a reduction in interest income due to lower cash balances, offset by a gain on the sale of assets.

        NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation in fiscal 2001 pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of are recorded at their expected realizable values, and have been separately classified in the accompanying balance sheet at June 30, 2001.

        Operating results of this discontinued operation, a gain of $23,000 for the six months ended June 30, 2001, are shown separately in the accompanying income statement. Losses in the first quarter of 2001 were offset in the second quarter by the gain on the sale of substantially all of the assets of The Auction Channel to Metro Channels, LLC. The income statement for the six months ended June 30, 2000 has been restated to conform to the current year's presentation. Included in the loss of the discontinued operation is an amortization expense for the six months ended June 30, 2000 comprised of amortization of goodwill of $584,000, software technology of $40,000 and customer database of $16,000, all attributable to the purchase of Trojan Television Limited in July 1999. Due to an impairment of goodwill, the amount was written down by $4,189,000 at December 31, 2000, reducing the balance to zero. We sold substantially all of the assets of The Auction Channel on April 30, 2001 and the New York and London offices ceased to operate.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, our principal source of liquidity was approximately $2,140,000 in cash, which we primarily raised through the sale of Secured Convertible Promissory Notes and related Common Stock Purchase Warrants. See
Note 6 to the Financial Statements.

        Net cash used in operating activities during the six months ended June 30, 2001 was primarily attributable to a net loss from continuing operations of $3,366,000, with a net gain due to discontinued operations of $23,000 pertaining principally to the sale of the net assets of The Auction Channel. Net cash of $21,000 used in investing activities during the six months ended June 30, 2001 was due primarily to the purchase of computer equipment. Cash used in financing activities for the year was for the repayment of notes for the financing of office furniture and computer equipment.

        We are required as of June 30, 2001 to make minimum payments of $37,000 under various licensing agreements. At June 30, 2001, we had rental commitments for our offices and production facilities of $469,000 and two promissory notes for the financing of fixed assets in the amount of $112,000 payable over the next 3 years.

        Our operations generated a negative cash flow during the years ended December 31, 1999 and 2000 and the six months ended June 30, 2001. We expect a significant use of cash during the coming months of 2001 as we continue to develop our software tools and continue our marketing efforts for our tools and 3D animated content. We will require additional equity or debt financing during 2001, the amount and timing of which depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Please see "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to delay implementation of our business plan and reduce overhead significantly."

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

        IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN AND REDUCE OVERHEAD SIGNIFICANTLY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2001 we had an accumulated deficit of $51.8 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of tool development, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to our MultipathTM Movies, animated music videos and Brilliant Banners, and that animators will use our b3d tools and technology in the development of other b3d-produced content. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market.

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

        OUR FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH SYNDICATION AND CONTENT DISTRIBUTION PARTNERS MAY HARM OUR ANIMATED CONTENT BUSINESS AND THE ESTABLISHMENT OF B3D AS AN INTERNET STANDARD FOR 3D ANIMATION. We depend on establishing and maintaining strategic relationships for the co-creation of our b3d-produced content and for the distribution of that content on third-party web sites. Additionally, we rely on our syndication relationships to increase the installed base of our Digital Projector, which is necessary to view b3d-produced content, including our Brilliant Banners. Our business, results of operations and financial condition could be materially adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in an increase in the demand for b3d-produced content and the use of our Digital Projector.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During March, April and May 2001, we issued to eBanner Solutions warrants to purchase up to 50,000 shares of our common stock at an exercise price of $ 0.75 per share. The warrants have a term of 18 months. The warrants were issued to eBanner Solutions in consideration of consulting services provided to us. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

        In May, 2001, we sold to Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. Secured Convertible Promissory Notes in the aggregate principal amount of $2,264,150 and three-year warrants to purchase up to an aggregate of 2,850,393 shares of our Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). We sold these securities for an aggregate purchase price of $2,264,150. The notes have a term of eighteen (18) months from the date of issuance and an interest rate of 10% per annum payable at maturity. The principal amount of the notes and, at the option of the holder, all accrued interest may be converted by the holder into shares of Common Stock of the Company at a conversion price of $.706 per share. The notes are secured by all of the assets of the Company and its two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

                10.1 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between the Registrant and Europlay 1, LLC.

                10.2 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between the Registrant and Harris Toibb.

                10.3 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between the Registrant and Preston Ford, Inc.

                10.4 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between the Registrant and Harris Toibb and acknowledged and consented to by Europlay 1, LLC and Preston Ford, Inc.

                10.5 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001.

                10.6 Form of Warrant to Purchase Common Stock of Registrant, dated May 23, 2001.

                10.7 Security and Pledge Agreement, dated May 23, 2001, made by Registrant, B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.

                10.8 Guaranty, dated May 23, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.

          (b)   Reports on Form 8 K

                Current Report on Form 8-K filed on May 24, 2001, reporting under Item 5 the amendment to Registrant's Rights Agreement, dated March 30, 1998.

                Current Report on Form 8-K filed on May 15, 2001, reporting under Items 2 and 7 the sale by Registrant of substantially all of the assets of its two subsidiaries, The Auctionchannel, Inc. and Trojan Television Limited, as amended by Current Report on Form 8-K/A filed on July 11, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: August 10, 2001               /S/ ROBERT CHMIEL
                                    --------------------------------------------
                                    By:   Robert Chmiel
                                    Its:  Chief Operating Officer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)