Form 10QSB/A
period 2001-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-09-05
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     Transitional Small Business Disclosure Format (check one): Yes__   No  X

EXPLANATORY NOTE

        On August 14, 2001, Brilliant Digital Entertainment, Inc. filed its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 with the Securities and Exchange Commission. The purpose of this amendment is to provide further disclosure regarding the acquisition by Brilliant of an additional 25% of the business of Digital Hip Hop, Inc.

                                     PART I

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

DIGITAL HIP HOP

        We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produces and distributes full screen animated music videos and other content primarily for Internet and broadband distribution. To date, four music videos have been commercially released on the Internet. The joint venture was initially funded 50% by us and 50% by Messrs. Lathan and Simmons. On May 15, 2001 we assumed operating control of Digital Hip Hop, agreed to fund all future operations of the company and acquired an additional 25% of the business. We issued 200,000 shares of our common stock to each of Messrs. Lathan and Simmons as consideration for the additional 25% of the business. Messrs. Lathan and Simmons have each retained 12.5% of Digital Hip Hop.

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

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: September 5, 2001               /S/ ROBERT CHMIEL
                                   ----------------------------------------
                                   By:   Robert Chmiel
                                   Its:  Chief Operating Officer and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)