Form 10QSB
period 2001-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2001-11-14
CIK 1022844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                         Yes |X|   No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 16,453,660 shares issued and outstanding as of November 9, 2001.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                                                           PAGE

PART I     FINANCIAL INFORMATION..............................................3

Item 1.    Financial Statements...............................................3

           Condensed Consolidated Balance Sheet (unaudited) as of
           September 30, 2001.................................................3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2001 (unaudited)
           and September 30, 2000 (unaudited).................................4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 (unaudited) and
           September 30, 2000 (unaudited).....................................5

           Notes to Consolidated Financial Statements.........................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................10

PART II    OTHER INFORMATION.................................................26

Item 2.    Changes in Securities and Use of Proceeds.........................26

Item 4.    Submission of Matters to a Vote of Security Holders...............26

Item 6.    Exhibits and Reports on Form 8-K..................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                 SEPTEMBER 30,
                                                                     2001
                                                                 -------------
ASSETS                                                            (unaudited)
Current assets:
    Cash and cash equivalents..................................  $        562
    Accounts receivable, net...................................           540
    Other assets, net..........................................           181
                                                                 -------------
Total current assets...........................................         1,283
Property, plant and equipment, net.............................           242
Other assets, net..............................................           734
                                                                 -------------
Total assets...................................................  $      2,259
                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...........................................  $        310
    Accrued expenses...........................................         1,079
    Deferred revenue...........................................           917
    Debt discount                                                        (703)
    Current portion of notes payable...........................            53
                                                                 -------------
Total current liabilities......................................         1,656
Deferred revenue                                                        2,784
Notes payable, less current portion............................            45
Debt discount, less current portion............................          (165)
Capital financing .............................................         2,325
Other long term liabilities....................................            50
                                                                 -------------
Total liabilities..............................................         6,695
Commitments and contingencies
Stockholders' deficit:
    Common stock                                                           16
    Additional paid-in capital.................................        48,863
    Accumulated deficit........................................       (53,060)
    Cumulative other comprehensive loss........................          (255)
                                                                 -------------
Total stockholders' deficit....................................        (4,436)
                                                                 -------------
Total liabilities and stockholders' deficit....................  $      2,259
                                                                 =============


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           3 MONTHS      3 MONTHS       9 MONTHS      9 MONTHS
                                                             ENDED         ENDED          ENDED         ENDED
                                                            9/30/01       9/30/00        9/30/01       9/30/00
                                                          -----------   -----------    ----------    ----------
                                                          (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
REVENUE:
     Revenues........................................     $      397    $      326     $   1,439     $     762
                                                          -----------   -----------    ----------    ----------
COST OF REVENUES AND EXPENSES:
Cost of revenues.....................................            125             3           542           208
Sales & marketing....................................             44           705           564         1,130
Website development..................................            (57)          (74)           30            51
General and administrative...........................          1,082         1,278         3,505         3,426
Research and development.............................            453         1,091         1,362         2,767
Depreciation.........................................             57            85           235           232
                                                          -----------   -----------    ----------    ----------
Total cost of revenues and expenses..................          1,704         3,088         6,238         7,814
                                                          -----------   -----------    ----------    ----------
Loss from operations.................................         (1,307)       (2,762)       (4,799)       (7,052)

OTHER INCOME (EXPENSE):
Export market development grant......................             25            (3)           56           119
Gain (loss) on foreign exchange......................             --             3            44             4
Gain (loss) on sale of assets........................            (15)           --            10            --
Debenture expense....................................           (232)           --          (246)          (30)
Interest income (expense), net.......................            (10)           46            19           173
                                                          -----------   -----------    ----------    ----------
     Total other income (expense)....................           (232)           46          (117)          266
                                                          -----------   -----------    ----------    ----------
Loss from continuing operations......................         (1,539)       (2,716)       (4,916)        6,786)
Gain (loss) on disposal of discontinued operations...            290        (1,755)          313         6,354)
                                                          -----------   -----------    ----------    ----------
Net loss before income tax...........................         (1,249)       (4,471)       (4,603)      (13,140)
Provision for income tax.............................             --            --            --            --
                                                          -----------   -----------    ----------    ----------
Net loss.............................................         (1,249)       (4,471)       (4,603)      (13,140)
Foreign currency translation adjustment..............             (9)           26           (89)           47
                                                          -----------   -----------    ----------    ----------
Comprehensive loss...................................     $   (1,258)   $   (4,445)    $  (4,692)    $ (13,093)
                                                          ===========   ===========    ==========    ==========
Basic and diluted net loss per share from
   continuing operations.............................     $    (0.10)   $    (0.17)    $   (0.30)    $   (0.46)
                                                          ===========   ===========    ==========    ==========
Basic and diluted net loss per share from
   discontinued operations...........................     $     0.02    $    (0.12)    $    0.02     $   (0.44)
                                                          ===========   ===========    ==========    ==========
Basic and diluted net loss per share.................     $    (0.08)   $    (0.29)    $   (0.28)    $   (0.90)
                                                          ===========   ===========    ==========    ==========
Weighted average number of shares used in
   computing basic and diluted net loss per share....         16,372        15,149        16,160        14,557
                                                          ===========   ===========    ==========    ==========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          ---------------------------
                                                                              2001            2000
                                                                          -----------      -----------
                                                                          (unaudited)      (unaudited)
OPERATING ACTIVITIES
Net loss................................................................  $  (4,885)       $ (13,140)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
      Depreciation and other amortization...............................        964            1,347
      Loss from discontinued operations.................................        371            6,354
      Amortization of movie software costs..............................         --              158
      Loss (gain) on foreign exchange...................................         49               --
      Effect of warrants granted........................................      1,590              389
      Changes in operating assets and liabilities:
         Accounts receivable............................................       (131)            (209)
         Other assets...................................................       (334)          (1,492)
         Accounts payable and accruals..................................       (507)              (4)
         Deferred revenue...............................................       (578)           4,595
         Other long-term liabilities....................................     (1,037)               6
                                                                          ----------       ----------
Total adjustments                                                               387           11,144
                                                                          ----------       ----------
Net cash used in continuing activities..................................     (4,498)          (1,996)
Net cash used in discontinued operations................................       (301)          (5,595)
                                                                          ----------       ----------
Net cash used in operating activities...................................     (4,799)          (7,591)

INVESTING ACTIVITIES
Purchases of equipment..................................................         (1)            (426)
                                                                          ----------       ----------
Net cash used in continuing operations for investing....................         (1)            (426)
Net cash used in discontinued activities for investing..................         --             (302)
                                                                          ----------       ----------
Net cash used in investing activities...................................         (1)            (728)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs..........................         --           12,192
Capital financing.......................................................      2,324               --
Repayments of notes.....................................................        (40)            (112)
                                                                          ----------       ----------
Net cash provided by financing activities...............................      2,284           12,080
                                                                          ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................     (2,516)           3,761
Translation adjustments.................................................        (89)              88
Cash and cash equivalents at beginning of period........................      3,187            2,506
                                                                          ----------       ----------
Cash and cash equivalents at end of period..............................  $     582        $   6,355
                                                                          ==========       ==========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest..........................  $      10        $      12
                                                                          ==========       ==========

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     We issued 200,000 shares of our common stock to each of Russell Simmons and Stan Lathan for an increased ownership in Digital Hip Hop, raising our ownership percentage in Digital Hip Hop from 50% to 75%.

     We issued 9,000 shares of our common stock during the quarter in connection with a consulting agreement and incurred $6,000 in consulting expense.

     In May, 2001, we issued warrants to purchase 2,850,393 shares of our common stock in connection with Secured Convertible Promissory Notes and incurred a beneficial conversion feature expense of $ 10,690 for the second quarter. In the third quarter we expensed $176,000 in connection with the financing agreement. This will continue in future quarters through November 10, 2002.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2000. We have a history of losses, a negative net worth and may never attain profitability. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2001 we had an accumulated deficit of $53.1 million. Given the following factors there is substantial doubt about the Company's ability to continue as a going concern.

2.   STOCKHOLDERS' EQUITY

     Options and warrants representing common shares of 3,324,000 and 6,210,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 2000 and 2001, respectively, because they were anti-dilutive.

3.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2001, we were obligated under certain licensing agreements to make minimum payments totaling $37,000 for use of certain properties and characters in development of our products.

     The Company has two fixed asset financing notes with future minimum payments as of September 30, 2001 as follows:

                           YEAR                  AMOUNT
                         --------              ----------
                           2001                 $13,000
                           2002                  54,000
                           2003                  31,000
                                               ----------
                                                $98,000
                                               ==========

     The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of September 30, 2001 under these leases are as follows:

                           YEAR                  AMOUNT
                         --------              ----------
                           2001                 $ 44,000
                           2002                  175,000
                           2003                   38,000
                                               ----------
                                                $257,000
                                               ==========

     Rent expense was $532,000 and $354,000 for the nine months ended September 30, 2000 and the nine months ended September 30, 2001, respectively.

4.   GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations consist of the operations of Brilliant Interactive Ideas Pty. Ltd. in Australia and Brilliant Digital Entertainment in the United States. The following schedule sets forth the revenues and long-lived assets by geographic area:

                                                        UNITED
                                                        STATES      AUSTRALIA
                                                      -----------   ----------
NINE MONTHS  ENDED SEPTEMBER 30, 2000 :
   Revenues from unaffiliated customers............     $266,000     $114,000
   Revenues from affiliated customers..............      382,000           --
                                                      -----------   ----------
   Total revenues                                       $648,000     $114,000
                                                      ===========   ==========
NINE MONTHS ENDED SEPTEMBER 30, 2001:
   Revenues from unaffiliated customers............     $741,000      $10,000
   Revenues from affiliated customers..............      688,000           --
                                                      -----------   ----------
   Total revenues                                     $1,429,000      $10,000
                                                      ===========   ==========
LONG-LIVED ASSETS AS OF:
   September 30, 2001..............................     $901,000      $75,000
                                                      ===========   ==========

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

     For the nine months ended September 30, 2001, e-New Media represented 48% of the revenues with distribution and licensing rights ($688,000). Island Def Jam contributed 18% of the revenue ($250,000). Warner Bros. Online contributed revenue of 17% ($240,000), while Infogrames contributed 7% ($100,000) of the revenue and Rock the Vote contributed 6% ($88,000). For the nine months ended September 30, 2000, e-New Media and SlingShot, Inc accounted for 50% ($382,000) and 14% ($107,000) of our revenues, while Motion Capture provided 10% ($74,000) of the revenues.

5.   SEGMENT INFORMATION

     The Company's primary line of business is as a developer and producer of 3D rich media digital animation and technology. Brilliant Digital Entertainment, in the United States, together with its subsidiary Brilliant Interactive Ideas Pty. Ltd. in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution primarily over the Internet. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d Studio and b3d Studio Pro. Each operating entity is incorporated and maintains separate sets of books, which are combined on consolidation. Previously, the Company operated in a separate business segment - live auctions
- through its subsidiary, The Auction Channel. The Auction Channel has now been accounted for as a discontinued operation, and as such, the Company believes that it currently operates in only one business segment.

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

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant Digital Entertainment, Inc. (AMEX: BDE) is a leading developer of rich media ad serving technologies, software authoring tools and content for 3D animation on the World Wide Web. We recently began marketing and distributing our digital media projector (required for the playback of our rich media content and advertisements) through two large peer to peer (P2P) networks, StreamCast Networks which operates the Morpheus network, and Consumer Empowerment which operates the KaZaa network. Previously, our primary method of distribution was through the syndication of our content to third party web sites. By year-end 2001, our projector is expected to reach tens of millions of additional P2P connected computers and other users. We are commercializing our technology in various ways, including licensing our rich media ad server technologies to P2P networks and other high traffic websites to enable the serving and sale of our proprietary rich media ad format - 3D, interactive animation with audio which plays in all banner sizes - for the World Wide Web. We also license our authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios.

     We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an Australian entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com and www.b3d.com, does not constitute part of this Form 10-QSB.

RICH MEDIA AD TECHNOLOGIES

     We are licensing our rich media ad server technologies to high traffic websites including P2P networks, StreamCast Networks and Consumer Empowerment. This enables the serving of our rich media ad format to advertisers and web sites as an alternative to the current GIF banners that are prevalent on web sites today. Early tests have shown that advertising campaigns created and served in our ad format have provided click through rates significantly higher than the industry norm for static, 2D GIF banner ads. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements will reinvigorate online advertising campaigns. We are also introducing our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format.

SOFTWARE AUTHORING TOOLS

     In July 2000, we made our b3d software tools available to parties interested in participating in the beta test phase of the product. Our b3d Studio tool was made available to these participants in a downloadable version on the Internet. b3d Studio is designed to work as a plug-in with Discreet's 3D Studio Max, and a beta version supporting Alias|Wavefront Maya animation software was released in July, 2001. Final release versions of b3d Studio and b3d Studio Pro were made available at the end of the first quarter of 2001. These tools provide production studios and the creative departments of ad agencies with the capability to create rich media ads and other content for commercial distribution on the Internet, and should ultimately provide a wide and varied base of content to enrich the consumer web experience. Animation content developed using our software authoring tools allows for the production of a wide variety of content including production of artistic renderings, education, architecture, engineering, e-commerce and other solutions that require animation. In addition, we released a limited version of our digital media projector for the Apple Macintosh in July 2001. We believe that this will further broaden the market for our b3d software tools.

CONTENT DISTRIBUTION

     We have licensed some of the world's best known characters for the production and web distribution of episodic animations, MultipathTM Movies, including SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA, and have produced animated music videos of top selling artists including JA RULE, LUDACRIS, SUM 41, DMX, LIL' ROMEO and REDMAN/LADY LUCK. These full-screen productions, developed using our proprietary suite of software authoring tools, have small files for faster download. Our content is distributed broadly through Internet syndication partners including Warner Bros. Online, Roadrunner and VH1.com. Revenue is split with the distribution partner according to various deal structures, many of which are traffic dependent.

     At this time, we have five MultipathTM Movie animated series in syndicated distribution on the Internet: SUPERMAN, XENA: WARRIOR PRINCESS, KISS: IMMORTALS, CHOOSE YOUR OWN NIGHTMARE, ACE VENTURA and the online film festival property, SHORT ATTENTION SPAN THEATRE. Each of the series differs in the scale of distribution, with some enjoying wider distribution than others depending on a number of factors including demographics and content type. In addition, we have six animated music videos in distribution on the Internet: Ja Rule's (an Island Def Jam artist) 6 FEET UNDERGROUND, Ludacris' (an Island Def Jam artist) HO song, Sum 41's (an Island Def Jam artist) FAT LIP, DMX's (an Island Def Jam artist) WHO WE BE, the Long Beach Dub All Stars' (a DreamWorks artist) SAWRED and Lil' Romeo's (a No Limit Records artist) GAME.

     We announced in July, 2001 that Warner Bros. Online ordered an additional 30 webisodes of The Multipath Adventures of Superman. The new series, which is expected to debut in January, 2002, brings the total number of SUPERMAN webisodes ordered by Warner Bros Online to 75. In addition, Warner Bros. Online offers selected animated music videos produced by Brilliant Digital's majority owned subsidiary Digital Hip Hop, Inc. on their site.

DIGITAL HIP HOP

     We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produces and distributes full screen animated music videos and other content primarily for Internet and broadband distribution. To date, five music videos have been commercially released on the Internet. The joint venture was initially funded 50% by us and 50% by Messrs. Lathan and Simmons. On May 15, 2001 we assumed operating control of Digital Hip Hop, agreed to fund all future operations of the company and acquired an additional 25% of the business. Messrs. Lathan and Simmons have each retained 12.5% of Digital Hip Hop.

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

DVD MARKET

     We began a limited release of selected MultipathTM Movie titles to the DVD market in the fourth quarter of 2000 pursuant to a March 1999 agreement with SlingShot, Inc., a special purpose DVD publisher and distributor. Pursuant to our agreement with SlingShot, Inc., additional titles may be released into the market in the fourth quarter of 2001.

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

     Revenues increased from $762,000 for the nine months ended September 30, 2000 to $1,439,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, e-New Media represented 48% of the revenues with distribution and licensing rights ($688,000). Island Def Jam contributed 18% ($250,000) of the revenues, while Warner Bros. Online contributed revenues of 17% ($240,000), Infogrames contributed 7% ($100,000) and Rock the Vote contributed 6% ($88,000) of the revenues. For the nine months ended September 30, 2000, e-New Media, and SlingShot, Inc. accounted for 50% ($382,000) and 14% ($107,000), while Motion Capture accounted for 10% ($74,000) of the revenue. The increase in revenues is partially due to a full nine months of e-New Media revenues, the addition of Digital Hip Hop revenues, and the advertising revenues.

     COST OF REVENUES. Cost of revenues consists primarily of direct costs attributable to the production of animated music videos and royalties to third parties for licensing rights. Cost of revenues increased from $208,000 for the nine months ended September 30, 2000 to $542,000 for the nine months ended September 30, 2001. This represents an increase of $334,000. The primary reason for the increase is that during the second quarter of 2001, we increased our ownership of Digital Hip Hop from 50% to 75% and, as a consequence, began to consolidate Digital Hip Hop into our financial statements. The costs attributable to Digital Hip Hop pertain primarily to the production costs of animated music videos. Additionally, there was a reduction in the cost of software sales and development fees.

     SALES AND MARKETING. Sales and marketing expenses decreased $566,000 from $1,130,000 for the nine months ended September 30, 2000 to $564,000 for the nine months ended September 30, 2001. Consulting and advertising costs were reduced in 2001 by $248,000 from $351,000 to $103,000, while we also reduced tradeshow costs by $328,000. The decrease in the United States marketing costs was partially offset by an increase in Australian marketing costs of $88,000. We incurred $426,000 in distribution expense for warrants issued in connection with our agreement with Yahoo!, while incurring $341,000 warrant expense for the nine months ended September 30, 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, consultants, rent, insurance costs and professional fees. General and administrative expenses increased from $3,426,000 for the nine months ended September 30, 2000 to $3,505,000 for the nine months ended September 30, 2001. The principal reason for the increase is the addition of Digital Hip Hop to the consolidated financial statements with $433,000 in general and administrative costs. The Australian office decreased administrative costs by $105,000 primarily due to a reduction in personnel. United States costs were also decreased by $248,000 principally by a decrease in salaries, investor costs and professional fees partially offset by an increase in insurance costs and warrant expense.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies and other 3D animated content. The costs decreased from $2,767,000 for the nine months ended September 30, 2000 to $1,362,000 for the nine months ended September 30, 2001 primarily due to personnel layoffs and a decrease in production in our Australian company. Web development costs decreased by $21,000 from $51,000 for the nine months ended September 30, 2000 to $30,000 for the nine months ended September 30, 2001 due to the reduction of work for the Company's web site.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense changed by $3,000 from $232,000 for the nine months ended September 30, 2000 to $235,000 for the nine months ended September 30, 2001.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $266,000 in the nine months of 2000 to a loss of $117,000 in the nine months of 2001. The decrease is primarily due to a reduction of $63,000 for the export grant and a reduction in interest income due to lower cash balances plus the addition of discounted debt expense attached to the financing package.

     NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation in fiscal 2001 pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Substantially all of the net assets were sold and the business unit has been dissolved.

     Operating results of this discontinued operation, a gain of $313,000 for the nine months ended September 30, 2001, are shown separately in the accompanying income statement. Losses in the first quarter of 2001 were offset in the second quarter by the gain on the sale of substantially all of the assets of The Auction Channel to Metro Channels, LLC. The income statement for the nine months ended September 30, 2000 has been restated to conform to the current year's presentation. Included in the loss of the discontinued operation is an amortization expense for the nine months ended September 30, 2000 comprised of amortization of goodwill of $876,000, software technology of $60,000 and customer database of $24,000, all attributable to the purchase of Trojan Television Limited in July 1999. Due to an impairment of goodwill, the amount was written down by $4,189,000 at December 31, 2000, reducing the balance to zero. We sold substantially all of the assets of The Auction Channel on April 30, 2001 and the New York and London offices ceased to operate.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our principal source of liquidity was approximately $562,000 in cash, which we primarily raised through the sale of Secured Convertible Promissory Notes and related Common Stock Purchase Warrants. See Note 6 to the Financial Statements.

     Net cash used in operating activities during the nine months ended September 30, 2001 was primarily attributable to a net loss from continuing operations of $4,916,000, with a net gain due to discontinued operations of $313,000 pertaining principally to the sale of the net assets of The Auction Channel. Cash used in financing activities for the year was for the repayment of notes for the financing of office furniture and computer equipment.

     We are required as of September 30, 2001 to make minimum payments of $37,000 under various licensing agreements. At September 30, 2001, we had rental commitments for our offices and production facilities of $257,000 and two promissory notes for the financing of fixed assets in the amount of $98,000 payable over the next 3 years.

     Our operations generated a negative cash flow during the years ended December 31, 1999 and 2000 and the nine months ended September 30, 2001. We expect a significant use of cash during the coming months of 2001 to fund our operations, and as we continue to develop our software tools and continue our marketing efforts for our tools and 3D animated content. We will require additional equity or debt financing during 2001, the amount and timing of which depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, or if we do not receive sufficient financing, we may (i) liquidate assets, (ii) seek or be forced into bankruptcy, and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. Please see "Cautionary Statements and Risk Factors - If we are unable to raise additional funds, we may be required to delay implementation of our business plan and reduce overhead significantly."

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

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 had no material affect on the Company's financial results.

     SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

     SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

     SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on theCorporation's Company's financial statements.

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

     WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2001 we had an accumulated deficit of $53.1 million. Additionally, as of the date of this report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of tools development, brand promotion, content development sales and marketing, and operating infrastructure. Our business model assumes that consumers and advertisers will be attracted to our MultipathTM Movies, animated music videos and rich media advertising formats (Brilliant Banners), and that animators and those who produce banner ads will use our b3d tools and technology in the development of other b3d-produced content. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market.

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN, REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we cannot raise additional capital on terms favorable to us, we will have to reduce our costs by delaying, canceling, suspending or scaling back product development and marketing programs, downsizing our work force and selling or consolidating our operations. These measures could materially limit our ability to market our tools technology to developers, websites and advertisers and may not decrease our costs enough to permit us to operate profitability, or at all. Additionally, if we are not able to raise additional financing or if such financing is not available on acceptable terms, we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition.

     IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES.

     We will be in default under our Secured Convertible Promissory Notes with Harris Toibb, Europlay 1, LLC and Preston Ford, Inc., entered into in May 2001, if we generally do not pay or become unable to pay our debts as such debts become due. If this default occurs, all outstanding amounts owed to the lenders would immediately become due and payable. If this debt becomes due before its stated maturity in November 2002, we may not have sufficient funds to repay the outstanding amounts, which will enable the lenders to exercise all of their rights and remedies, including foreclosure on our assets which we pledged as collateral to secure repayment of the debt.

     OUR BUSINESS MODEL CONTEMPLATES RECEIVING A SIGNIFICANT PORTION OF OUR FUTURE REVENUES FROM RICH MEDIA INTERNET ADVERTISEMENTS DEVELOPED AND SERVED USING OUR SOFTWARE TOOLS AND FROM INTERNET ADVERTISING SERVICES. INTERNET ADVERTISING IS DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND THE ECONOMY IN GENERAL AND RECENTLY HAS EXPERIENCED A SIGNIFICANT DECLINE. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS OR A PROLONGED DOWNTURN IN THE ECONOMY COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE PROJECTIONS. We are increasing our emphasis on generating revenues from the sale of our b3d tools for the creation of rich media Internet advertisements and from the sale of technologies and services to Web publishers, third party advertising representation firms, advertisers and agencies. In recent quarters, the market for Internet advertising has experienced lower demand, lower prices for advertisements and the reduction of marketing and advertising budgets. As a consequence, expenditures for Internet advertisements have decreased. We cannot be certain that future decreases will not occur and that spending on Internet advertisement will return to historical levels. A continued decline in the economic prospects of advertisers or the economy in general could cause us to fail to achieve our advertising-related revenue projections.

     WE WILL NOT BE ABLE TO GENERATE REVENUES FROM OUR BRILLIANT BANNERS IF THEY DO NOT ACHIEVE MARKET ACCEPTANCE. The success of our Brilliant Banner rich media ad format and our ability to generate revenues through sale and serving of these advertisements will be determined by consumer reaction and acceptance. To generate revenues, we must develop advertisements that appeal to the advertising community and the consumer, which is unpredictable. Additionally, our Brilliant Banner advertisements face competition from other online advertising companies like Unicast and Viewpoint. Other factors that influence our ability to generate revenues from our Brilliant Banners include:

     o    Acceptance of the Brilliant Banner advertising format by websites;

     o Performance of the Brilliant Banner versus other rich media advertising formats and traditional 2D advertisements; and

     o Our ability to broadly disseminate our Digital Projector, which is necessary to view our Brilliant Banners.

     OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT AND DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS. We recently began distributing our Digital Projector through two large peer-to-peer networks, StreamCast Networks, Inc and Consumer Empowerment. We rely on these networks to increase the installed base of our Digital Projector, which is necessary to view b3d-produced content, including our Brilliant Banners. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain these relationships on acceptable terms or if these relationships do not achieve the projected distribution of our Digital Projector.

     Additionally, since we depend on these networks for our success, we are subject to the risks that our partners may go out of business, sell parts or all of their assets, demand that we renegotiate our arrangements with them to include new terms less favorable to us, or terminate their relationship with us.

     OUR STOCK PRICE MAY DECLINE SIGNIFICANTLY IF WE ARE DELISTED FROM THE AMERICAN STOCK EXCHANGE. Our common stock currently is quoted on the American Stock Exchange. For continued inclusion on the American Stock Exchange, we must meet certain tests, including maintaining a sales price for our common stock above approximately $1.00 per share, and shareholders' equity of at least $4 million. We currently are not in compliance with either the net tangible assets requirement or the bid price requirement.

     If we continue to fail to satisfy the listing standards on a continuous basis, the American Stock Exchange may, at its sole discretion, delist our common stock from the exchange. If this occurs, trading of our common stock may be conducted on (i) the Nasdaq SmallCap Market, if we qualify for listing at that time, which we currently do not, (ii) in the over-the-counter market on the "pink sheets", or (iii) if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

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

     WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT, REAL NETWORKS AND OTHER COMPANIES IN THE MEDIA DELIVERY MARKET. The market for software and services for the delivery of media over the Internet is constantly changing and highly competitive. Companies such as Microsoft Corporation and Real Networks, Inc. have substantial penetration in the media delivery market, and significantly greater resources than us to continue to grow their business in this area. More companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. The other components of our business, such as our music videos, Brilliant Banners and MultipathTM Movies, as well as the demand by animators for our b3d tools in their production of 3D animated content, depends in large part on a substantial user base of our Digital Projector, which is the media player that must be used to view b3d enabled content. If we do not achieve a widespread distribution of our media player, there will not be substantial demand for b3d-produced content.

     IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED 3D ANIMATED CONTENT, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create MultipathTM Movies, animated music videos, Brilliant Banners and other 3D animated content have been developed over the past five years. Additional refinement of these tools is necessary to continue to enhance the b3d format. If we cannot develop improvements to these software tools, our MultipathTM Movies, animated music videos, Brilliant Banners and all other b3d-produced content may not obtain or maintain market acceptance and our revenues will be adversely affected.

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

     TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The entertainment software market and the PC industry are subject to rapid technological developments. To develop products that consumers desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. For instance, for the nine months ended September 30, 2001, we reduced our expenditures on research and development by $1.4 million as compared to the same period in 2000, due primarily to our capital constraints. We must make improvements to our technology while remaining competitive in terms of performance and price.

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

     Additionally, since we depend on our strategic partners for our success, we are subject to the risks that our partners may go out of business, or demand that we renegotiate our arrangements with them to include new terms less favorable to us.

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

     o    the market's acceptance of our 3D Brilliant Banner advertising format;

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

     WE WILL NOT BE ABLE TO GENERATE REVENUES IF OUR MULTIPATHTM MOVIES AND B3D TOOLSET DO NOT ACHIEVE MARKET ACCEPTANCE. Each MultipathTM Movie is an individual artistic work, and its ability to generate revenues primarily will be determined by consumer reaction, which is unpredictable. To generate revenues, we must develop stories and characters that capture the attention and imagination of consumers and license recognized characters and properties from third parties for use in our MultipathTM Movies. We cannot be certain that we will be able to do so profitably. Additionally, our b3d toolset may have programming errors, may be incompatible with other software or hardware products in the market, may face slow adoption in the marketplace and may face competition from other toolmakers. Other factors that influence our ability to generate revenues from our MultipathTM Movies and the b3d toolset include:

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

     o our ability to increase the installed base of our Digital Projector, which is necessary to view b3d-produced content;

     o our b3d toolset may contain features, functionality or workflow conventions that may not be widely accepted by our target audience;

     o our ability to continue to develop, enhance and deliver the toolset in accordance with established milestones; and

     o    the marketplace's reluctance to adopt a new toolset.

     WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT DEMAND FOR OUR PRODUCTS VIEWED ON THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD THE LARGE AMOUNTS OF DATA NECESSARY TO VIEW OUR PRODUCTS ON THE INTERNET. Our revenue growth depends in part on our ability to distribute our products for viewing on the Internet. We believe that without reductions in the time to download animated content over the Internet, our MultipathTM Movies and other b3d-produced content may be unable to gain wide consumer acceptance. This reduction in download time depends in part upon advances in compression technology. We have previously experienced delays in the development of compression technologies, which, we believe, materially and adversely affected our online sales and results of operations. We believe that large, time-consuming downloads for both our Digital Projector and b3d content have previously deterred potential users of our products and have reduced the effectiveness of our marketing campaigns. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

     THIRD PARTY WEB SITES AND THE LICENSORS FROM WHOM WE OBTAIN RIGHTS TO OUR STORIES AND CHARACTERS MAY CAUSE THE DELAY OF THE RELEASE OF OUR PRODUCTS, WHICH MAY RESULT IN LOWER REVENUES THAN ANTICIPATED. Our distribution relationships with third party web sites and our licensing arrangements with companies that own the stories or characters used in many of our MultipathTM Movies and music videos, contain potentially burdensome provisions. These provisions may affect our ability to release our products, which would adversely affect our revenues, for a number of reasons, such as:

     o A software distributor or a licensor of a story or character may, in the exercise of its product approval rights, arbitrarily require expensive and time consuming changes to our products, which may cause a delay in the release of the products; and

     o A third party web site could delay the inclusion of our content on the site, and thereby cause a delay in distribution.

     WE MAY NOT BE ABLE TO LICENSE STORIES, CHARACTERS AND ARTISTS THAT APPEAL TO CONSUMERS FOR USE IN OUR MULTIPATHTM MOVIES AND MUSIC VIDEOS, WHICH IS NECESSARY FOR OUR MULTIPATHTM MOVIES AND MUSIC VIDEOS TO HAVE APPEAL IN THE MARKET. We license stories, characters and artists from third parties in our MultipathTM Movies and music videos. If we cannot license stories, characters and artists that appeal to consumers at prices or upon terms or conditions that we consider acceptable, we may not be able to develop MultipathTM Movies and music videos that consumers will watch. To have access to appealing stories, characters and artists for use in our MultipathTM Movies and music videos, we will need to continue to develop new relationships and maintain existing relationships with the licensors of these stories, characters and artists. Many licensors are reluctant to grant broad licenses covering multiple formats, like the Internet and television, to companies without a proven track record in the particular industry. When rights are available, there is often significant competition for licenses.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 2001, we issued to each of Russell Simmons and Stan Latham 200,000 shares of our common stock in exchange for a 25% ownership interest in Digital Hip Hop, LLC, which transaction was valued at $264,000. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In July 2001, we issued to Adam Townsend 9,000 shares of our common stock for sales consulting services provided by Mr. Townsend, which services were valued at $5,940. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2001 Annual Meeting of Stockholders held on August 10, 2001, our stockholders elected Ray Musci, Jeff Scheinrock and Mark Miller to serve as our Class II directors for three years and until their successors have been elected.

     Ray Musci and Mark Miller were elected by a vote of 9,881,653 shares in favor of, and 39,358 shares withheld from voting for, the election of these directors. Jeff Scheinrock was elected by a vote of 9,881,138 shares in favor of, and 39,873 shares withheld from voting for, the election of this director.

     Subsequent to the 2001 Annual Meeting of Stockholders, on August 20, 2001, the Board of Directors appointed Russell Simmons as one of our Class II directors, to fill the vacancy in Class II directors that existed at the time of his appointment.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits.

                     None

            (b)      Reports on Form 8 K

                     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRILLIANT DIGITAL ENTERTAINMENT, INC.

Date: November 13, 2001                /S/ ROBERT CHMIEL
                                       ----------------------------------------
                                       By:    Robert Chmiel
                                       Its:   Chief Operating Officer and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)