Form 10KSB
period 2001-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2002-04-01
CIK 1022844

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                     ---------------------
     COMMON STOCK, $.001 PAR VALUE               AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes X     No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $1,816,000.

     At March 22, 2002 the aggregate market value of the voting stock held by non-affiliates of the issuer was $1,708,840.

     At March 22, 2002 the issuer had 22,615,097 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement with respect to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

        Brilliant Digital Entertainment, Inc. is a developer of rich media advertising serving technologies, software authoring tools and content for three dimensional, or 3D, animation on the World Wide Web. During the third quarter, 2001 we began marketing and distributing our player, the "Digital Projector" (required for the playback of our rich media content and advertisements) through two large peer-to-peer, or P2P, networks, Sharman Networks, which operates the KaZaA network (formerly operated by Consumer Empowerment B.V.), and StreamCast Networks, which operates the Morpheus network. Previously, our primary method of distribution was through the bundling of the Digital Projector with our animation content which we syndicated to third party web sites. At December 31, 2001, we estimate that our Digital Projector had been distributed to tens of millions of users based on KaZaA's weekly downloads as reported on Download.com, as additional P2P connected computers and other users have accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player and StreamCast Networks has discontinued its distribution. We commercialize our technology in two primary ways. We license our rich media advertising server technologies to websites to enable the selling and serving of our proprietary rich media advertising format, and we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios.

        We launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements perform better than GIF banners and may help reinvigorate certain online advertising campaigns. We have introduced the Brilliant Banner to our syndication partners, other significant advertisers and websites, making the technologies available for them to commence selling and serving this rich media advertising format.

        In February 2002, we formed Brilliant P2P, Inc., later renamed Altnet, Inc., to create a private, peer-to-peer network utilizing existing, proven technology to leverage the processing, storage and distribution power of a peer-to-peer network comprised of tens of millions of users. Altnet intends to license commercially available digital rights management technology to protect against infringement of the proprietary rights of the owners of the content distributed over the Altnet network. Altnet licensed the peer-to-peer technology necessary to operate the network from Blastoise, Ltd. doing business as Joltid. Pursuant to our agreement, Blastoise acquired 49% of the outstanding common stock of Altnet.

        We have licensed some of the world's best known characters for the production and web distribution of episodic animations, called MultipathTM Movies, that include SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA, and have produced animated music videos of top selling artists including Ja Rule, Ludacris, DMX and Li'l Romeo. These full-screen productions, developed using our proprietary suite of b3d software tools, have small files for faster download relative to full video files. Currently we distribute select animated content through Internet syndication partners including Warner Bros. Online, Roadrunner and selected sites from the Universal Music Group.

        In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

                               TECHNOLOGY BUSINESS

        We license our rich media advertising server technologies to web sites to enable advertisers and web sites to display our rich media 3D advertising banners - Brilliant Banners - as an alternative to the current two dimensional, or 2D, GIF banners that are prevalent on web sites today. Tests conducted by us have shown that small advertising campaigns created and served in our advertising format have generally provided click through rates higher than the industry norm for static, 2D GIF banner ads. With the decline of industry wide banner advertising revenues and click through rates during 2001, we believe that our animated 3D banner ads may help reinvigorate online advertising campaigns. We are also introducing our advertising format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media advertising format. In November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc. This rich media certification was awarded after our technology passed the DoubleClick tests for functionality, impression tracking and click tracking. We believe DoubleClick to be the technological leader for ad serving on Web, and believe that having our rich media ad serving technology certified by DoubleClick is a significant achievement. According to a March 14, 2002 press release issued by DoubleClick, "The DART rich media vendor certification program launched in October 2001, provides confidence to any advertiser or publisher that the relevant technology has passed stringent requirements. The certification is a seal of approval that guarantees that rich media creatives meet the high standards of functionality and reporting required of all DoubleClick technologies." At December 31, 2001, we were one of only seven vendors to have received the Rich Media Silver Vendor certification from DoubleClick.

        Our proprietary rich media authoring tools - B3D STUDIO and B3D STUDIO PRO - were developed to be the optimal software for creating digital animation that could be streamed easily and efficiently via the Internet. b3d Studio is designed to work as a plug-in with Discreet's (a division of Autodesk, Inc.) 3D STUDIO MAX and Alias|Wavefront's MAYA animation software. We have licensed our software tools to other content developers and studios interested in creating content for the Internet. We intend for our tools to proliferate and become the de facto standard for the production, distribution and viewing of 3D animation over the Internet.

        The primary components of our rich media technologies include:

            o Digital Projector - a playback device used to view content created with our b3d software tools that is seamlessly downloaded and transparently installed to a user's computer.

            o b3d Studio and b3d Studio Pro - the authoring tools used for the lay-up, directing, producing and editing of real time animation designed for output to the World Wide Web and other media.

            o Brilliant Banner Ad Server - a technology that enables the serving of Brilliant Banner advertisements to third party web sites.

            o b3d Installer - a technology that enables our Digital Projector and content to be installed without taking the user out of their Internet browser.

            o b3d Reporting - a reporting technology used to analyze, in real time, the performance of content, particularly advertising banners, produced using b3d Studio.

SALES, MARKETING AND DISTRIBUTION OF OUR TECHNOLOGY

        We have engaged the services of two outside consultants whose primary responsibilities are to promote and sell our technology. Senior management is also marketing and promoting the advantages of our b3d products. We are marketing our rich media advertising solutions to advertising agencies, third party advertising representative firms and directly to advertisers. We are also marketing our content authoring tools to production companies, including those that participated in a beta test of the tools during 2000. Animation content generated using b3d Studio can be applied to the production of training, artistic rendering, educational, architectural, engineering, e-commerce, and other solutions that require animation. We believe that broad use of our tools in the creation of animated content will encourage greater use of the Digital Projector, and establish broader demand for our ad serving technologies.

        We generally charge a fee to our clients for the production of Brilliant Banners, which we outsource to third party production firms at a cost that generally equals the fee we receive from our client. Consequently, the production of Brilliant Banners is not profitable for us. We also receive sales commissions from the publishers of web sites on which we place Brilliant Banners advertisements. Our long-term strategy, however, is to derive revenue by licensing our ad-serving product, which is required to serve Brilliant Banners. Our ability to derive significant licensing revenue, however, depends in part on the market's acceptance of the Brilliant Banner as viable rich media advertising solution.

CONTENT PRODUCTION TOOLS

        We have developed several integrated proprietary software tools that enable us to produce Internet-ready, high-quality animated content.

        B3D STUDIO AND B3D STUDIO PRO. b3d Studio is the centerpiece of the content development and production process. b3d Studio is an object-oriented environment that collects and integrates source files from ScripNav and TalkTrack with graphics, sound and animation, and makes them available for lay-up, editing and final output. ScripNav was developed specifically for the writing of complex, interactive 3D animated content, including our MultipathTM Movies and interactive banner ad scripts. It is used to compose, edit and finalize a script using a commercially available word processing package. It provides for the insertion of various subplots into scenes in order to adapt the script to the interactive format of the MultipathTM Movie, game or online banner ad. TalkTrack automatically synchronizes a character's lip movements with corresponding dialogue tracks. TalkTrack does this by examining wave files and generating output files that contain references to the appropriate mouth shapes. TalkTrack allows for low cost modification of the animated content to any language without the awkward appearance of dubbed movies. b3d Studio provides a multi-window editing environment in which the developer can preview, analyze and edit the final product. b3d Studio includes a Shot Based Editing System that enables movie "clips" to be incorporated into a scene. It also allows cuts and edits to take place, as in a traditional film environment. For example, the specific scene data (sets and props) can be loaded into memory and viewed from different camera positions.

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

        DIGITAL PROJECTOR. The Digital Projector contains all the necessary components to load and play b3d animations or any animation files that have been designed using our b3d technology. The Digital Projector is the software engine that the system uses to play everything from a Brilliant Banner to a music video to a MultipathTM Movie, each produced in our b3d format, and is generally the only software tool that we must continually modify to permit the b3d content to be adapted to new platforms. The Digital Projector was developed exclusively for the PC. Presently, we have no intention of developing the Digital Projector for use on other platforms.

        In addition to our proprietary software tools and engines, we and other b3d content producers use certain commercially available sound and graphics tools in the production process.

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

            o   Educational programming

            o   Sports instruction

            o   Personal online persona

            o   Virtual reality content applications and environment management

B3D STUDIO TOOLS ADVANTAGES

        We believe our b3d technology is one of only a few known methods for creating high-quality linear and interactive programming for the Internet, traditional television broadcasting, DVD and CD-ROM utilizing a single production process. Our current b3d technology offers the following significant advantages over competing rich media or 3D real time animation technologies:

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

        SCALES WITH INTERNET BANDWIDTH. Our Digital Projector can automatically detect Internet bandwidth and selects the best-quality soundtrack and textures that can be streamed within this bandwidth.

This is superior to those competing products, which offer bandwidth scalability, but generally require the user to manually select their bandwidth requirements.

        LOW SERVER IMPACT. The continuous stream of video data served on demand to viewers worldwide continues to present a significant challenge. In contrast, much of the data required to view b3d files resides on the user's computer. Consequently, less data is required to be streamed to the user while the content plays. In addition, b3d files compress to under 10% of a similar video advertisement.

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

            o ANIMATORS. While using our b3d Studio plug-in for Maya and 3D Studio Max, animators using these popular 3D design packages can quickly and easily output their work as a small b3d file and play it on a web page in a full screen window with high clarity.

            o ADVERTISERS. The current standard advertising mechanism features silent, animated Graphics Interchange Format (GIF) files. Our technology allows for the use of real-time, 3D-based banner advertisements with animated graphics and streaming sound. More significantly, b3d advertisements are interactive. We believe that interactive advertisements improve the likelihood that viewers will be interested in the ads, remember the product being advertised and are more likely to click on the ads. We believe that b3d created ads will be desirable to web site operators, who will encourage their use, because of the greater effectiveness of the ads.

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

THE B3D INSTALLER

        We have developed installation technology that enables our Digital Projector and content to be installed without taking the user out of their Internet browser. The installer works in conjunction with encrypted installation scripts and a backend database to manage objects on the user's PC and to synchronize assets on the user's PC with those on the server. This will enable the future integration of e-commerce components into content and enable content to be updated on a regular basis. For instance, in a virtual shopping application, with each visit to the virtual supermarket, the Installer will detect objects and automatically update the user's PC with the files required to display items in the order pre-determined by the vendor.

PENDING PATENTS

        The technology involved in creating and maintaining a state-of-the-art tools suite represents a significant barrier to entry for new and less technologically advanced competitors. We have eight pending patents with respect to our tools suite, which, if issued, will include the following subject areas:

            o Streaming Internet Data -- This patent application describes a method of streaming data over the Internet for real time playback of 3D animated interactive movies.

            o Automated Lip Sync -- This patent application describes how mouth shapes are created by lip sync recognition algorithms and applied to 3D objects as gestures.

            o Controlling 3D Object Gestures -- This patent application describes a method of assigning and applying gestures to 3D animated objects.

            o Preloading, Caching and Look Ahead of Internet Streamed Data -- This patent application describes a method of storing multiple files within a single file for interactive streaming of 3D animation data.

            o Real Time Scalability of Real Time 3D Graphics -- This patent application describes the method of creating and playing back animated content such that the content scales with available playback CPU power and available Internet bandwidth.

COMPETITION FOR OUR RICH MEDIA AD FORMAT AND SOFTWARE TOOLS

        The market for products and services in the online advertising industry is very competitive. We expect this competition to continue to increase because there are low barriers to entry as well as expected industry consolidation. We believe that our ability to compete depends on many factors, some of which are beyond our control, including the following:

            o Enhancements to existing ad serving solutions developed either by us or our competitors;

            o New ad serving solutions developed by our competitors with superior attributes;

            o   Our ability to provide adequate support for our customers;

            o   Our sales and marketing efforts;

            o Patents granted to competitors which may limit our ability or our partners' ability to compete in certain ad markets or to use certain techniques;

            o   Market acceptance of our Brilliant Banner; and

            o   General improvement in the online advertising environment.

        There are a number of companies that provide ad serving services, including many which are focused on establishing their format as the de facto standard for ad serving on the Web, including DoubleClick, Inc., Engage, Inc. (through its Accipiter product), and Real Media (a unit of 24/7 Real Media).

        We compete for Internet advertising revenues with large Web publishers and Web portals, such as AOL Time Warner, Microsoft Corporation and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.

        We expect the market for rich media advertising technologies to grow given that consumer response to, and thus the value to advertisers of, two dimensional, static GIF banner ads on the Internet has declined rapidly. The decline in value of 2D GIF advertisements has caused both large and small web advertisers to seek viable alternatives. Rich media alternatives, including Brilliant Banners, are being considered by advertisers and web site operators as solutions to 2D GIF banner advertisements, where the standard click through has declined to less than one half of one percent. We believe our principal competitors in the delivery of rich media advertisements are those vendors whose technologies, like ours, have received the Rich Media Silver Vendor certification from DoubleClick, Inc. These vendors include Enliven, Unicast, eyeblaster, eyeReturn and Poindexter. We are at a competitive disadvantage to many of our competitors because their rich media advertisements can be viewed without special software programs, unlike our Brilliant Banners, which can only be viewed by users who have previously downloaded our Digital Projector. Given that Brilliant Banners and other forms of rich media advertisements are performing much better than 2D GIF advertisements, we believe additional competitors will enter the rich media advertisement market.

        The markets for our content production software tools are competitive and subject to rapid change characterized by both the constant demand for new product features at reduced prices and the pressure to accelerate the release of new features and tool enhancements. Companies competing in this market include established companies like Macromedia, Inc., Adobe Systems, Inc., Pulse Entertainment, Inc. and Viewpoint Corporation. Certain of our competitors are focused on two-dimensional technologies as can be seen in the Macromedia FLASH toolset, while others offer three dimensional animation. We expect additional competitors to enter the market as the demand for Internet-ready content increases.

                       CONTENT PRODUCTION AND SYNDICATION

        We built our content production and syndication businesses and associated technologies in part to increase the use and availability of our Digital Projector. Viewers watch Brilliant Banners, music videos, animations, MultipathTM Movies (movies produced with multiple endings, depending on the "path" chosen by the user) and other b3d-produced content using the Digital Projector, which resides on a user's hard drive. Increasing the installed base of Digital Projectors increases the number of users who are able to view b3d-produced content, such as Brilliant Banners, which makes b3d content more appealing to advertisers as well as content developers who may be inclined to license our tools.

        Historically, our Digital Projector distribution strategy has been to create appealing entertainment content, such as our MultipathTM Movies and music videos, and syndicate that content to third party web sites for viewing by computer users. The initial viewing of the content would initiate a download of our Digital Projector. This strategy was only moderately successful, requiring expensive and time consuming production of entertainment content and resulting in approximately four to five million actively installed Digital Projectors at June 30, 2001. Commencing in September 2001, we changed our Digital Projector distribution strategy and began bundling our Digital Projector with downloads of Sharman Networks' KaZaA Media Desktop and StreamCast Network's Morpheus network. Due to the popularity of these file-sharing networks, at December 31, 2001, we estimate that our Digital Projector had been distributed to tens of millions of users as additional P2P connected computers and other users have accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player and StreamCast Networks has discontinued its distribution. The weekly downloads of the KaZaA Media Desktop and, consequently, our Digital Projector continued to average approximately two million during January and February 2002, and can be initiated from both the home page, www.kazaa.com, and from the web site www.download.com, operated by CNET Networks, Inc. Due to the success of this distribution channel, as well as the fact that our internal content production facilities were operating on a negative cash flow basis, we are no longer pursuing content production and syndication as a primary means for distribution of our Digital Projector.

        We also pursued our content production and syndication business to generate revenue by sharing advertising revenues with syndication partners displaying our content. Because of the significant decline in advertising revenues generated by "content only" web sites, who were our primary syndication partners, we have also discontinued pursuing this business.

        Due to these changes in our business strategies, in 2001 we eliminated our internal production of 3D animation and substantially reduced our syndication of existing content. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company. We now outsource the production of b3d content, primarily Brilliant Banners, to a number of facilities in the United States and overseas that have already licensed our tools. It is our intention to expand the number of third parties capable of creating Brilliant Banners, including the production departments of advertising agencies.

CONTENT PRODUCTION

        Historically, we developed a broad range of b3d animation designed to appeal to a variety of viewer demographics. We placed greater emphasis on using characters from familiar licensed content in order to aid our online technology distribution efforts. Some of our previous production efforts included the development of titles in the following categories:

        MUSIC. Through our Digital Hip Hop venture, we produced animated, online music videos for top selling artists from Island Def Jam (a subsidiary of Universal Music Group), Priority Records and DreamWorks Music, some of which may still be viewed at web sites operated by these companies.

        MULTIPATHTM WEBISODES. Our MultipathTM Movie webisode series, including SUPERMAN, ACE VENTURA, XENA: WARRIOR PRINCESS and KISS IMMORTALS, among others, were made available by our syndication partners. Warner Bros. Online continues to make available the Superman series, which may generate future revenue for us depending on the success of Warner's internal sales team to sell the available advertising space.

        CHOOSE YOUR OWN NIGHTMARE SERIES. The CHOOSE YOUR OWN NIGHTMARE series of MultipathTM Movies were targeted to children, eight to twelve years of age. All of these titles are based upon Bantam Doubleday Dell's popular children's book series, CHOOSE YOUR OWN ADVENTURE and CHOOSE YOUR OWN NIGHTMARE.

        MULTIPATHTM MOVIES FOR KIDS. MultipathTM Movies for Kids were targeted to children three to twelve years of age. The first title we developed was QUEST FOR THE WOOLLY MAMMOTH, followed by THE SUNKEN TREASURE and THE RESCUE, all featuring Popeye.

        We are now focused on the production of rich media advertising banners, primarily through outsource agreements with third party production companies which have already licensed our software tools. We believe that the superior performance of rich media advertisements as compared to traditional 2D GIF advertisements will drive the demand for our Brilliant Banners. The rich media components of our Brilliant Banners include sound and high quality animation, which serve to increase click through rates and increase the efficiency of the advertising message being delivered, making Brilliant Banners significantly more saleable and at higher prices than 2D GIF advertisements.

        We announced in July 2001 that Warner Bros. Online ordered an additional 30 webisodes of The MultipathTM Adventures of SUPERMAN. In December 2001, however, the production agreement with Warner Bros. was terminated after the delivery of the first 12 additional webisodes, which Warner Bros. began making available on Warner Bros. Online in February 2002. This brings the total number of SUPERMAN webisodes ordered and delivered to Warner Bros Online to 57.

CONTENT DISTRIBUTION

        Historically, we distributed our MultipathTM Movies, animated music videos and other entertainment content through a network of syndication partners, including:

        WARNER BROS. ONLINE. Warner Bros. Online continues to feature our content. Our SUPERMAN MultipathTM Movie Webisodes are on the Warner Bros. Online website. Previously Warner Bros. Online also displayed some of the other selected MultipathTM Movie content, including KISS IMMORTALS, XENA: WARRIOR PRINCESS and the CHOOSE YOUR OWN NIGHTMARE series, as well as hosted some of the web videos we produced including Li'l Romeo.

        YAHOO!. We entered into a content distribution and promotional agreement with Yahoo! Inc. Through the agreement, we provided 3D animated programming based on, and co-produced in conjunction with, the popular rock band KISS as part of our KISS IMMORTALS series. In addition to making the KISS Webisodes available on Yahoo! Entertainment, we developed a customized, co-branded version of our 3-D Digital Projector, which linked to other properties on the Yahoo! network, including Yahoo! Shopping and Yahoo! Music.

        STUDIOS USA. We entered into an agreement with Studios USA to place 3D animated content on their Web sites including SCIFI.COM, USANetwork.com and StudiosUSA.com. We shared in the advertising revenue generated by the Webisodes placed on their sites and the other third party broadcast sites, if any, to which Studios USA syndicated.

        VH1. We entered into a revenue share distribution agreement with VH1 whereby the KISS IMMORTALS series was featured on their website - VH1.com.

        ROAD RUNNER. We entered into a non-exclusive agreement with Road Runner, the high-speed online service, whereby some of our content was distributed and promoted to Road Runner subscribers. We also participated in Road Runner's off-line marketing and promotions campaign, and our content was promoted within the Road Runner Service.

        While we have ceased to produce new entertainment content, some existing content is still available on some syndication partner web sites, including SUPERMAN, and XENA: WARRIOR PRINCESS, as well as the animated music videos of artists JA RULE, DMX, LI'L ROMEO and REDMAN/LADY LUCK. This content is available on web sites operated or controlled by Warner Bros. Online, Roadrunner and Universal Music Group. Revenue, if any, is split with the distribution partner according to various deal structures, many of which are traffic dependent.

DIGITAL HIP HOP

        We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produced and distributed full screen animated music videos and other content primarily for Internet and broadband distribution. Digital Hip Hop produced animated music videos for top selling artists including JA RULE, SUM41, LUDACRIS, DMX, REDMAN/LADY LUCK and LI'L ROMEO pursuant to production agreements with the record labels (Island Def Jam, DreamWorks Records, Priority Records, and others). As our internal costs typically exceeded the agreed upon production fees, our strategy was to recapture the differential with our share of the ad revenue, as well as gain an additional means of distributing our Digital Projector. The distribution of our Digital Projector was only partially successful, and our portion of the ad revenue fell short of our projections.

        During the fourth quarter of 2001, we discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous partners request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, many of whom are currently producing Brilliant Banners, and charge a fee for overseeing the project.

SALES AND MARKETING OF OUR B3D CONTENT

        We have discontinued all sales and marketing of our MultipathTM Movies and music videos, which historically were a primary focus of our sales and marketing efforts. We continue to market Brilliant Banners with our ad serving and b3d authoring tools. To facilitate the broad acceptance of our rich media banners and software tools, we are pursuing a strategy that includes the following elements:

        ADVERTISING. We are actively promoting advertising impressions, known as inventory, for sale on Sharman Networks' KaZaA Media Desktop. We are promoting this inventory through third party advertising rep firms such as Interep, Advertising.com and DoubleClick's media division; directly to potential clients; and to ad agencies which represent advertising clients. Our marketing position is that Brilliant Banners perform better than regular 2D GIF banner ads and can be sold at higher CPM prices. We are generally charging a fee for the banner ads and coordinating their production. These fees are offset by the expenditures to the outside production firms actually doing the work, and as such, the production is not profitable for us. Long term, we intend to derive our revenue through the licensing of our ad serving product, which is required for the serving of Brilliant Banners. We are also receiving a sales commission from the web publishers, including KaZaA, if advertising is placed on their web sites due to our direct efforts (which we are doing as an additional means of promoting our Brilliant Banner rich media ad format).

        DVD RETAIL CHANNEL. We began a limited release of selected MultipathTM Movie titles to the DVD market in the fourth quarter of 2000 pursuant to a March 1999 agreement with SlingShot, Inc., a special purpose DVD publisher and distributor. Additional titles may be released into the market in 2002, however it is unlikely that other DVDs will be developed in the future, as our DVD title have met with very limited success in the market.

OUR OTHER DIGITAL ANIMATION AND INTERNET BUSINESSES

        E-BRILLIANT. In February 2000, we entered into a joint venture with e-New Media Company Limited, a Hong Kong-based telecommunications, information services and Internet company. Pursuant to our agreement, e-New Media opened and agreed to fund a 3D animation studio in Singapore, known as e-Brilliant Pty. Limited, which was dedicated to the creation of interactive animated content for the converging multi-media markets in Asia. In November, 2001 e-Brilliant ceased operations due, in part, to e-New Media's decision to stop funding the studio.

        THE AUCTION CHANNEL. In July 1999, we acquired Trojan Television Limited. Trojan Television Limited was a London-based company doing business as The Auction Channel. Founded in 1996, The Auction Channel integrated live satellite, cable TV and Web broadcasts of auction events conducted by auction houses, allowing participants to watch events on television and the Internet, and use the Internet or their telephone to bid simultaneously with people actually present at the auction house. In late 2000, we decided to sell The Auction Channel. The Auction Channel has been accounted for as a discontinued operation in fiscal 2001 pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. On April 30, 2001, we sold substantially all of the assets of The Auction Channel to Metro Channels, LLC and closed The Auction Channel's New York and London offices.

                                  ALTNET, INC.

        In February 2002, we formed Brilliant P2P, Inc., later renamed Altnet, Inc., to create a private, secure, peer-to-peer network utilizing existing, proven technology to leverage the processing, storage and distribution power of a peer-to-peer network comprised of tens of millions of users. Altnet intends to license commercially available digital rights management technology to protect against infringement of the proprietary rights of the owners of the content distributed over the Altnet network. Altnet licensed the peer-to-peer technology necessary to operate the network from Blastoise, Ltd. doing business as Joltid. Blastoise is owned and operated by the developers of the FastTrack P2P technology, the underlying technology which operates the KaZaA and Grokster P2P networks. Blastoise owns the rights to the FastTrack technology. Pursuant to our agreement, Blastoise acquired 49% of the outstanding common stock of Altnet.

CREATION OF THE ALTNET NETWORK

        Peer-to-peer computing is the sharing of computer resources and services by direct exchange between computer systems, and not through a central server. Peer-to-peer computing applications include the exchange of digital files and other information, processing cycles (the cycles by which data is processed in the central processing unit of a computer), cache storage (temporary storage of files in the central processing unit of a computer), and disk storage. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access the collective power of individual computers to benefit the entire enterprise. Millions of computers are logged onto the Internet at any given time, each with excess processing power, excess storage capacity and unused bandwidth. Through Altnet, we intend to create a private peer-to-peer network to enable our clients to access and utilize this excess processing power, storage capacity and unused bandwidth for multiple applications.

        To develop the Altnet private peer-to-peer network, each computer that comprises the network must be equipped with a software program. To distribute the program, we bundled it in a package, that we call ALTNET SECUREINSTALL, with our Digital Projector. Pursuant to an agreement with Sharman Networks, SecureInstall, along with the Digital Projector, is being downloaded as part of Sharman Networks KaZaA Media Desktop, which has consistently been averaging in excess of two million downloads per week since we began bundling our software in the fall, 2001. The basis of the SecureInstall is our b3d Installer technology. The Installer technology connects to file servers, P2P networks and ad servers, via "connectors", for the purpose of distributing files across the network. These "connectors" consist of small amounts of JavaScript code plus small, encrypted install scripts used by the Installer. These components help facilitate the delivery of files - ad banners, music files, documents, software files, etc. - across the network. Apart from facilitating Altnet SecureInstall connectivity, the Installer is a full-fledged software installation system, with key features including file compression, file patching and file encryption. The file compression reduces download sizes, the file patching allows software updates to be made available as 'patches' rather than full downloads, and file encryption provides protection from tampering for files on the network, even if they are on the hard drives of thousands of user's PCs connected to a P2P network.

        To maximize the efficiency of the Altnet network, selected users with higher than average processing power, significant free space on their hard drives and broadband connectivity to the Internet, will first be engaged by Altnet to become main hubs on the network. We refer to each of these hubs as a qualified PC, or QPC. We intend to enter into an end user agreement with the owner of each QPC pursuant to which we will compensate the owner for access to and use of their computers while logged onto the Internet. We have yet to finalize the terms of compensation, however we anticipate it will be a combination of non-cash components, which may include gift certificates, products and/or access to video content, and we expect to initiate this process some time in Q2 2002. QPCs will also be segmented based on geographic region and functionality to balance the demands on the network, thereby spreading evenly across the network the services to be provided.

        A significant feature of the Altnet network is its ability to communicate with FastTrack technology already installed on desktops worldwide. Tens of millions of search requests each day are being made on the FastTrack Network via the KaZaA Graphical User Interface (GUI). These search requests can be intercepted by Altnet and returned to the FastTrack Network and displayed in the KaZaA GUI such that secure content provided via Altnet can be made visible to KaZaA users. Altnet has reached an agreement with Sharman Networks to allow Altnet search results to propagate in the KaZaA GUI and Sharman Networks has indicated its intent to work with Altnet and Altnet's customers to highlight secure search results so as to increase the popularity of the underlying content.

        Our longer-term goal is for Altnet, through multiple client relationships, to be the next advancement in distributed bandwidth, storage and computing. Currently, distributed storage and computing companies, such as Akamai, operate as content delivery network service providers, whereby their services improve the speed, quality, reliability and scalability of Websites by delivering the Web content and applications of their customers, through a distributed worldwide network of servers, to a server geographically closer to end users. Altnet intends to go the next step, which is directly to the end user in a private, peer-to-peer network.

ALTNET SERVICES

        We intend to market Altnet's peer-to-peer services in three main areas:
Network Services, Distributed Storage and Distributed Processing.

        NETWORK SERVICES - Altnet's Network Services will be marketed as money saving, enterprise solutions to companies that spend significant amounts on Internet bandwidth and infrastructure for the following applications:

            o   File downloads from web sites or servers;

            o Content distribution, including "push" (where content such as music, movies, news, sports or weather, is automatically "pushed" to the user) and cached on their PC;

            o   Ad serving;

            o   Content backup; and

            o   Video messaging/conferencing.

        An example of Network Services is ad serving. When a user opens a new Web page, and the banner ad which appears on that page is delivered by a third party ad serving company, such as DoubleClick, the third party ad serving company incurs infrastructure, management, bandwidth and processing costs for every single banner ad which gets served. Often times, the same ad gets "served" millions of times each month. Using Altnet's proposed solutions, all of those ads could be delivered to the users via the Altnet network, thereby saving costs for third party ad serving companies.

        Users of the network will benefit because QPCs, acting as hubs, will reduce latency and increase processing performance by having the files requested by one user delivered by another user who (a) already has the file, and (b) is geographically located close to the requesting user. Similar to companies that have a worldwide, distributed network of servers, we intend to utilize intelligent load balancing traffic management instructions to spread the file distribution demands on the network and not overload any one particular region. Additionally, the network will utilize commercially available digital rights management (DRM) software (software which provides the means of protecting audio and video files by encrypting the files and only allowing users to play the files after they have obtained a license key) to enhance the safety, security and legitimacy of Altnet's users. Copyright and trademark protection will be central to the Altnet service and we will not launch the network for commercial purposes until the DRM software we choose is satisfactory to our users and fully protects the rights of the file owners.

        DISTRIBUTED STORAGE - Distributed storage services include the storage, management, protection and sharing of electronic information used for electronic commerce, data warehousing and transaction processing. Altnet's Distributed Storage services will be marketed to companies that are currently servicing these markets. Altnet does not intend to develop the expertise to compete with companies in these sectors, rather Altnet will focus its efforts on servicing companies that have a requirement to access P2P networks in order to carry out their storage applications. Some of the better-known companies in this industry are Scale Eight, Zambeel, EMC, Brocade and X-Drive. Other more advanced projects like "Ocean Store" point to particular solutions based around Nomadic Data concepts that reflect a potentially promising future for massively scaleable redundant networks like Altnet. By leveraging the excess storage capacity on the Altnet network, we believe, in certain storage market segments, Altnet can generate significant storage cost savings for its clients, a portion of which may be earned by Altnet as consideration for its services.

        DISTRIBUTED PROCESSING - Distributed processing services work by taking large tasks and dividing them into many smaller tasks, all of which are disseminated to many computers running simultaneously via a network such as a private corporate network, or the Internet. After the tasks are processed via individual computers, the data is transmitted back to a central server, which assembles the results. Altnet's Distributed Processing services will be marketed to companies currently in the high performance computing field, as well as the performance testing/measurement areas. Altnet does not intend to develop the expertise to compete with companies in these sectors, rather Altnet will focus its efforts on servicing companies that have a requirement to access P2P networks in order to carry out their services. The leaders in this space are IBM,

Parabon and United Devices. Similar to Altnet's Distributed Storage business, Altnet intends to earn a portion of the cost savings realized by its customers as consideration for its Distributed Processing services.

SALES AND MARKETING OF ALTNET'S SERVICES

        We currently intend to market Altnet's services by first engaging consultants to approach current providers of network services whom we have targeted as potential clients. Revenue may be derived from several key areas, with the initial focus on companies wishing to distribute files to large volumes of people at very low bandwidth costs. These customers include content owners using the Internet to promote movies (trailers), samplers and demo or freeware products. In addition, potential clients include ad serving companies, such as DoubleClick, and companies that specialize in providing streaming and caching services, such as Akamai and Inktomi Corporation. The same consultants will ultimately approach a target list of clients in the distributed processing and distributed storage markets such as Scale Eight, Zambeel, Data Synapse, United Devices, X-Drive and Brocade. Our overall sales and marketing strategy is to approach the leaders in their respective industries and promote Altnet as a potential money saving service. Provided we have success with using consultants, we intend to recruit and hire a small, dedicated sales staff.

COMPETITION FOR ALTNET'S SERVICES

        There are a number of peer-to-peer, file sharing companies in existence, and several have either launched or are planning to launch business competitive with the services to be offered by Altnet, however widespread distribution remains a significant barrier to success. These companies include Red Swoosh, Blue Falcon, Kontiki, Evernet, Uprizer and numerous others. Additionally in the file sharing market, StreamCast Networks, iMesh, Bear Share, Lime Wire, Grokster and KaZaA are all potential competitors to the services Altnet plans to introduce. Further, there are a number of companies in the distributed computing market, many which are well known and well capitalized. Specifically, in the ad serving sector of Network Services, DoubleClick, Inc. and 24/7 Real Media provide ad serving services, have a much longer operating history than Altnet and each have sufficient capital to continue operating. Companies in the streaming/caching industry include Inktomi and Akamai, both of which have longer operating histories than Altnet and adequate capital to continue operating. In the Distributed Processing services industry, the leader is IBM, the well-known, blue-chip corporation. Others include United Devices, Data Synapse and Parabon. In the Distributed Storage field, the most notable competitors may be EMC and Brocade. In the event that Altnet is successful in its initial efforts, we anticipate that some or all of these companies will increase their respective capital development expenditures to protect their position in their respective industries. Each of these companies either has adequate capital reserves or access to the capital markets to fund an expansion or initiative that would protect its position. Additionally, industry consolidation is expected. As such, if one or more of these companies were to merge, their collective resources would significantly exceed Altnet's and would allow them to pursue positions, which may be to the detriment of Altnet.

ALTNET'S COMPETITIVE ADVANTAGE

        We believe that Altnet is well positioned to compete effectively with companies currently providing distributed computing services. The software necessary to operate Altnet's peer-to-peer network has been installed on tens of millions of computers worldwide, and additional computers are added with each successive download of the KaZaA Media Desktop, providing a competitive advantage over other P2P competitors that have not achieved similar success in mass distribution of their software application. Altnet intends to "turn on" the network by first engaging, through end user licensing agreements, a critical mass of users who will act as QPCs, then engaging other users with lesser performing computers, ultimately accessing tens of millions of users. Altnet's ability to communicate with FastTrack technology already installed on desktops worldwide also presents a significant advantage by allowing content owners the opportunity to associate their secure content with tens of millions of search requests made each day via the KaZaA GUI.

ALTNET'S UNPROVEN BUSINESS MODEL AND FINANCIAL RISKS

        Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful. Its success will depend, in part, on the following:

            o our ability to establish relationships to formalize end user agreements with enough QPC owners to allow the network to work efficiently and effectively;

            o   acceptance by corporate customers of our services;

            o the technical viability of the commercially available DRM software we employ to protect the proprietary content that will pass through the Altnet network and will reside on network computers;

            o   our underlying peer-to-peer technology; and

            o our ability to raise the funding necessary to support the sales, marketing, research and development necessary to establish the business of Altnet.

                            RESEARCH AND DEVELOPMENT

        In fiscal years 2000 and 2001, we spent $3,855,000 and $1,892,000, respectively, on research and development. The costs decreased by $1,963,000 primarily due to a decrease in web development costs, research and development personal and overhead costs associated with our research and development efforts. In December 2001, we commenced the liquidation of Brilliant Interactive Ideas, Pty. Ltd., and formed Brilliant Digital Entertainment Pty. Ltd. for the purposes of continuing our research and development efforts in Australia. The result was we decreased the headcount in Sydney from 53 employees at December 31, 2000 to 7 employees at December 31, 2001.

        Presently, our research and development efforts are principally focused on the following tasks:

            o Developing technology to improve delivery and performance of Brilliant Banners;

            o Developing new b3d Digital Projector features, including new transparency overlays that allow banner ads to move outside the banner ad space and animate over the entire web page or desktop, plus new anti-aliasing features to provide improved visual quality of product representations and text within rich-media ads;

            o Enhancing the b3d tools suite, documentation and Digital Projector by increasing performance, and adding new interactivity features;

            o Developing enhanced Internet delivery capabilities of our content, including new content serving techniques, reduction of content file sizes though new compression technology, and streaming of animation data;

            o Providing a fully scalable reporting platform with multi-partner, multi-user login capability;

            o Providing additional integration and compatibility between our statistics and reporting functions and the reporting packages of DoubleClick and others, with the goal of making it as easy for any advertiser or web site to run a Brilliant Banner as it is for them to run a regular GIF campaign; and

            o Developing technology pursuant to our initiatives in the peer-to-peer market, through Altnet.

        We may determine to alter the course and scope of our research and development efforts and to abandon any one or more of these projects. As is the case with most research and development efforts, there can be no assurance that our research will prove to be successful or result in commercially viable developments.

                                  OUR EMPLOYEES

        At December 31, 2001, we had 18 full-time employees, of which 7 were engaged in research and development, 1 in production, 6 in general administration and finance and 4 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of 6 independent consultants, 1 in software development, 3 in administrative and business development roles and 2 in sales and marketing pursuant to contractual relationships. Eleven employees, including the Chief Executive Officer/President, and the Chief Operating Officer/Chief Financial Officer are based in Woodland Hills, California. Seven employees operate out of a facility located in Sydney, Australia.

ITEM 2.    DESCRIPTION OF PROPERTIES

        Our corporate offices are located in Woodland Hills, California, with annual lease payments of approximately $83,000. Our research and development is conducted in Australia from premises that are leased on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any material litigation.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        Brilliant's Common Stock trades on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock
Exchange:


                                                        HIGH         LOW
                                                       ------       ------
          YEAR ENDED DECEMBER 31, 2000
              First Quarter........................    $13.88       $ 4.00
              Second Quarter.......................     10.88         4.75
              Third Quarter........................      4.88         3.25
              Fourth Quarter.......................      3.25         0.69

          YEAR ENDED DECEMBER 31, 2001
              First Quarter........................     $2.12       $ 0.65
              Second Quarter.......................      1.00         0.55
              Third Quarter........................      0.82         0.23
              Fourth Quarter.......................      0.60         0.15

        On March 22, 2002, the closing sales price of the Common Stock as reported on the American Stock Exchange was $0.13 per share. As of March 22, 2002, there were 76 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

        In October 2001, we agreed to issue to Consumer Empowerment B.V., a company organized under the laws of The Netherlands (former operator of the KaZaA network) warrants to purchase up to 150,000 shares of our common stock at an exercise price per share of $0.2710, which is equal to the ten (10) day volume weighted average price of our common stock for the ten (10) trading days prior to October 2, 2001. The warrants have a term of 36 months. The warrants will be issued to KaZaA in consideration for certain services provided by KaZaA pursuant to an agreement between Consumer Empowerment B.V. and the Company. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

        As reported in our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001, in May 2001, we sold to Harris Toibb, Europlay 1, LLC (an entity in which our Chairman has an ownership interest) and Preston Ford, Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of our Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). We sold these securities for an aggregate purchase price of $2,264,150. The Original Notes have a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at a conversion price of $0.706 per share. The Original Notes are secured by all of our assets and the assets of our subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. The Original Notes and the Original Warrants were amended in our recent financing transaction, as described below.

        On December 19, 2001, we entered into a financing transaction that was structured similarly to the financing we conducted in May 2001 and involved one of the same investors. In the December 2001 financing transaction, we sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes") in the aggregate principal amount of $750,000 (the "Principal Amount") and warrants (the "New Warrants") to purchase up to that number of shares of our Common Stock obtained by dividing 200% of the Principal Amount by the lesser of (i) $0.20, or (ii) the volume weighted average price of a share of our Common Stock on the American Stock Exchange, or any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. (Pacific Standard Time) on November 10, 2002 (we refer to items (i) and (ii) collectively as the "Conversion Price"). The New Warrants are exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at the Conversion Price. As with the May 2001 financing, the New Notes are secured by all of our assets and the assets of our two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

        As a condition to the New Notes financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the New Notes financing transaction. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of our Common Stock at the much lower Conversion Price for the New Notes. In addition, these original investors are able to exercise the Original Warrants at a price per share equal to 1.125 times the much lower Conversion Price.

        In connection with these transactions, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital each represented that they were an "accredited investor" as that term is defined under Rule 501(a)(4) of Regulation D promulgated by the SEC under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering

DIVIDENDS

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

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT, INC. FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

        Brilliant Digital Entertainment, Inc. is a developer of rich media advertising serving technologies, software authoring tools and content for three dimensional, or 3D, animation on the World Wide Web. During the third quarter of 2001, we began marketing and distributing our player, the "Digital Projector" (required for the playback of our rich media content and advertisements) through two large peer-to-peer, or P2P, networks, Sharman Networks, which operates the KaZaA network (formerly operated by Consumer Empowerment B.V.), and StreamCast Networks, which operates the Morpheus network. Previously, our primary method of distribution was through the bundling of the Digital Projector with our animation content which we syndicated to third party web sites. At December 31, 2001, we estimate that our Digital Projector had been distributed to tens of millions of users based on KaZaA's weekly downloads as reported on Download.com, as additional P2P connected computers and other users have accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player and StreamCast Networks has discontinued its distribution. We commercialize our technology in two primary ways. We license our rich media advertising server technologies to websites to enable the selling and serving of our proprietary rich media advertising format, and we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios and content developers interested in creating content for the Internet.

        We launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements perform better than GIF banners and may help reinvigorate certain online advertising campaigns. We license our rich media ad serving technologies, through our wholly-owned subsidiary B3D, Inc., to high traffic websites, including the P2P network, Sharman Networks, for the serving of Brilliant Banners. We are also introducing our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format. In November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc. This rich media certification was awarded after our technology passed the DoubleClick tests for functionality, impression tracking and click tracking.

        In February 2002, we formed Brilliant P2P, Inc., later renamed Altnet, Inc., to create a private, peer-to-peer network utilizing existing, proven technology to leverage the processing, storage and distribution power of a peer-to-peer network comprised of tens of millions of users. Altnet intends to license commercially available digital rights management technology to protect against infringement of the proprietary rights of the owners of the content distributed over the Altnet network. Altnet licensed the peer-to-peer technology necessary to operate the network from Blastoise, Ltd. doing business as Joltid. Blastoise is owned and operated by the developers of the FastTrack P2P technology, the underlying technology which operates the KaZaA and Grokster P2P networks. Pursuant to our agreement, Blastoise acquired 49% of the outstanding common stock of Altnet.

        Peer-to-peer computing is the sharing of computer resources and services by direct exchange between computer systems, and not through a central server. Peer-to-peer computing applications include the exchange of digital files and other information, processing cycles (the cycles by which data is processed in the central processing unit of a computer), cache storage (temporary storage of files in the central processing unit of a computer), and disk storage. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access the collective power of individual computers to benefit the entire enterprise. Millions of computers are logged onto the Internet at any given time, each with excess processing power, excess storage capacity and unused bandwidth. Through Altnet, we intend to create a private peer-to-peer network to enable our clients to access and utilize this excess processing power, storage capacity and unused bandwidth for multiple applications.

        We intend to commercialize Altnet through licensing agreements for Altnet's three main services: Network Services, Distributed Storage and Distributed Processing.

        We have licensed some of the world's best known characters for the production and web distribution of episodic animations, called MultipathTM Movies, that include SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA, and have produced animated music videos of top selling artists including Ja Rule, Ludacris, DMX and Li'l Romeo. These full-screen productions, developed using our proprietary suite of b3d software tools, have small files for faster download relative to full video files. Currently we distribute our animated content through Internet syndication partners including Warner Bros. Online, Roadrunner and selected sites from the Universal Music Group.

        In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

DIGITAL HIP HOP

        We entered into an agreement with Russell Simmons and Stan Lathan that provided for the formation of Los Angeles-based Digital Hip Hop, Inc., a joint venture production studio headed by Stan Lathan. Digital Hip Hop produced and distributed full screen animated music videos and other content primarily for Internet and broadband distribution. Digital Hip Hop produced animated music videos for top selling artists including JA RULE, SUM41, LUDACRIS, DMX, REDMAN/LADY LUCK and LI'L ROMEO pursuant to production agreements with the record labels (Island Def Jam, DreamWorks Records, Priority Records, and others). As our internal costs typically exceeded the agreed upon production fees, our strategy was to recapture the differential with our share of the ad revenue, as well as gain an additional means of distributing our Digital Projector. The distribution of our Digital Projector was only partially successful, and our portion of the ad revenue fell short of our projections.

        During the fourth quarter of 2001, we discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous partners request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, many of whom are currently producing Brilliant Banners, and charge a fee for overseeing the project.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for bad debts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is quite limited, as we have adequate time to process and record actual results from operations.

RESULTS OF OPERATIONS

        REVENUES. Production fees are paid by customers in exchange for our development of animated content, including banner ads, in accordance with customer specifications. The development agreements generally specify certain "milestones" which must be achieved throughout the production process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone.

        Revenues, which are earned from the sale or licensing of our software tools, are recognized when the sales or licensing agreements are entered into. If the agreement covers a period in excess of one year, the revenue associated with this agreement is recognized on a straight-line basis over the life of the agreement.

        Advertising revenues, which are earned revenues from the placing of our content on third party web sites, are recognized when the third party accounts to us. Ad server licensing revenues are recognized when we invoice the licensee, which usually occurs after the terms of the advertising campaign insertion order are fulfilled.

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

        Revenues increased 76% from $1,030,000 for the year ended December 31, 2000 to $1,816,000 for the year ended December 31, 2001. The increase is primarily due to (i) the increase in production fees related to the production of animated music videos by Digital Hip Hop, (ii) a full year of revenues recognized through our distribution and technology agreements with e-New Media, and (iii) an increase in advertising revenues. The increase was partially offset by a decrease in software and DVD sales. Revenues for 2001 include $917,000 earned under a technology and distribution agreement with e-New Media, advertising and other revenues of $518,000, and production revenues of $381,000 for digital animated music videos. Revenues for 2000 include $612,000 earned under an agreement with e-New-media, advertising and development revenues of $309,000, and software sales of $109,000.

        COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs, including salaries and benefits, and manufacturing overhead required to produce content, including MultipathTM Movies, animated music videos and banner ads, reproduce and package software products. Cost of revenues increased from $268,000 for the year ended December 31, 2000 to $463,000 for the year ended December 31, 2001. This represents an increase of $195,000, or 73%, which is primarily due to the development of animated music videos during 2001, at a cost of $352,000. This increase is offset by a reduction in software and motion capture costs in 2001 as compared to the prior year. Also adding to this increase, in 2001, we amortized $105,000 of royalty expense in connection with our licensing rights compared to $53,000 in 2000. In 2000, we fully amortized the remaining capitalized movie software costs of $158,000, for previously released titles, and incurred direct costs of $44,000 for software sales, and other development costs of $41,000.

        SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries and benefits, advertising, promotions, and travel. Sales and marketing expenses decreased $812,000 or 49% from $1,651,000 for the year ended December 31, 2000 to $839,000 for the year ended December 31, 2001. The decrease is primarily attributable to the reduction in outside sales and marketing consultants who had been retained to market the b3d tools. Also in 2001, we elected not to participate in the Siggraph trade show, which cost $264,000 in 2000. In 2001, we incurred $426,000 expense for warrants issued in connection with our agreement with Yahoo!, while incurring $596,000 in 2000.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased $86,000 or 2% from $4,324,000 for the year ended December 31, 2000 to $4,410,000 for the year ended December 31, 2001. Although there were cuts in some areas, overall expenses increased due to the addition of Digital Hip Hop, which contributed $572,000 to our general and administrative expenses.

        RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies and other 3D animated content. The costs decreased 51% from $3,855,000 for the year ended December 31, 2000 to $1,892,000 for the year ended December 31, 2001 primarily due to a decrease in web development costs, research and development personal and overhead costs associated with research and development. We decreased the headcount in Sydney from 53 employees at December 31, 2000 to 7 at December 31, 2001.

        DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased 11% from $319,000 for the year ended December 31, 2000 to $284,000 for the year ended December 31, 2001. The decrease is attributable to some fixed assets being fully depreciated and the disposal of other fixed assets.

        OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions, and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $179,000 in 2000 to a loss of $563,000 in 2001. The decrease is primarily due to a non-cash debt discount expense of $467,000 and interest expense of $118,000 in association with the financing agreement. Additionally, we wrote off $264,000 recorded as a loss on investment for the joint venture in Digital Hip Hop. This expense is partially offset by the increase in the trade export grant of $69,000.

        NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

        The Company recognized a gain of $327,000 in 2001 due to the sale of substantially all of the assets of The Auction Channel in April 2001.

LIQUIDITY, CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

        As of December 31, 2001, our cash and cash equivalents totaled approximately $185,000. This is a decrease of $3,216,000 as compared to December 31, 2000, resulting primarily from a net loss of $6,328,000.

        We primarily satisfied our cash needs in 2001 through the sale of Secured Convertible Promissory Notes and related Common Stock Purchase Warrants in the aggregate principal amounts of $2,264,000 in May 2001, and $350,000 in December 2001 with subsequent funding in 2002, of $400,000 tied to the December financing agreement. A detailed description of these notes is provided below. Also, see Notes 5, 7 and 14 to the Financial Statements.

        Cash flows from operating, financing and investing activities for the years ended December 31, 2001 and 2000 are summarized in the following table (dollars in thousands):

            ACTIVITY:                              2001          2000
            -------------------------           -----------   ----------
            Continuing Operations               $ ( 5,000)    $ (16,000)
            Discontinuing Operations            $ ( 1,000)    $   5,000
            Investing                           $      --     $  (1,000)
            Financing                           $   3,000     $  12,000

        Net cash of $5,397,000 used in operating activities during the year ended December 31, 2001 was primarily attributable to a net loss from continuing operations of $6,635,000 partially offset by the sale of substantially all of the assets of The Auction Channel and subsequent closure of the London and New York offices. This is compared to a net use of cash in 2000 of $10,590,000 attributable primarily to a net loss of $21,916,000.

        Net cash used to purchase computer equipment amounted to $23,000 in 2001 as compared to $760,000 in 2000. In 2001, cash of $73,000 was used in financing activities for the repayment of notes for the financing of office furniture and computer equipment, and financing costs related to our Director's and Officer's insurance. In 2000 we paid $76,000 on the repayment of notes for the financing of office furniture and computer equipment.

        We have an obligation under our agreement with Morgan Creek to fund entirely the development of two MultipathTM Movies, the first of which, ACE VENTURA CD-ROM, was developed and shipped in the fourth quarter of 1998. The second project has not been identified yet. We have an obligation under our joint venture agreement with KISS Digital, LLC to fund 75% of the development of a MultipathTM Movie up to $900,000. As of December 31, 2000 we had contributed $917,000 to the project. We do not expect to contribute additional funds to this project. We also are required as of December 31, 2001 to make minimum payments of $37,000 under various licensing agreements.

        At December 31, 2001, we had rental commitments for our office facility of $90,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $54,000 and $31,000 payable over the next 2 years. Our contractual obligations are as follows:

                        CONTRACTUAL          TOTAL       LESS THAN      1-3
                        OBLIGATIONS                       1 YEAR       YEARS
                  Capital Leases            $85,000       $54,000     $31,000
                  Operating Lease           $90,000       $83,000     $ 7,000
                                           ----------   -----------   --------

                  Total Cash Obligations    $175,000     $137,000     $38,000
                                           ==========   ===========   ========


        As reported in our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2001, in May 2001, we sold to Harris Toibb, Europlay 1, LLC (an entity in which our Chairman has an ownership interest) and Preston Ford, Inc. secured convertible promissory notes (the

"Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of our common stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). We sold these securities for an aggregate purchase price of $2,264,150. The Original Notes have a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our common stock at a conversion price of $0.706 per share. The Original Notes are secured by all of our assets and the assets of our subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. The Original Notes and the Original Warrants were amended in our recent financing transaction, as described below.

        On December 19, 2001, we entered into a financing transaction that was structured similar to the financing we conducted in May 2001 and involved one of the same investors. In the December financing transaction, we sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes") in the aggregate principal amount of $750,000 (the "Principal Amount") and warrants (the "New Warrants") to purchase up to that number of shares of our common stock obtained by dividing 200% of the Principal Amount by the lesser of
(i) $0.20, or (ii) the volume weighted average price of a share of our Common Stock on the American Stock Exchange, or any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. (Pacific Standard Time) on November 10, 2002 (we refer to items (i) and (ii) collectively as the "Conversion Price"). The New Warrants are exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at the Conversion Price. As with the May 2001 financing, the New Notes are secured by all of our assets and the assets of our two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

        As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the New Notes and New Warrants. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of our common stock at the much lower Conversion Price for the New Notes. In addition, these original investors are able to exercise the Original Warrants at a price per share equal to 1.125 times the much lower Conversion Price from the December 2001 financing.

        In support of the December 2001 financing transaction, our Board of Directors sought and received an opinion from a reputable financial advisory firm that the financing transaction is fair to us and our stockholders from a financial point of view.

        The issuance of the additional shares of Common Stock pursuant to the terms of the 2001 financing transactions, if so issued, could result in a change in control of the Company. As of December 19, 2001, upon conversion and exercise of his notes and warrants, Harris Toibb would own approximately 68% of our issued and outstanding common stock, assuming a Conversion Price of $0.20. As a consequence, following the conversion and exercise by him of the promissory notes and warrants, Mr. Toibb would own a majority of our voting securities and would be able to approve any matter presented to the stockholders for approval at a meeting, including the ability to elect all of the nominees for director presented to the stockholders for election at each annual meeting. The Board of Directors of the Company is divided into three classes, with each class to serve a staggered term of three years. One class of the Board of Directors is elected at each annual meeting of the stockholders. Accordingly, upon Mr. Toibb's conversion and exercise of his promissory notes and warrants, he would have the ability, within two annual meetings of stockholders, to elect a majority of the Company's Board of Directors.

        On March 7, 2002, we entered into a Common Stock and Warrant Purchase Agreement among us, Harris Toibb, a current investor, and MarKev Services, LLC, an entity co-owned by our Chairman and our

Chief Executive Officer and President (collectively, the "Purchasers"), whereby we sold (i) 5,673,222 shares of our common stock at $0.1322 per share (the "Purchase Price"), a price per share of our common stock based on the volume weighted average price of a share of our common stock on the American Stock Exchange over the five (5) consecutive trading days immediately preceding March 7, 2002, for an aggregate investment amount of $750,000, and (ii) warrants (the "Warrants") to purchase in the aggregate up to 10,085,728 shares of our common stock at an exercise price per share of $0.148725, which represents a price paid per share equal to 1.125 times the Purchase Price. Each of the Purchasers received "piggyback" registration rights with respect to the common stock they purchased and with respect to the common stock issuable upon exercise of the Warrants.

        In support of the March 2002 financing transaction, our Board of Directors sought and received an opinion from a reputable financial advisory firm that the financing transaction is fair to us and our stockholders from a financial point of view.

        The March 2002 financing transaction, was unanimously approved by an independent committee of the Board, as well as by the Board of Directors, with only our Chairman and our Chief Executive Officer and President, who are also Directors, abstaining because of their interest in the transaction. The Board approved the sale of up to $1,250,000 worth of common stock.

        On March 20, 2002, we entered into a Common Stock and Warrant Purchase Agreement between us and David Wilson, a current investor who controls Preston Ford, Inc. and participated in the May 2001 financing, whereby we sold (i) 378,215 shares of our common stock at $0.1322 per share (the "Purchase Price"), a price per share of our common stock based on the volume weighted average price of a share of our common stock on the American Stock Exchange over the five (5) consecutive trading days immediately preceding March 7, 2002, for an aggregate investment amount of $50,000, and (ii) warrants (the "Wilson Warrants") to purchase in the aggregate up to 672,382 shares of our common stock at an exercise price per share of $0.148725, which represents a price paid per share equal to 1.125 times the Purchase Price. Mr. Wilson received "piggyback" registration rights with respect to the common stock he purchased and with respect to the common stock issuable upon exercise of the Wilson Warrants.

        Our operations generated negative cash flow during the years ended December 31, 2000 and 2001, and we expect a significant use of cash during the upcoming 2002 fiscal year as we initiate the business opportunity for Altnet, Inc., as well as continue to develop our software tools and continue our marketing efforts for our tools and 3D rich media banners ads. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, to fund our anticipated expenditures into the third quarter of 2002. As such, we will require additional equity or debt financing during 2002, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Internal Revenue Code. Please see "Cautionary Statements and Risk Factors - IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN,
REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS."

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of our Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

        We are seeking additional funding and believe that, if we are successful in raising additional capital, this may result in improved operating results. There can be no assurance, however, that with any additional financing, higher cash flows will be generated by operations.

ACCOUNTING TREATMENT FOR DEVELOPMENT COSTS AND RESEARCH EXPENDITURES

        Our accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, we expense all costs related to the development of both our software tools and MultipathTM Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing MultipathTM Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. We continue to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. MultipathTM Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for MultipathTM Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred.

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

        In October 2000, we adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has not had a material effect on our financial statements.

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

        In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. We adopted EITF 00-2 during the year ending December 31, 2000, and all amounts associated with our web sites were expensed in accordance with EITF 00-2.

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We believe the adoption of this Statement will have no material impact on our financial statements.

CAUTIONARY STATEMENTS AND RISK FACTORS

        Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

        IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN, REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2001, our cash balance was approximately $185,000 and our outstanding accounts payable, accrued expenses and current debt totaled approximately $1,814,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

        WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2001 we had an accumulated deficit of $54.6 million. Additionally, as of the date of this report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of software tools development, brand promotion, sales and marketing, administration, deployment of our Altnet peer-to-peer network and operating infrastructure. Our business model assumes that consumers and advertisers will be attracted to our rich media advertising formats (Brilliant Banners), and that animators and those who produce banner advertisements will use our b3d tools and technology in the development of other b3d-produced content. Our business model also assumes that a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which is not operational. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our December 31, 2001 financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

        IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, in the aggregate principal amount of $3.0 million. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If the debt becomes due before its stated maturity in November 2002, we likely will not have sufficient funds to repay the indebtedness, which will entitle the holders of the notes to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

        ALTNET IS AN UNPROVEN BUSINESS VENTURE AND MAY REQUIRE SIGNIFICANT CAPITAL TO BE SUCCESSFULLY IMPLEMENTED. Our Altnet peer-to-peer business is unproven and we cannot guaranty that it will be successful. The success of the business will depend, in part, on our ability to enter into end user agreements with a sufficient number of qualified personal computer owners to allow the network to work efficiently and effectively, acceptance by corporate customers of our services, the technical viability of the commercially available DRM software we employ to protect the proprietary content that will pass through the Altnet network and reside on network computers, and our underlying peer-to-peer technology. Additionally, we do not have sufficient capital to internally fund Altnet's development and operations. Consequently, the capital necessary to launch and fund Altnet will need to come from outside sources. We cannot make assurances that sufficient capital will be available at all or on terms acceptable to us to fund Altnet's development and operations.

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

        OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT, DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS AND LIMIT THE NUMBER OF USER'S FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute our Digital Projector and the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KaZaA Media Desktop. We rely on computer users' demand for the KaZaA Media Desktop to increase the installed base of our (1) Digital Projector, which is necessary to view b3d-produced content such as our Brilliant Banners, and (2) Altnet software, which is necessary to connect users to our private peer-to-peer network. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Digital Projector and Altnet software. Additionally, a disruption in the distribution of the KaZaA Media Desktop or a decrease in demand for the product by users would necessarily impact the future distribution of our technology. The KaZaA Media Desktop, as well as other peer-to-peer software products, is currently the subject of a lawsuit; Metro-Goldwyn-Mayer Studios, Inc. et. al. v. Grokster, Ltd. et. al., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, Lieber et. al v. Consumer Empowerment B.V., et. al. To the extent that Sharman Networks is precluded from distributing the KaZaA Media Desktop as a result of this litigation, it would prevent the further distribution of the Digital Projector and Altnet peer-to-peer software with the KaZaA product which could have a material adverse affect on our business and financial condition.

        OUR STOCK PRICE MAY DECLINE SIGNIFICANTLY IF WE ARE DELISTED FROM THE AMERICAN STOCK EXCHANGE. Our common stock currently is quoted on the American Stock Exchange. For continued inclusion on the American Stock Exchange, we must meet certain tests, including maintaining a sales price for our common stock above $1.00 per share, and net tangible assets of at least $4 million. We currently are not in compliance with both the bid price and net tangible assets requirements.

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

        WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES THAT OFFER SOFTWARE TOOLS AND SERVICES SIMILAR TO OURS. The markets for our software tools are highly competitive and characterized by pressure to incorporate new features and accelerate the release of new and enhanced products. A number of companies currently offer content development products and services that compete directly or indirectly with one or more of our tools sets. These competitors include, among others, Macromedia, Inc., Adobe Systems, Inc. as well as Pulse Entertainment, Inc. and Viewpoint Corporation. As we compete with larger competitors such as Macromedia across a broader range of product lines and different platforms, we may face increasing competition from such companies.

        WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT, REAL NETWORKS AND OTHER COMPANIES IN THE MEDIA DELIVERY MARKET. The market for software and services for the delivery of media over the Internet is constantly changing and highly competitive. Companies such as Microsoft Corporation and Real Networks, Inc. have substantial penetration in the media delivery market, and significantly greater resources than we do. More companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. Because our b3d content, such as our Brilliant Banners, can only be viewed using our Digital Projector, if we do not achieve a widespread distribution of our media player, there will not be substantial demand for b3d-produced content or our software tools.

        IF WE DO NOT IMPROVE OUR SOFTWARE TOOLS TO PRODUCE NEW, MORE ENHANCED 3D ANIMATED CONTENT, OUR REVENUES WILL BE ADVERSELY AFFECTED. The software tools that enable us to create 3D content, such as our Brilliant Banners, have been developed over the past five years. Additional refinement of these tools is necessary to continue to enhance the b3d format. If we cannot develop improvements to these software tools, our Brilliant Banners and all other b3d-produced content may not obtain or maintain market acceptance and our revenues will be adversely affected.

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

        TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The software market and the PC industry are subject to rapid technological developments. To develop products that consumers desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. For instance, for the twelve months ended December 31, 2001, we reduced our expenditures on research and development by $1.96 million as compared to the same period in 2000, due primarily to our capital constraints. We must make improvements to our technology while remaining competitive in terms of performance and price. This will require us to make investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

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

            o the market's acceptance of our 3D Brilliant Banner advertising format; and

            o our ability to launch and operate our Altnet peer-to-peer business.

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

        WE WILL NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR TECHNOLOGY BUSINESS IF OUR B3D TOOLSET DOES NOT ACHIEVE MARKET ACCEPTANCE. Our b3d toolset may have programming errors, may be incompatible with other software or hardware products in the market, may face slow adoption in the marketplace and may face competition from other toolmakers. Other factors that influence our ability to generate revenues from our b3d toolset include:

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

        WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT DEMAND FOR OUR PRODUCTS VIEWED ON THE INTERNET UNLESS THERE IS A REDUCTION IN THE TIME IT TAKES TO DOWNLOAD THE LARGE AMOUNTS OF DATA NECESSARY TO VIEW OUR PRODUCTS ON THE INTERNET. Our revenue growth depends in part on our ability to distribute our products for viewing on the Internet. We believe that without reductions in the time to download animated content over the Internet, b3d-produced content may be unable to gain wide consumer acceptance. This reduction in download time depends in part upon advances in compression technology. We have previously experienced delays in the development of compression technologies, which, we believe, materially and adversely affected our online sales and results of operations. We believe that large, time-consuming downloads for both our Digital Projector and b3d content have previously deterred potential users of our products and have reduced the effectiveness of our marketing campaigns. The development of these technologies continues to be a significant component of our business strategy and a primary focus of our research and development efforts.

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

        OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which mature on November 10, 2002, and accrued interest may be converted by the holders at any time into a number of shares of our common stock determined by dividing the amount due under the notes, including interest, by a price equal to the lesser of $.20 and the lowest 5 day volume weighted average price of our common stock as reported by the American Stock Exchange at any time during the term of the notes. At March 22, 2002, the principal and interest outstanding under the Notes could be converted by the holders into 26,624,194 shares of common stock, which would represent 54.1% of our outstanding common stock immediately following the conversion. The warrants have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 200% of their invested capital in shares of our Common Stock at a per share exercise price equal to 112.5% of the conversion price. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders. Additionally, during the first quarter of 2002, we raised an additional $800,000 through the sale of 6,051,437 shares of common stock and common stock purchase warrants. These warrants have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 10,758,110 shares of our Common Stock at a per share exercise price of $0.148725. We anticipate that during remainder of 2002, we will need to raise additional capital, as our current operations do not generate positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

ITEM 7.    FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Certified Public Accountants...........................34

Consolidated Balance Sheet as of December 31, 2001...........................35

Consolidated Statements of Operations for the years ended
   December 31, 2000 and 2001................................................36

Consolidated Statements of Stockholders' Deficit for the
   years ended December 31, 2000 and 2001....................................37

Consolidated Statements of Cash Flows for the years
   ended December 31, 2000 and 2001..........................................38

Notes to Consolidated Financial Statements...................................40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.:


        We have audited the accompanying consolidated balance sheets of Brilliant Digital Entertainment, Inc. as of December 31, 2001 and the related consolidated statements of income and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP


Los Angeles, California
March 26, 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                   DECEMBER 31,
                                                                      2001
                                                                   ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................   $     185
    Accounts receivable, net.....................................          69
    Accounts receivable, related party...........................           4
    Other assets, net............................................         278
                                                                   ------------
Total current assets.............................................         536
Property, plant and equipment, net (Note 9)......................         139
Other assets, net................................................         443
                                                                   ------------
Total assets.....................................................   $   1,118
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable.............................................   $     387
    Accrued expenses (Note 10)...................................       1,032
    Deferred revenue (Note 5)....................................         917
    Notes payable, related parties...............................          27
    Capital financing, net of discount (Note 5)..................         194
    Current portion of note payable (Note 6).....................         174
                                                                   ------------
Total current liabilities........................................       2,731
Note payable, less current portion (Note 6)......................          32
Deferred Revenue (Note 5)........................................       2,554
Other long term liabilities......................................          50
                                                                   ------------
Total liabilities................................................       5,367
Commitments and contingencies (Note 13)
Stockholders' deficit:
    Preferred Stock ($0.001 par value; 1,000,000 shares
        authorized; no shares issued or outstanding) (Note 7)....          --
    Common Stock ($0.001 par value; 150,000,000 shares
        authorized; 16,463,288 shares issued and
           outstanding) (Note 7 & Note 14).......................          16
    Additional paid-in capital...................................      50,601
    Accumulated deficit..........................................     (54,577)
    Accumulated other comprehensive loss.........................        (289)
                                                                   ------------
Total stockholders' deficit......................................      (4,249)
                                                                   ------------
Total liabilities and stockholders' deficit......................   $    1,118
                                                                   ============

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                 ------------------------------
                                                                     2001             2000
                                                                 -------------     ------------
Revenues:
   Software sales...........................................        $        9      $      109
   Distribution and technology revenue from related party...               917             612
   Development fees and other revenues......................               890             309
                                                                 --------------    ------------
      Total revenues........................................             1,816           1,030

Cost of revenues:
   Software sales...........................................                --              44
   Development fees and other costs.........................               463             224
                                                                 --------------    ------------
      Total cost of revenues................................               463             268

Gross profit................................................             1,353             762
Operating expenses:
   Sales and marketing......................................               839           1,651
   General and administrative...............................             4,410           4,324
   Research and development.................................             1,892           3,855
   Depreciation and amortization............................               284             319
                                                                 --------------    ------------
      Total operating expenses..............................             7,425          10,149
                                                                 --------------    ------------
Loss from operations........................................            (6,072)         (9,387)
Other income (expense):
   Export market development grant..........................               185             116
   Gain on foreign exchange transactions....................                44              (1)
   Loss on disposal of equipment............................                (2)             --
   Loss on investment in joint venture......................              (264)           (100)
   Interest income..........................................               291             257
   Interest expense.........................................              (817)            (93)
                                                                 --------------    ------------
      Total other income (expense)..........................              (563)            179
                                                                 --------------    ------------
Loss from continuing operations.............................        $   (6,635)     $   (9,208)
Loss from discontinued operations (Note 2)..................              (317)        (12,708)
Gain on disposal of discontinued operations (Note 2 & Note 5)              624              --
                                                                 ---------------   ------------
Net Loss....................................................        $   (6,328)     $  (21,916)
Other comprehensive loss:
   Foreign currency translation adjustment..................              (123)            (15)
                                                                 --------------    ------------
Comprehensive loss..........................................        $   (6,451)     $  (21,931)
                                                                 ==============    ============

Basic and diluted continuing operations ....................        $    (0.41)     $    (0.62)
Basic and diluted for discontinued operations...............        $     0.02      $    (0.85)
Basic and diluted net loss per share........................        $    (0.39)     $    (1.47)
                                                                 ---------------   --------------
Weighted average number of shares used in computing
    Basic and diluted net loss per share....................            16,236          14,931
                                                                 ==============    ============


                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                       COMMON STOCK                                  ACCUMULATED
                                   --------------------  ADDITIONAL                     OTHER
                                     NO. OF               PAID-IN     ACCUMULATED   COMPREHENSIVE
                                     SHARES     AMOUNT    CAPITAL       DEFICIT          LOSS        TOTAL
                                   ----------  --------  -----------  -----------   --------------  ---------
BALANCE AT DECEMBER 31, 1999....   12,598,874    $  12    $  31,908    $ (26,333)      $   (151)    $  5,436
   Grant of stock options.......           --       --        1,642           --             --        1,642
   Exercise of stock options
     and warrants...............      288,000       --        1,170           --             --        1,170
   Issuance of shares for
     joint venture investment...    2,554,589        3       11,087           --             --       11,090
   Shares issued for
     convertible debenture......      612,825        1        1,499           --             --        1,500
   Foreign exchange translation
     (net of tax of $0).........           --       --           --           --            (15)         (15)
   Net loss.....................           --       --           --      (21,916)            --      (21,916)
                                   ----------- --------  -----------  -----------     ----------    ---------
BALANCE AT DECEMBER 31, 2000....   16,054,288       16       47,306      (48,249)          (166)      (1,093)
   Grant of warrants............           --       --           42           --             --           42
   Issuance of shares to
     Investors..................      400,000       --          264           --             --          264
   Issuance of shares for
     services...................        9,000       --            6           --             --            6
   Beneficial conversion
     feature....................                              2,983           --             --        2,983
   Foreign exchange
     translation................           --       --           --           --           (123)        (123)
   Net loss.....................           --       --           --       (6,328)            --       (6,328)
                                   ----------- --------  -----------  -----------     ----------    ---------
BALANCE AT DECEMBER 31, 2001....   16,463,288    $  16    $  50,601    $ (54,577)      $   (289)    $ (4,249)
                                   =========== ========  ===========  ===========     ==========    =========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     2001         2000
                                                                  -----------  ------------
OPERATING ACTIVITIES
Net loss........................................................    $ (6,328)    $ (21,916)
Adjustments to reconcile net loss to the net cash provided
   by (used in) operating activities:
     Depreciation and other amortization........................       1,182         2,404
     Loss on investment in joint venture........................         264           100
     Effect of stock options and warrants granted...............          --           849
     Gain on disposal of discontinued operations................        (624)           --
     Issuance of common stock for services......................           6            --
     Issuance of common stock for joint venture.................          42            --
     Loss on disposal of equipment..............................         125            --
     Changes in operating assets and liabilities:
       Accounts receivable......................................         101            61
       Other assets.............................................         691        (1,341)
       Accounts payable and accruals............................         455          (183)
       Deferred revenue.........................................        (917)        4,357
                                                                   ----------   -----------
Net cash used in continuing activities..........................      (5,003)      (15,669)
Net cash (used) provided in discontinued activities.............        (394)        5,079
                                                                   ----------   -----------
Net cash used in operating activities...........................      (5,397)      (10,590)

INVESTING ACTIVITIES
Investment in joint venture.....................................          --          (100)
Purchases of equipment..........................................         (23)         (760)
                                                                   ----------   -----------
Net cash used in investing activities...........................         (23)         (860)

FINANCING ACTIVITIES
Proceeds from issuance of shares................................          --        12,222
Proceeds from capital financing.................................       2,614            --
Repayments of notes.............................................         (73)          (76)
                                                                   ----------   -----------
Net cash provided by financing activities.......................       2,541        12,146
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.............................................      (2,879)          696

Translation adjustments.........................................        (123)          (15)
Cash and cash equivalents at beginning of period................       3,187         2,506
                                                                   ----------   -----------
Cash and cash equivalents at end of period......................    $    185     $   3,187
                                                                   ----------   -----------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest...................................................    $     20     $      63
                                                                   ----------   -----------

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

        We issued 200,000 shares of our common stock to each of Russell Simmons and Stan Lathan for an increased ownership in Digital Hip Hop, raising our ownership percentage in Digital Hip Hop from 50% to 75%.

        We issued 9,000 shares of our common stock during the year in connection with a consulting agreement and incurred $6,000 in consulting expense.

        In May 2001, we issued $2,264,150 of Secured Convertible Promissory Notes (the "Original Notes") with warrants to purchase shares of our common stock. A beneficial conversion feature of $1,056,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the Original Notes. We incurred a beneficial conversion feature expense of $10,690 for the second quarter 2001. In the third and fourth quarters 2001 each, we expensed $176,000 in connection with the amortization of the beneficial conversion feature. This will continue in future quarters through November 10, 2002.

        In December 2001, we issued another $350,000 of Secured Convertible Promissory Notes as part of an overall financing of $750,000, the balance of which was funded in 2002 (the "New Notes"), with warrants to purchase shares of our common stock. A beneficial conversion feature of $295,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the New Notes. We incurred a beneficial conversion feature expense of $13,400 for the fourth quarter 2001. The remaining balance will be amortized in future quarters through November 10, 2002.

        Also in December 2001, the conversion feature and warrants issued in connection with the Original Notes were adjusted to the same terms as the New Notes. As such, an additional beneficial conversion feature of $1,632,000 was recorded and will also be amortized on a straight-line basis over the remaining life of the Original Notes.

        In the first half of 2001, the Company issued 120,000 warrants in consideration for consulting services for three outside consultants and expensed $42,000 in the 2nd Quarter of 2001.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Brilliant Digital Entertainment, Inc. ("Brilliant" or the "Company") is a developer of rich media advertising serving technologies, software authoring tools and content for three dimensional, or 3D, animation on the World Wide Web. During the third quarter, 2001 the Company began marketing and distributing its player, the "Digital Projector" (required for the playback of our rich media content and advertisements) through two large peer-to-peer, or P2P, networks, Sharman Networks, which operates the KaZaA network (formerly operated by Consumer Empowerment B.V.), and StreamCast Networks, which operates the Morpheus network. Previously, the Company's primary method of distribution was through the bundling of the Digital Projector with its animation content which was syndicated to third party web sites. At December 31, 2001, the Company estimated that its Digital Projector had been distributed to tens of millions of users based on KaZaA's weekly downloads as reported on Download.com, as additional P2P connected computers and other users have accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player and StreamCast Networks has discontinued its distribution. Brilliant commercializes its technology in two primary ways: they license their rich media advertising server technologies to websites to enable the selling and serving of their proprietary rich media advertising format, and they license their rich media content authoring tools - "b3d Studio" and "b3d Studio Pro". In July 1996, the Company incorporated in the State of Delaware and, in August 1996, issued an aggregate of 1,000,000 shares of its Common Stock in exchange for all of the capital stock of Brilliant Interactive Ideas, Pty. Ltd., a company incorporated in the State of New South Wales, Australia ("BII Australia") and Sega Australia New Developments ("SAND") a division of Sega Ozisoft Pty. Ltd., which was the Australian subsidiary of Sega of Japan ("SEGA"). Historically, BII Australia produced and marketed interactive multimedia titles for the education and entertainment markets. SAND had developed and owned the rights to proprietary software tools, which were designed to allow the Company to both develop a new genre of digital entertainment products, and to cost effectively, produce ancillary products. In exchange for the issue of common stock in the Company, SEGA transferred the intellectual property rights for the software tools to the Company, which continued to develop the technology using the funding raised through its listing on the American Stock Exchange.

        In 2001, the Company substantially reduced its internal production and syndication of 3D animation. The Company discontinued operations at Digital Hip Hop, the joint venture formed to produce animated music videos for the World Wide Web, and has discontinued operations at, and placed into liquidation, BII Australia. The reduction in the content production and syndication activities has allowed the Company to focus its efforts and allocate its resources to the further development and exploitation of its ad serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through its Altnet subsidiary.

GOING CONCERN UNCERTAINTY

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31,2001 had negative working capital of approximately $2,200,000 and a stockholders' deficit of approximately $4,200,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.      SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of Brilliant and its subsidiaries after intercompany balances and transactions have been eliminated.

DISCONTINUED OPERATIONS

        The Auction Channel was accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. The Company sold substantially all of the net assets on April 1, 2001, closed the London and New York offices and is now dissolved.

        Brilliant Interactive Ideas Pty. Ltd, the wholly owned Australian subsidiary was placed into voluntary administration in December 2001, and has subsequently been put into liquidation.


REVENUE RECOGNITION

        SOFTWARE SALES: The Company receives revenue from the sale or licensing of its software tools, including the granting of exclusive distribution rights in specified territories. For such distribution agreements, which cover a period of time, are exclusive for a geographic territory and exceed one year in term, the Company recognizes revenue on a straight-line basis over the life of the agreement.

        PRODUCTION FEES: The Company receives production fees in exchange for the development of animated content, including banner ads and animated music web videos, in accordance with customer specifications. The development agreements generally specify certain "milestones" which must be achieved throughout the production process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone.

        DEVELOPMENT FEES: The Company enters into development contracts under which they are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. The Company has derived revenues from royalties, development fees and software sales. The Company licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned.

        DISTRIBUTION FEES: The Company grants distribution rights to its CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. Revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer and the other criteria of AICPA Statement of Position 97-2 are met. Additional revenue, related to the percentage of sales, is recognized upon notification by the distributor that a royalty has been earned by the Company. Software sales resulting from the Company selling completed software products are recognized upon the shipment of the product. It is the Company's policy to provide for estimated returns at the time software sales revenue is recognized and for bad debts.

        At December 31, 2001 the Company had a provision for bad debts of $25,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


COST OF REVENUES

        Cost of revenues consists primarily of royalties to third parties, amortization of capitalized movie software costs, the direct costs required to reproduce and package software products, and productions costs for music videos, advertising banners and MultipathTM movie, including direct salaries and benefits.

RESEARCH AND DEVELOPMENT COSTS

        The Company incurs research and development costs relating to the development of its three dimensional authoring tools, development of its Digital Projector, ad serving software and traditional CD-ROM software tools, which provide the technical infrastructure for the production of MultipathTM Movies and CD-ROM titles. The Company incurred research and development costs of $3,855,000 and $1,892,000, including web development costs for the year ended December 31, 2000 and the year ended December 31, 2001, respectively. The Company accounts for web development costs in accordance with the EITF 00-2, "Accounting for Web site Development Costs."

MOVIE SOFTWARE COSTS

        Movie software costs consist of the costs of development and production of digitally animated MultipathTM Movies including labor, material and production overhead. These costs were fully amortized in 2000.

        The Company's accounting policy follows Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), which provides for the capitalization of software development costs once technological feasibility is established. The capitalized costs are then amortized beginning on the date the product is made available for sale either on a straight-line basis over the estimated product life or on a ratio of current revenues to total projected product revenues, whichever results in the greater amortization amount. Prior to reaching technological feasibility, the Company expenses all costs related to the development of both its software tools and MultipathTM Movie titles. The Company achieved technological feasibility of its original Digital Projector during the third quarter of 1997. Since the date of achieving technological feasibility, the costs of developing MultipathTM Movies intended to be viewed on the original projector have been capitalized in accordance with SFAS No. 86. The Company continues to develop new Digital Projectors with enhanced functionality such as improved compression technology. Costs incurred in the development of new Digital Projectors are expensed until technological feasibility is reached. MultipathTM Movies that are developed for new Digital Projectors that have not yet reached technological feasibility are capitalized in accordance with SFAS No. 86 to the extent that they are compatible with an existing Digital Projector. Amounts incurred for MultipathTM Movies that are developed for new Digital Projectors that are not compatible with an existing projector and would require substantial revision in order to achieve compatibility are expensed as incurred. To the extent capitalized movie software costs are attributable to titles which have begun to ship, they are subject to amortization. Amortized amounts of $158,000 are included in costs of revenues for the year ended December 31, 2000.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturity of three months or less when acquired to be "cash and cash equivalents".

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

FOREIGN CURRENCY TRANSLATION

        The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.5117 at December 31, 2001), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.5819 for the year ended December 31, 2000 and $0.5163 for the year ended December 31, 2001).

        The effects of foreign currency translation adjustments are deferred and included as "other comprehensive loss" as a component of stockholders' deficit, on an accumulated basis.

        Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction losses are included in the statements of operations.

NET LOSS PER SHARE

        SFAS No. 128 "Earnings Per Share", revised the computation, presentation, and disclosure requirements of earnings per share. Principal among computation revisions is the replacement of primary earnings per share with basic earnings per share, which does not consider common stock equivalents. In addition, SFAS No. 128 modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in this computation when dilutive. Options and warrants representing common shares of 2,820,000 and 5,974,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 2000 and 2001, respectively, because they were anti-dilutive.

STOCK OPTIONS

        The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company uses the intrinsic value method prescribed by APB Opinion No. 25. See Note 7 for supplemental disclosure.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

        The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house. The account at the bank is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2001, the Company had approximately $145,000 at a bank, which was in excess of the FDIC insurance limit.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

        In 2000, the Company decided to sell its subsidiary, The Auctionchannel, Inc. The Company estimated the fair value of the business held for sale based on discussions with prospective buyers and adjusted the value, taking into consideration the selling costs. The Company reduced its carrying value of goodwill by $4,189,000 to record assets held for sale at the fair value. The Auctionchannel, Inc. was sold on April 1, 2001 and the New York and London offices were closed.

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

        In October 2000, the Company adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability, measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no effect on the Company's financial statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


4.      RELATED PARTY TRANSACTIONS

        There were no related party purchase and sales transactions during the years ended December 31, 2000 and December 31, 2001. See Note 5 for related party financing transactions.

5.      SIGNIFICANT AGREEMENTS

E-NEW MEDIA

        In February 2000, the Company entered into an agreement with e-New Media Digital Entertainment Limited ("e-New Media"), a wholly owned subsidiary of e-New Media Company. The agreement with e-New Media provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

        The Distribution Agreement stipulates that e-New Media will have Internet distribution rights to English and Asian language versions of the Company's MultipathTM Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. e-New Media has paid the Company a fee of $2,500,000 for these rights. The revenue will be recognized over a 6-year period, which commenced in the 2nd quarter of 2000. e-New Media is entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement. During the year ended December 31, 2001 the Company recognized $417,000 of this fee in revenues. Deferred revenue includes $417,000 in current and $1,388,000 in long term.

        The Production Joint Venture Agreement provides for the formation of a joint venture studio, known as e-Brilliant, to create new content using the Company's b3d technology for distribution in the Asian territories for which e-New Media has distribution rights. These projects, developed by the joint venture, will be fully funded by e-New Media. The joint venture is owned in equal parts by e-New Media and Brilliant Digital Entertainment. As of December 31, 2001, the Company has not received any revenue from this part of the agreement, and in November 2001 e-Brilliant ceased operations due, in part, to e-New Media's decision to stop funding the studio.

        The Technology Licensing Agreement provides for the Company to grant to the joint venture, owned equally by e-New Media and Brilliant, a 5-year exclusive alpha license to the Company's b3d technology for exploitation by the joint venture in those Asian territories where e-New Media has distribution rights. e-New Media has paid the Company a fee of $2,500,000 for this license. The revenue will be recognized over a 5-year period, and commenced in the 2nd quarter of 2000. The Company is also entitled to a 10% royalty on all joint venture revenues. During the year ended December 31, 2001, the Company recognized $500,000 in revenue. Deferred revenue includes $500,000 in current and $1,166,000 in long term. The Company has not received any royalties yet from this joint venture.

        Pursuant to the Investment Agreement in 2000, e-New Media acquired 666,667 shares of the Company's common stock at $6.00 per share, for aggregate proceeds to the Company of $4,000,000.

        On September 9, 2000 e-New Media purchased an additional 1,130,000 shares of the Company's common stock at $4.28 per share for proceeds of $4,837,000.

DIGITAL HIP HOP

        In August 2000, the Company entered into a joint venture agreement to produce music videos for the Internet. The investment required an initial contribution of technology and $100,000 for a 50% ownership. In the fiscal year 2000, the loss incurred reduced the investment to a zero balance. In May 2001,

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


the Company acquired an additional 25% of Digital Hip Hop by issuing 400,000 shares of the Company's common stock to the other two partners in Digital Hip Hop. Digital Hip Hop also received from the Company's wholly-owned subsidiary, B3D, Inc., a 5-year exclusive Alpha level license to its b3d production tool suite for the production of hip hop content for non-Asian markets.

        During the fourth quarter of 2001, the Company discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices that were higher than previously paid. The Company does not intend to actively market and promote the future production of animated music videos for the Web.

CONVERTIBLE PROMISSORY NOTES

        In May 2001, the Company sold to Harris Toibb, Europlay 1, LLC (an entity in which the Company's Chairman has an ownership interest) and Preston Ford, Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of the Company's Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). These securities were sold for an aggregate purchase price of $2,264,150. The Original Notes have a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of the Company's Common Stock at a conversion price of $0.706 per share. The Original Notes are secured by all of the Company's assets and the assets of the Company's subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. In connection with the Original Notes, the Company recorded a beneficial conversion feature of $1,056,000, which is being amortized on a straight-line basis over the life of the Original Notes. The Original Notes and the Original Warrants were amended in the December 2001 financing transaction, as described below.

        On December 19, 2001, the Company entered into a financing transaction that was structured similarly to the financing conducted in May 2001, and involved one of the same investors. In the December financing transaction, the Company sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes") in the aggregate principal amount of $750,000 (the "Principal Amount") and warrants (the "New Warrants") to purchase up to that number of shares of the Company's Common Stock obtained by dividing 200% of the Principal Amount by the lesser of (i) $0.20, or (ii) the volume weighted average price of a share of the Company's Common Stock on the American Stock Exchange, or any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. (Pacific Standard Time) on November 10, 2002 (items (i) and (ii) hereinafter referred to collectively as the "Conversion Price"). The New Warrants are exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of the Company's Common Stock at the Conversion Price. As with the Original Notes, the New Notes are secured by all of the Company's assets and the assets of the two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. In connection with the New Notes, the Company recorded a beneficial conversion feature of $295,000, which is being amortized on a straight-line basis over the life of the New Notes.

        As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the New Notes and New Warrants. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of the Company's Common Stock at the much lower Conversion Price for the New Notes. In addition, these original investors are able to exercise

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


the Original Warrants at a price per share equal to 1.125 times the much lower Conversion Price from the December 2001 financing. Pursuant to this amendment to the Original Notes and Original Warrants, the Company recorded an additional beneficial conversion feature of $1,632,000, which is being amortized on a straight-line basis over the remaining life of the Original Notes.

        In support of the May 2001 financing transaction and the December 2001 financing transaction, the Company sought and received an opinion from a reputable financial advisory firm that the financing transactions were each fair to the Company and its stockholders from a financial point of view at the time the respective financings closed.

THE AUCTION CHANNEL

        On April 30, 2001 the Company sold substantially all of the assets of The Auction Channel to Metro Channels, LLC, a division of Rainbow Media Holdings, Inc. The Auction Channel and the Company's London based subsidiary, Trojan Television, Ltd., has ceased operations. In connection with the disposal of the assets and discontinuance of the related operations, the Company realized a gain of $624,000.

6.      NOTES PAYABLE

        On July 17, 1998, the Company entered into a Senior Secured Promissory Note (the "Note"). The original principal amount of $103,893, plus interest at a rate of 15.18%, is due in 60 equal monthly payments plus one final payment equal to 10% of the original principal amount. The Note is collateralized by office furniture and equipment. At December 31, 2001 the balance due was $31,385, of which $27,702 is classified as short term.

        On October 3, 2000, the Company entered into a capital lease agreement with Crocker Capital Inc. The principal amount of the lease obligation is $58,421 plus interest of $19,081 due in 36 monthly payments of $2,152. A final payment of $100 will buy out the lease obligation, which is collateralized by computer equipment used as a web server, and is located at Exodus, a third party web hosting facility. At December 31, 2001 the balance due was $53,536, of which $25,834 is classified as short term.

        Additionally, the Company has an obligation to fund a Directors and Officers insurance policy, with total premiums of $163,401 and financing charges of $5,222. The policy was renewed in November 2001 with 12 months coverage. The balance due on the policy at December 31, 2001 was $120,175, which is classified as short term.

7.      STOCKHOLDERS' EQUITY

COMMON STOCK

        The holders of Common Stock are entitled to one vote for each share held of record on all matters on which the holders of Common Stock are entitled to vote. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled, subject to the rights of holders of Preferred Stock issued by the Company, if any, to share ratably in all assets remaining available for distribution to them after payment of liabilities, and after provision is made for each class of stock, if any, having preference over the Common Stock.

        In March 1998, the Company adopted a stockholder's rights plan and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on April 2, 1998. Upon the occurrence of certain events, each purchase right not owned by

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock, which is convertible into Common Stock, at a value below the then current market value of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.

        The holders of Common Stock have no preemptive or conversion rights and they are not subject to further calls or assessments by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable.

        We issued 9,000 shares of our Common Stock during the year in connection with a consulting agreement and incurred $6,000 in consulting expense.

PREFERRED STOCK

        The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2000, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which may adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS

        On February 17, 2000, the Company issued 307,692 warrants exercisable at $6.50 per share to e-New Media as partial consideration for a licensing and distribution agreement. The warrants are being expensed over the 6 year-period of the agreements. The warrants expired in November 2000. The Company recognized $82,000 expense in 2001 with the balance of the value, $342,000, recorded in Other Assets, of which $260,000 is classified as a long term asset, with the balance classified as a short term asset.

        On March 1, 2000, warrants, exercisable at $6.00 per share, were issued to a consultant for 30,000 shares of Common Stock. The warrants vested immediately upon issuance and expire on February 28, 2002. The Company incurred $96,000 of expense in connection with the issuance.

        On May 23, 2000, the Company issued 350,076 warrants at $6.29 per share as partial consideration for an agreement with Yahoo! These warrants, valued at $1,022,222, are currently exercisable at $6.29 and expired in May 2001. The Company recognized $596,295 of warrant expense in 2000, with the remaining value of $425,927 expensed in the first half of 2001.

        On May 23, 2001, the Company issued, in connection with Secured Convertible Promissory Notes (the "Original Notes"), to Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. (the "Investors") warrants to purchase 2,850,393 shares of Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). The number of shares underlying each warrant issued to each Investor is equal to 100% of the principal amount of the note acquired by that Investor divided by 112.5% of the average closing sales price of the Company's Common Stock on the American Stock Exchange over the 10 trading days prior to execution by the Investor of a note purchase agreement. In December 2001, the terms of the Original Notes were amended such that the number of warrants to be issued to the Investors relative to the Original Notes and the warrants issued in connection with Secured Convertible Promissory Notes pursuant to the December 2001 financing (the "New Notes") will only be finally determined upon conversion of the notes. (See Footnote 5 SIGNIFICANT AGREEMENTS - CONVERTIBLE PROMISSORY NOTES).

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


        In connection with the issuance of warrants from the Original Notes, a beneficial conversion feature of $1,056,000 was recorded and is being amortized on a straight-line basis over the life of the Original Notes. The Company incurred a beneficial conversion feature expense of $10,690 for the second quarter 2001. In the third and fourth quarters 2001 each, the Company expensed $176,000 in connection with the beneficial conversion feature. This will continue in future quarters through November 10, 2002.

        In connection with the December 2001 issuance of warrants from the New Notes, a beneficial conversion feature of $295,000 was recorded and is being amortized on a straight-line basis over the life of the New Notes. The Company incurred a beneficial conversion feature expense of $13,400 for the fourth quarter 2001. The remaining balance will be amortized in future quarters through November 10, 2002.

        Also in December 2001, the conversion feature and warrants issued in connection with the Original Notes were adjusted to the same terms as the New Notes. As such, an additional beneficial conversion feature of $1,632,000 was recorded and will also be amortized on a straight-line basis over the remaining life of the Original Notes.

        In the first half of 2001, the Company issued 120,000 warrants in consideration for consulting services for three outside consultants and expensed $42,000 in the 2nd Quarter of 2001.

        The following table summarizes warrant activity:

                                                           NUMBER
                                                         OF SHARES       OPTION PRICE
                                                         -----------    ---------------
                Outstanding at December 31, 1999.....       805,000     $4.00 -- $ 8.00
                Granted..............................       698,000     $5.94 -- $ 6.50
                Exercised............................      (250,000)    $4.00 -- $ 5.50
                Forfeited............................      (548,000)    $5.00 -- $ 8.00
                -----------------------------------------------------------------------
                Outstanding at December 31, 2000.....       705,000     $4.00 -- $ 6.50
                Granted..............................     2,960,000     $4.00 -- $ 6.50
                Exercised............................            --     $0.00 -- $ 0.00
                Forfeited............................      (660,000)    $4.00 -- $ 6.29
                -----------------------------------------------------------------------
                Outstanding at December 31, 2001.....     3,005,000     $0.75 -- $ 5.50


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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


        The following table summarizes stock option activity:

                                                           NUMBER
                                                         OF SHARES       OPTION PRICE
                                                         -----------    ---------------
                Outstanding at December 31, 1999.....     1,441,000     $1.50        --
                Granted..............................       915,000     $4.81 -- $ 7.00
                Exercised............................       (38,000)    $1.50 -- $ 3.94
                Forfeited............................      (203,000)    $1.50 -- $ 7.00
                ------------------------------------------------------------------------
                Outstanding at December 31, 2000.....     2,115,000     $1.50 -- $ 7.00
                Granted..............................     1,681,000     $2.62 -- $ 0.16
                Exercised............................            --
                Forfeited............................      (827,000)    $5.94 -- $ 0.65
                ------------------------------------------------------------------------
                Outstanding at December 31, 2001.....     2,969,000     $5.94 -- $ 0.16
                Exercisable at December 31, 2001.....       862,000


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

        The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 75.0% and 75.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $1.66 and $2.95 per share for stock options granted in 2001 and 2000, respectively.

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

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 2001 and 2000 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                                 YEAR ENDED         YEAR ENDED
                                              DECEMBER 31, 2001  DECEMBER 31, 2000
                                              -----------------  -----------------
Net loss, as reported........................      $(6,328,000)      $(21,916,000)
Net loss, pro forma..........................      $(6,686,000)      $(22,893,000)
Basic and diluted loss per share, as reported           $(0.39)            $(1.47)
Basic and diluted loss per share, pro forma..           $(0.41)            $(1.53)


8.      INCOME TAXES

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

        At December 31, 2001 the Company had cumulative tax losses resulting in a net operating loss ("NOL") carry forward of approximately $36,131,000. The losses will begin to expire in the year 2011. No tax benefit has been recorded for these NOL's.

        The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2001 are as follows:

                                                              DECEMBER 31,
                                                                   2001
                                                              -------------
Deferred tax assets:

   Net operating losses.....................................    6,001,000
   Temporary differences....................................      327,000
                                                              -------------
   Total deferred tax assets................................    6,328,000
   Valuation allowance......................................   (6,328,000)
                                                              -------------
Net deferred tax assets (liabilities) ......................  $        --
                                                              =============


        The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                   2001        2000
                                                -----------  ----------
Federal income tax rate.......................        34%          34%
Foreign and U. S. tax effect attributable
   to foreign operations......................        --           --
Effect of net operating loss and net
   operating loss carry forward...............       (34)         (34)
Effective income tax rate.....................         0%           0%
                                                 ==========  ==========

9.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                              DECEMBER 31,
                                                 2001
                                             --------------
Computers and equipment...................      $1,322,000
Leasehold improvements....................         185,000
Furniture and fixtures....................         123,000
                                             --------------
                                                 1,630,000
Less accumulated depreciation.............      (1,491,000 )
                                             --------------
                                                  $139,000
                                             ==============


10.     ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                                   2001
                                                               --------------
                  Employee compensation.....................        $825,000
                  Accrued Payroll Expenses..................         143,000
                  Licensing.................................          37,000
                  Other ....................................          27,000
                                                               --------------
                                                                  $1,032,000
                                                               ==============

        The employee compensation includes an accrual for the chairman and for the president and chief executive officer of $825,000.


11.    GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

        The Company's 2001 operations consist of the operations of BII Australia in Australia, and Brilliant in the United States. The Auction Channel was the United Kingdom. The following schedule sets forth the revenues and long-lived assets, including those of the discontinued operations of The Auction Channel and of the Company by geographic area:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                                 UNITED                      UNITED
                                                 STATES       AUSTRALIA     KINGDOM
                                               ------------  ------------  -----------
YEAR ENDED DECEMBER 31, 2000
   Revenues from unaffiliated customers...        $301,000      $117,000     $280,000
   Revenues from affiliated customers.....         612,000            --           --
                                               ------------  ------------  -----------
   Total revenues.........................        $913,000      $117,000     $280,000
                                               ============  ============  ===========
YEAR ENDED DECEMBER 31, 2001:
   Revenues from unaffiliated customers...        $873,000       $26,000           --
   Revenues from affiliated customers.....         917,000            --           --
                                               ------------  ------------  -----------
   Total revenues.........................      $1,790,000       $26,000           --
                                               ============  ============  ===========
LONG-LIVED ASSETS AS OF:
   December 31, 2001......................        $793,000       $53,000           --
                                               ============  ============  ===========


        For each of the periods shown above, the movie software costs, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia. The production costs associated with the web music videos, duplication and packaging, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

        For the year ended December 31, 2001, e-New Media represented 51% of the revenues with distribution and licensing rights of $917,000. Digital Hip Hop earned 21% ($381,000) of the revenues through the production of music videos primarily for Island Def Jam. Warner Bros. Online contributed 12% ($226,000) of the revenues, while Warner Bros. site "Entertaindom" contributed advertising revenues of 3% ($59,000). Infogrames contributed 6% ($100,000) in advertising revenues. For the year ended December 31, 2000, e-New Media represented 59% of revenues with distribution and licensing rights of $612,000. Slingshot provided DVD revenues of 11% ($116,000) and Warner Bros. contributed 9% ($88,000) in advertising revenues.

12.     SEGMENT INFORMATION

        With the discontinuation of The Auction Channel, the Company has one operating segment: digital animation. Brilliant Digital Entertainment, in the United States, together with its subsidiaries in Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d Studio and b3d Studio Pro. The Altnet business is not yet operational.


13.     COMMITMENTS AND CONTINGENCIES

        At December 31, 2001, the Company was obligated under certain licensing agreements to make additional payments totaling $37,000 for use of certain properties and characters in development of its products through August 2003.

        The Company has two fixed asset financing notes (Note 6) with future minimum payments as of December 31, 2001 under these leases are as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                               YEAR                           AMOUNT
                           --------------                  -----------
                               2002                            54,000
                               2003                            31,000
                                                           -----------
                                                              $85,000
                                                           ===========

        The Company leases its facilities under an operating lease agreement expiring in 2003. Future minimum payments as of December 31, 2001 under the lease are as follows:

                               YEAR                          AMOUNT
                           --------------                  -----------
                               2002                            83,000
                               2003                             7,000
                                                           -----------
                                                              $90,000
                                                           ===========

        Rent expense was $728,000 and $176,000 for the year ended December 31, 2000 and the year ended December 31, 2001, respectively.

14.     SUBSEQUENT EVENT

        The Company completed a financing round and has raised $800,000 in a private placement of its common stock to Harris Toibb, MarKev Services LLC and David Wilson, all investors in the Company prior to the closing of this financing. The Company sold $750,000 to Harris Toibb and MarKev Services LLC on March 7, 2002, and sold $50,000 to David Wilson on March 20, 2002. Pursuant to the terms of certain Common Stock and Warrant Purchase Agreements, the Company sold 6,051,437 shares of its common stock at a price per share equal to $0.1322, which represents the volume weighted average price of a share of the Company's common stock on the American Stock Exchange over the five consecutive trading days immediately preceding March 7, 2002, the date the Company entered into the Purchase Agreement with Harris Toibb and MarKev Services LLC. In addition, the purchasers in the transaction received warrants to purchase an additional 10,758,110 shares of the Company's Common Stock at a purchase price equal to $0.148725, which represents a price paid per share equal to 1.125 times the price paid per share in this transaction. These warrants will expire on May 23, 2004.

        On February 22, 2002, the Company filed a Certificate of Amendment which amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $0.001, authorized to be issued from 30,000,000 to 150,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information required by this Item 9 will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated by this reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               See attached Exhibit List.

        (b)    Reports on Form 8-K.

               Current Report on Form 8-K filed on December 21, 2001, reporting under Items 1, 5 and 7 the completion of a financing transaction that could result in a change in control of Registrant and the amendment to Registrant's Rights Agreement, dated March 30, 1998, as amended.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                    By:    /S/ ROBERT CHMIEL
                                           ------------------------------------
                                           Robert Chmiel
                                    Its:   Chief Financial Officer (Principal
                                           Financial and Accounting Officer)
                                           and Chief Operating Officer


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

       SIGNATURE                               TITLE                         DATE

     /S/ MARK DYNE               Chairman of the Board of Directors       March 29, 2002
--------------------------
      Mark Dyne


  /S/ KEVIN BERMEISTER           Chief Executive, President and           March 29, 2002
--------------------------       Director
   Kevin Bermeister


    /S/ROBERT CHMIEL             Chief Financial Officer (Principal       March 29, 2002
--------------------------       Financial and Accounting Officer)
     Robert Chmiel               and Chief Operating Officer


    /S/ MARK MILLER              Director                                 March 29, 2002
--------------------------
      Mark Miller


   /S/ RUSSELL SIMMONS           Director                                 March 29, 2002
--------------------------
    Russell Simmons


     /S/ RAY MUSCI               Director                                 March 29, 2002
--------------------------
      Ray Musci


   /S/ GARTH SALONER             Director                                 March 29, 2002
--------------------------
    Garth Saloner


   /S/ JEFF SCHEINROCK           Director                                 March 29, 2002
--------------------------
    Jeff Scheinrock


      /S/ ABE SHER               Director                                 March 29, 2002
--------------------------
       Abe Sher

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

   10.1 Registrant's Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Form 10-KSBfor the year ended December 31, 2000.

   10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.4 Memorandum of Agreement, dated September 5, 1996, by and between Registrant and Bantam Doubleday Dell Books For Young Readers. Incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 1996, and the amendments thereto. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.5 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.6 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
           10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

   10.7 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and Registrant. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

   10.8 Warrant Agreement, dated November 4, 1997, between Chloe Holdings, Inc. and Registrant. Incorporated by reference to
           Exhibit 10.43 to Form SB-2 filed on November 5, 1997, and the amendments thereto.

   10.9 Lease Agreement between Daiwa Real Estate Co. Ltd. And BII Australia. Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

   10.10   Warrant, dated July 16, 1998. Incorporated by reference to
           Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1998.

   10.11 Debenture and Warrant Purchase Agreement, dated as of April 21, 1999, between Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.12 4% Convertible Debenture Due April 27, 2000 of Registrant, in the principal amount of $1,000,000, dated as of April 27, 1999. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.13 Registration Rights Agreement, dated as of April 21, 1999, between Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

   10.14 Agreement for the sale and purchase of share capital of Trojan Television Limited, dated July 1, 1999, between SF International Limited and Others and Registrant. Incorporated by reference to
           Exhibit 10.1 to Current Report on Form 8-K filed as of July 14,
           1999.

   10.15 Option Agreement, dated March 11, 1999, by and among Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as amended by the First Amendment to Option Agreement, dated April 12, 1999, by and among Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann, as further amended the Second Amendment to Option Agreement, dated April 29, 1999, by and among Registrant, Tim Helfet, Brent Cohen and SF International Ltd. acting for itself or as nominee for Commtel Services Ltd, HL International Ltd and Kai Schuermann. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed as of July 14, 1999.

   10.16 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between Registrant and IBidLive, N.V. Incorporated by reference to Exhibit 10.38 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.17 Nontransferable Redeemable Warrant Agreement, dated July 1, 1999, by and between Registrant and IBidLive, N.V. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on May 19, 1999, and the amendments thereto.

   10.18 Securities Purchase Agreement, dated as of March 29, 1999, between Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.19 Registration Rights Agreement, dated as of March 29, 1999, between Registrant and St. Annes Investments, Ltd. Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   10.20 Debenture and Warrant Purchase Agreement, dated as of October 29, 1999, between Registrant and Roseworth Group, Ltd.
           Incorporated by reference to Exhibit 10.1 to Form S-3 filed on November 24, 1999, as amended.

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

   10.23 Registration Rights Agreement, dated as of October 29, 1999, between Registrant and Roseworth Group, Ltd. Incorporated by reference to Exhibit 10.5 to Form S-3 filed on November 24, 1999, as amended.

   10.24 Securities Purchase Agreement closed as of September 19, 2000, by and between Registrant and e-New Media Digital Entertainment Limited. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 27, 2000.

   10.25 Stock Purchase Agreement, dated as of January 1, 2000, between Registrant and Continental Capital & Equity Corporation. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on April 14, 2000, as amended.

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

   10.28 Executive Employment Agreement, dated as of December 18, 2000, by and between Registrant and Robert Chmiel. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

   10.29 Executive Employment Agreement, dated as of January 1, 2001, by and between Registrant and Kevin Bermeister. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

   10.30 Asset Purchase Agreement, dated as of March 16, 2001, by and among Registrant, The Auction Channel, Inc., Trojan Television Limited and Metro Channel, LLC, as amended by the Amendment, dated April 27, 2001, as further amended by the Amendment, dated April 30, 2001. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed as of May 15, 2001.

   10.31 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay 1, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.32 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.33 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.34   Amendment to Note and Warrant Purchase Agreements, dated as of
           May 23, 2001, between Registrant and Harris Toibb and acknowledged and consented to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly
           Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.35 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.36 Form of Warrant to Purchase Common Stock of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.37 Security and Pledge Agreement, dated May 23, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit
           10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.38 Guaranty, dated May 23, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

   10.39 Rights Agreement Amendment, dated as of May 9, 2001, between Registrant and U.S. Stock Transfer Corporation, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of December 21, 2001.

   10.40 Technology Bundle License Agreement, dated as of October 2, 2001, by and between Registrant and Consumer Empowerment B.V., a company organized under the laws of The Netherlands. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.]

   10.41 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Harris Toibb.

   10.42 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Capel Capital Ltd.

   10.43 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Harris Toibb.

   10.44 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Capel Capital Ltd.

   10.45 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Harris Toibb.

   10.46 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Capel Capital Ltd.

   10.47 Amendment Number Two to Note and Warrant Purchase Agreements, dated December 19, 2001, by and between Registrant and Harris Toibb.

   10.48 Amendment Number One to Secured Convertible Promissory Notes, dated December 19, 2001, in favor of Harris Toibb.

   10.49 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Harris Toibb.

   10.50 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Europlay 1, LLC.

   10.51 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Preston Ford, Inc.

   10.52 Amendment Number One to Security and Pledge Agreement, dated as of December 19, 2001, by and between Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.

   10.53 Security and Pledge Agreement, dated as of December 19, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.

   10.54 Investor Rights Agreement, by and between Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital Ltd.

   10.55 Guaranty, dated December 19, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.

   10.56 Acknowledgement, Consent and Reaffirmation, dated December 19, 2001, by Brilliant Studios, Inc. and B3D, Inc.

   21.1    List of Subsidiaries.

   23.1    Consent of BDO Seidman, LLP.

   24.1    Power of Attorney (included on signature page).