Form 10QSB
period 2002-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2002-05-15
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2002


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

                                 Yes [X]    No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 24,731,142 shares issued and outstanding as of May 8, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]


================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements................................................3

          Condensed Consolidated Balance Sheet as of March 31, 2002...........3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and March 31, 2001................4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2002 and March 31, 2001................5

          Notes to Consolidated Financial Statements..........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

PART II   OTHER INFORMATION..................................................25

Item 2.   Changes in Securities and Use of Proceeds..........................25

Item 4.   Submission of Matters to a Vote of Security Holders................25

Item 6.   Exhibits and Reports on Form 8-K...................................25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                MARCH 31,
                                                                   2002
                                                               ------------
ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents............................       $      771
   Accounts receivable, net.............................               71
   Other assets, net....................................              236
                                                               -----------
Total current assets....................................            1,078
Property, plant and equipment, net......................              127
Other assets, net.......................................              405
                                                               -----------
Total assets............................................       $    1,610
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................       $      368
   Accrued expenses.....................................            1,096
   Deferred revenue.....................................              917
   Capital financing, net of discount...................            1,123
   Current portion of notes payable.....................              137
                                                               -----------
Total current liabilities...............................            3,641
Deferred revenue........................................            2,326
Notes payable, less current portion.....................               20
Other long term liabilities.............................               50
                                                               -----------
Total liabilities.......................................            6,037
Commitments and contingencies
Stockholders' deficit:
   Common stock.........................................               22
   Additional paid-in capital...........................           51,732
   Accumulated deficit..................................          (55,888)
   Cumulative other comprehensive loss..................             (293)
                                                               -----------
Total stockholders' deficit.............................           (4,427)
                                                               -----------
Total liabilities and stockholders' deficit.............       $    1,610
                                                               ===========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     -------------------------
                                                                         2002         2001
                                                                     -----------   -----------
                                                                     (unaudited)   (unaudited)
Revenues..........................................................   $     293     $    390
Costs and expenses:
    Costs of revenues.............................................          52           33
    Sales and marketing...........................................          22          297
    General and administrative....................................         557        1,007
    Research and development......................................          90          678
    Depreciation and amortization.................................          17          120
                                                                     ----------    ---------
                                                                           738        2,135
                                                                     ----------    ---------
Loss from operations..............................................        (445)      (1,745)
Other income (expense):
    Export market development grant...............................          --           33
    Gain on foreign exchange......................................          --           23
    Interest income (expense), net................................        (866)          14
                                                                     ----------    ---------
    Total other income (expense)..................................        (866)          70
                                                                     ----------    ---------
Loss from continuing operations...................................      (1,311)      (1,675)
Loss from discontinued operations.................................          --         (460)
                                                                     -----------   ---------
Net loss before income taxes......................................      (1,311)      (2,135)
Provision for income taxes........................................          --           --
                                                                     ----------    ---------
Net loss..........................................................      (1,311)      (2,135)

Foreign currency translation adjustment (net of tax effects)......          (4)         (62)
                                                                     ---------     ---------
Comprehensive loss................................................   $  (1,315)    $ (2,197)
                                                                     ==========    =========

Basic and diluted continuing operations loss per share............   $   (0.07)    $  (0.10)
                                                                     ==========    =========
Basic and diluted for discontinued operations per share...........   $   (0.00)    $  (0.03)
                                                                     ==========    =========
Basic and diluted net loss per share..............................   $   (0.07)    $  (0.13)
                                                                     ==========    =========
Weighted average number of shares used in computing
    basic and diluted net loss per share..........................      17,850       16,054
                                                                     ==========    =========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 -------------------------
                                                                    2002          2001
                                                                 -----------   -----------
                                                                 (unaudited)   (unaudited)
OPERATING ACTIVITIES
Net loss.......................................................   $  (1,311)    $  (2,135)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
     Depreciation and other amortization.......................         936           478
     Loss from discontinued operations.........................          --           460
     Loss (gain) on foreign exchange...........................          --            25
     Effect of warrants granted................................          21           298
     Changes in operating assets and liabilities:
       Accounts receivable.....................................           1          (138)
       Other assets............................................           2          (229)
       Accounts payable and accruals...........................          46          (219)
       Deferred revenue........................................        (229)         (229)
       Other long-term liabilities.............................         (65)          (60)
                                                                  ----------    ----------
Total adjustments..............................................         712           386
                                                                  ----------    ----------
Net cash used in continuing activities.........................        (599)       (1,749)
Net cash used in discontinued operations.......................          --          (490)
                                                                  ----------    ----------
Net cash used in operating activities..........................        (599)       (2,239)

INVESTING ACTIVITIES
Purchases of equipment.........................................          --           (12)
                                                                  ----------    ----------
Net cash used in investing activities..........................          --           (12)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs.................         800            --
Proceeds from the issuance of capital financing................         400            --
Repayments of notes............................................         (11)          (14)
                                                                  ----------    ----------
Net cash provided by financing activities......................       1,189           (14)
                                                                  ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........         590        (2,265)

Translation adjustments........................................          (4)          (62)
Cash and cash equivalents at beginning of period...............         185         3,401
                                                                  ----------    ----------
Cash and cash equivalents at end of period.....................   $     771     $   1,074
                                                                  ==========    ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest....................................................   $       4     $       4
                                                                  ==========    ==========


                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     In May 2001, we issued $2,264,150 in principal amount of Secured Convertible Promissory Notes (the "Original Notes") with warrants to purchase shares of our common stock. A beneficial conversion feature of $1,056,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the Original Notes.

     In December 2001, we issued an additional $350,000 in principal amount of Secured Convertible Promissory Notes as part of an overall financing of $750,000, the balance of which was funded in 2002 (the "New Notes"), with warrants to purchase shares of our common stock. A beneficial conversion feature of $295,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the New Notes.

     Also in December 2001, the conversion feature and warrants issued in connection with the Original Notes were adjusted to the same terms as the New Notes. As such, an additional beneficial conversion feature of $1,632,000 was recorded and will be amortized on a straight-line basis over the remaining life of the Original Notes.

     In January 2002, we issued the remaining $400,000 in principal amount of Secured Convertible Promissory Notes as part of the overall New Notes financing. A beneficial conversion feature of $337,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the New Notes.

     In connection with these promissory Notes, we amortized $793,000 of debt discount expense and $73,000 interest expense in the first quarter of 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

     The Company has a history of losses, a negative net worth and may never attain profitability. The Company has a limited operating history and has not attained profitability. Since inception, the Company has incurred significant losses and negative cash flow, and as of March 31, 2002 had an accumulated deficit of $55.9 million. These conditions, combined with the Company's historical operating losses, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. The Company is seeking additional funding and believes that the receipt and application of additional funding may result in improved operating results. However, the Company cannot guarantee that it will be able to secure additional funding, or that if such funding is available, the terms or conditions will be acceptable to the Company.

2.   STOCKHOLDERS' EQUITY

     In March 2002, the Company sold an aggregate of 6,051,437 shares of its common stock to Harris Toibb, Markev Services LLC and David Wilson in a private placement at a price per share of $0.1322, for aggregate proceeds to the Company of $800,000. In connection with the offering, the Company also issued to the investors, warrants to purchase up to an aggregate of 10,758,110 shares of common stock at an exercise price of $0.148725 per share. The warrants expire on May 23, 2004. Mark Dyne, the Company's Chairman, and Kevin Bermeister, a director and the Company's Chief Executive Officer and President, are owners of Markev Services and Harris Toibb is a significant stockholder of the Company.

     Options and warrants representing common shares of 3,384,140 and 58,514,828 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 2001 and 2002, respectively, because they were anti-dilutive. The increase in the warrants is due to warrants issued in connection with capital financing agreements transacted from May 1, 2001 through March 31, 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


3.   COMMITMENTS AND CONTINGENCIES

     At March 31, 2002, the Company was obligated under certain licensing agreements to make minimum payments totaling $71,000 for use of certain properties and characters in development of the Company's products.

     The Company has two fixed asset financing notes with future minimum payments as of March 31, 2002 as follows:

                        YEAR                          AMOUNT
                    --------------                  -----------
                        2002                            40,000
                        2003                            31,000
                                                    -----------
                                                       $71,000
                                                    ===========

     The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of March 31, 2002 under these leases are as follows:

                        YEAR                          AMOUNT
                    --------------                  -----------
                        2002                            62,000
                        2003                             7,000
                                                    -----------
                                                       $69,000
                                                    ===========

     Rent expense was $99,000 and $21,000 for the three months ended March 31, 2001 and the three months ended March 31, 2002, respectively.

4.   GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations consist of the operations of Brilliant Digital Entertainment Pty. Ltd. in Australia, Brilliant Digital Entertainment in the United States and The Auction Channel was in the United Kingdom. The following schedule sets forth the revenues and long-lived assets, including those of the discontinued operations of The Auction Channel, by geographic area:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


                                                 UNITED                      UNITED
                                                 STATES       AUSTRALIA     KINGDOM
                                               ------------  ------------  -----------
THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from unaffiliated customers...        $151,000       $10,000       $9,000
   Revenues from affiliated customers.....         229,000            --           --
                                               ------------  ------------  -----------
   Total revenues.........................        $380,000       $10,000       $9,000
                                               ============  ============  ===========
THREE MONTHS ENDED MARCH 31, 2002:

   Revenues from unaffiliated customers...         $58,000        $6,000           --
   Revenues from affiliated customers.....         229,000            --           --
                                               ------------  ------------  -----------
   Total revenues.........................        $287,000        $6,000           --
                                               ============  ============  ===========

LONG-LIVED ASSETS AS OF:
   March 31, 2002.........................        $479,000       $53,000           --
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

     For the three months ended March 31, 2002, e-New Media represented 80% of the revenues with distribution and licensing rights ($229,000). For the three months ended March 31, 2001, e-New Media represented 59% of the revenues with distribution and licensing rights ($229,000). Infogrames contributed 18% ($70,000) of revenues, while Warner Bros. Online contributed advertising revenues of 12% ($46,000).

5.   SUBSEQUENT EVENTS

     In April 2002, the Company sold 2,116,045 shares of its common stock to investors in a private placement at a price per share of $0.1731 for 491,045 shares and a price per share of $0.20 for 1,625,000 shares, for aggregate proceeds to the Company of $410,000. In connection with the offering, the Company also issued to the investors warrants to purchase up to 3,861,476 shares of common stock at exercise prices of $0.19474 per share (for warrants for 491,045 shares) and $0.2175 per share (for warrants for 1,625,000 shares). The warrants expire on May 23, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant Digital Entertainment, Inc. is a developer of rich media advertising serving technologies, software authoring tools and content for three dimensional, or 3D, animation on the World Wide Web. During the third quarter of 2001, we began marketing and distributing our player, the "Digital Projector" (required for the playback of our rich media content and advertisements) through two large peer-to-peer, or P2P, networks, Sharman Networks, which operates the KaZaA network (formerly operated by Consumer Empowerment B.V.), and StreamCast Networks, which operates the Morpheus network. Previously, our primary method of distribution was through the bundling of the Digital Projector with our animation content which we syndicated to third party web sites. At December 31, 2001, we estimate that our Digital Projector had been distributed to tens of millions of users based on KaZaA's weekly downloads as reported on Download.com, as additional P2P connected computers and other users accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player and StreamCast Networks has discontinued its distribution. We commercialize our technology in two primary ways. We license our rich media advertising server technologies to web sites to enable the selling and serving of our proprietary rich media advertising format, and we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios and content developers interested in creating content for the Internet.

     We launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. With the decline of industry wide banner advertising revenues and click through rates, we believe that our animated 3D banner advertisements perform better than GIF banners and may help reinvigorate certain online advertising campaigns. We license our rich media ad serving technologies, through our wholly-owned subsidiary B3D, Inc., to high traffic web sites, including the P2P network of Sharman Networks, for the serving of Brilliant Banners. We are also introducing our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format. In

November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc. This rich media certification was awarded after our technology passed the DoubleClick tests for functionality, impression tracking and click tracking.

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

     In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash requirements. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

     We enter into distribution contracts under which we are entitled to fixed minimum guaranteed payments. The minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor and the terms of the sale are considered fixed. We have derived our revenues from royalties, development fees and software sales. We license our traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent that they exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned.

     Revenues decreased 25% from $390,000 for the three months ended March 31, 2001 to $293,000 for the three months ended March 31, 2002. The primary source of revenue is our distribution and technology agreements with e-New Media which resulted in revenue of $229,000 in the three months ended March 31, 2001 and the three months ended March 31, 2002 and from advertising revenues. The decrease in revenues is due to a reduction in advertising revenue resulting from the non-recurrence of a one-time advertising sale for $70,000, which occurred during the three months ended March 31, 2001.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization of licensing royalties to third parties and the direct costs of banner advertising. Cost of revenues increased from $33,000 for the three months ended March 31, 2001 to $52,000 for the three months ended March 31, 2002. This represents an increase of $19,000, or 58%, which is primarily due to the development of banner ads created for Internet advertisers at a cost of $26,000 for the three months ended March 31, 2002. This increase is offset by a reduction in royalty expense, from $26,000 in 2001 to $18,000 in 2002, as two of our licensing agreements were fully amortized during 2001 and the three months ended March 31, 2002. We also incurred initial costs of $5,000 pertaining to the newly formed company, Altnet, Inc.

     SALES AND MARKETING. Sales and marketing expenses were reduced by 93% from $297,000 for the three months ended March 31, 2001 to $22,000 for the three months ended March 31, 2002. In the first quarter of 2001, we incurred $255,000 in expense for warrants issued in connection with our agreement with Yahoo!, which was fully amortized during 2001. The decrease is also attributable to the reduction in our use of outside sales and marketing consultants. The $22,000 incurred in the three months ended March 31, 2002 is primarily due to fees to sales consultants and our initial marketing efforts for Altnet, Inc.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased $450,000 or 45% from $1,007,000 for the three months ended March 31, 2001 to $557,000 for the three months ended March 31, 2002. This decrease is primarily attributable to a decrease in salaries and employee benefits of $359,000 due to a reduction in headcount in the Los Angeles office and a decrease in insurance costs. Additionally, rent expense was reduced by $78,000 due to the closing of production space in Australia and reduction of office space in Los Angeles. The decrease was partially offset by an increase in legal fees relating to our financing transactions in the three months ended March 31, 2002 and costs incurred related to Altnet, Inc.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies, 3D animated content for banner ads and Internet web site development costs. These costs decreased 87% from $678,000 for the three months ended March 31, 2001 to $90,000 for the three months ended March 31, 2002 primarily due to a decrease in web site development costs, research and development personnel and overhead costs associated with research and development. We decreased the headcount of our research and development personnel in our Sydney, Australia office during 2001 from 53 employees to 7 employees at March 31, 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased 86% from $120,000 for the three months ended March 31, 2001 to $17,000 for the three months ended March 31, 2002. The decrease is attributable to completion of depreciation of certain fixed assets prior to the three months ended March 31, 2002 and the disposal of other fixed assets.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense and debt discount on capital financing, gains and losses on foreign exchange transactions, and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $70,000 for the three months ended March 31, 2001 to a loss of $866,000 for the three months ended March 31, 2002. The loss is due to a non-cash debt discount expense of $793,000 and accrued interest expense of $73,000 incurred in connection with our sale of $3,014,150 in principal amount of Convertible Promissory Notes in 2001. During the remaining three fiscal quarters of 2002, we will incur an additional $2,082,000 in non-cash debt discount expense in connection with this financing transaction. During the first quarter of 2001, we earned $33,000 for the trade export grant, recognized $23,000 in gain on foreign exchange transactions and earned $14,000 of interest income, net of expense.

     NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. A net loss of $460,000 was recognized for the three months ended March 31, 2001. The net assets of The Auction Channel were sold in the second quarter of 2001 and the company was subsequently dissolved.

LIQUIDITY, CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     As of March 31, 2002, our cash and cash equivalents totaled approximately $771,000. This is an increase of $586,000 as compared to December 31, 2001. The increase is due to debt and equity financing transactions consummated during the quarter in which we raised an aggregate of $1,200,000, partially offset by a net loss of $1,311,00.

     Cash flows from operating, financing and investing activities for the three months ended March 31, 2002 and 2001 are summarized in the following table:

        ACTIVITY:                           2002              2001
        ----------------------------    --------------    --------------
        Continuing Operations           $  ( 599,000)     $  (1,749,000)
        Discontinuing Operations        $         --      $    (490,000)
        Investing                       $         --      $     (12,000)
        Financing                       $  1,189,000      $     (14,000)

     Net cash of $599,000 used in operating activities during the three months ended March 31, 2002 was primarily attributable to a net loss from operations of $1,311,000. This is compared to a net use of cash during the three months ended March 31, 2001 of $1,749,000 attributable to a net loss of $2,135,000 and an additional use of cash of $490,000 attributable to discontinued operations.

     Net cash used to purchase computer equipment amounted to $12,000 in the three months ended March 31, 2001.

     We are required as of March 31, 2002 to make minimum payments of $37,000 under various licensing agreements.

     At March 31, 2002, we had rental commitments for our office facility of $69,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $36,000 and $35,000 payable over the next 2 years. Our contractual obligations are as follows:

          CONTRACTUAL                      LESS THAN        1-3
          OBLIGATIONS          TOTAL         1 YEAR        YEARS
        -----------------    ----------   -----------    ---------
        Capital Leases         $71,000       $40,000      $31,000
        Operating Lease        $69,000       $62,000      $ 7,000


     In March 2002, we sold an aggregate of 6,051,437 shares of common stock to Harris Toibb, Markev Services LLC and David Wilson in a private placement at a price per share of $0.1322, for aggregate proceeds to us of $800,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 10,758,110 shares common stock at an exercise price of $0.148725 per share. The warrants expire in on May 23, 2004. Mark Dyne, our Chairman, and Kevin Bermeister, a director and our Chief Executive Officer and President, are owners of Markev Services and Harris Toibb is a significant stockholder of the company.

     In April 2002, we sold an additional 2,116,045 shares of common stock to investors in a private placement at a price per share of $0.1731 for 491,045 shares and a price per share of $0.20 for 1,625,000 shares, for aggregate proceeds to the Company of $410,000. In connection with the offering, the Company also issued to the investors warrants to purchase up to 3,861,476 shares common stock at exercise prices of $0.19474 per share (for warrants for 491,045 shares) and $0.2175 per share (for warrants for 1,625,000 shares). The warrants expire on May 23, 2004.

     Our operations generated negative cash flow during the three months ended March 31, 2001 and 2002, and we expect a significant use of cash during the upcoming 2002 fiscal year as we initiate the business opportunity for Altnet, Inc., as well as continue to develop our software tools and continue our marketing efforts for our tools and 3D rich media banners ads. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will be sufficient to fund our anticipated expenditures into the third quarter of 2002. Consequently, we will require additional equity or debt financing during 2002, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN, REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2002, our cash balance was approximately $771,000 and our outstanding accounts payable, accrued expenses and current debt totaled $2,724,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

     WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2002 we had an accumulated deficit of $55.9 million. Additionally, as of the date of this report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of software tools development, brand promotion, sales and marketing, administration, deployment of our Altnet peer-to-peer network and operating infrastructure. Our business model assumes that consumers and advertisers will be attracted to our rich media advertising formats (Brilliant Banners), and that animators and those who produce banner advertisements will use our b3d tools and technology in the development of other b3d-produced content. Our business model also assumes that a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which is not operational. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our December 31, 2001 financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

     OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which mature on November 10, 2002, and accrued interest may be converted by the holders at any time into a number of shares of our common stock determined by dividing the amount due under the notes, including interest, by a price equal to the lesser of $.20 and the lowest 5 day volume weighted average price of our common stock as reported by the American Stock Exchange at any time during the term of the notes. At May 6, 2002, the principal and interest outstanding under the Notes could be converted by the holders into 26,937,385 shares of common stock, which would represent 52.1% of our outstanding common stock immediately following the conversion. The warrants have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 200% of their invested capital in shares of our Common Stock at a per share exercise price equal to 112.5% of the conversion price. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders. Additionally, during the first quarter of 2002, we raised an additional $800,000 through the sale of 6,051,437 shares of common stock and common stock purchase warrants. These warrants have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 10,758,110 shares of our Common Stock at a per share exercise price of $0.148725. We anticipate that during remainder of 2002, we will need to raise additional capital, as our current operations do not generate positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

     The following table illustrates our capitalization as of May 6, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                           SHARES OF       PERCENTAGE OF FULLY
SECURITY                                  COMMON STOCK       DILUTED SHARES
--------------------------------------    ------------     -------------------
Outstanding Common Stock                   24,731,142            25.6%
Convertible Promissory Notes               33,024,575            34.2%
Outstanding Warrants(1)                    35,885,272            37.2%
Outstanding Options                         2,944,000             3.0%
                                          ------------     -------------------
 Fully Diluted Shares of Common Stock(2)   96,584,989           100.0%

------------------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on May 6, 2002, which was $0.36.
(2) This number excludes 410,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that currently are not the subject of an outstanding stock option or other award.

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

     ALTNET IS AN UNPROVEN BUSINESS VENTURE AND MAY REQUIRE SIGNIFICANT CAPITAL TO BE SUCCESSFULLY IMPLEMENTED. Our Altnet peer-to-peer business is unproven and we cannot guaranty that it will be successful. The success of the business will depend, in part, on our ability to enter into end user agreements with a sufficient number of qualified personal computer owners to allow the network to work efficiently and effectively, acceptance by corporate customers of our services, the technical viability of the commercially available digital rights management, or DRM, software we employ to protect the proprietary content that will pass through the Altnet network and reside on network computers, and our underlying peer-to-peer technology. Additionally, we do not have sufficient capital to internally fund Altnet's development and operations. Consequently, the capital necessary to launch and fund Altnet will need to come from outside sources. We cannot make assurances that sufficient capital will be available at all or on terms acceptable to us to fund Altnet's development and operations.

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

     o    Acceptance of the Brilliant Banner advertising format by web sites;

     o Performance of the Brilliant Banner versus other rich media advertising formats and traditional 2D advertisements; and

     o Our ability to broadly disseminate our Digital Projector, which is necessary to view our Brilliant Banners.

     OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT, DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS AND LIMIT THE NUMBER OF USER'S FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute our Digital Projector and the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KaZaA Media Desktop. We rely on computer users' demand for the KaZaA Media Desktop to increase the installed base of our (1) Digital Projector, which is necessary to view b3d-produced content such as our Brilliant Banners, and (2) Altnet software, which is necessary to connect users to our private peer-to-peer network. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Digital Projector and Altnet software. Additionally, a disruption in the distribution of the KaZaA Media Desktop or a decrease in demand for the product by users would necessarily impact the future distribution of our technology. The KaZaA Media Desktop, as well as other peer-to-peer software products, is currently the subject of a lawsuit; METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER, LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the KaZaA Media Desktop as a result of this litigation, it would prevent the further distribution of the Digital Projector and Altnet peer-to-peer software with the KaZaA product which could have a material adverse affect on our business and financial condition.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2002, we sold an aggregate of 6,051,437 shares of common stock to Harris Toibb, Markev Services LLC and David Wilson in a private placement at a price per share of $0.1322, for aggregate proceeds to us of $800,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 10,758,110 shares common stock at an exercise price of $0.148725 per share. The warrants expire in on May 23, 2004. Mark Dyne, our Chairman, and Kevin Bermeister, a director and our Chief Executive Officer and President, are owners of Markev Services and Harris Toibb is a significant stockholder of the company. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of our stockholders held on February 20, 2002, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of common stock of the company authorized for issuance from 30,000,000 shares to 150,000,000 shares. At the meeting, 10,738,756 shares were voted in favor of, 2,710,277 shares were voted against, and 7,930 shares were withheld from voting on the amendment. There were 0 broker non-votes at the special meeting that were not counted as votes cast for or against the proposal to amend our Amended and Restated Certificate of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     10.1 Contractor, Confidential Information and Non-Solicitation Agreement, dated as of February 28, 2002, between the Registrant and Abe Sher, an individual.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on March 11, 2002, reporting the consummation of a financing transaction.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: May 14, 2002                           /S/ ROBERT CHMIEL
                                          -------------------------------------
                                          By:   Robert Chmiel
                                          Its:  Chief Operating Officer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)