Form 10QSB
period 2002-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2002-08-14
CIK 1022844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 24,891,142 shares issued and outstanding as of August 2, 2002.

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

           Condensed Consolidated Balance Sheet as of
           June 30, 2002 (unaudited)...........................................3

           Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2002
           (unaudited) and June 30, 2001 (unaudited)...........................4

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2002 (unaudited)
           and June 30, 2001 (unaudited).......................................5

           Notes to Consolidated Financial Statements..........................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

PART II    OTHER INFORMATION..................................................27

Item 2.    Changes in Securities and Use of Proceeds..........................27

Item 4.    Submission of Matters to a Vote of Security Holders................28

Item 6.    Exhibits and Reports on Form 8-K...................................29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                       JUNE 30,
                                                                         2002
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
     Cash and cash equivalents .................................       $    330
     Accounts receivable, net ..................................            213
     Other assets, net .........................................            180
                                                                       --------
Total current assets ...........................................            723
Property, plant and equipment, net .............................            142
Other assets, net ..............................................            364
                                                                       --------
Total assets ...................................................       $  1,229
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................       $    480
     Accrued expenses ..........................................            356
     Deferred revenue ..........................................            917
     Capital financing, net of discount ........................          1,979
     Current portion of notes payable ..........................            116
                                                                       --------
Total current liabilities ......................................          3,848
Deferred revenue ...............................................          2,097
Long-term debt .................................................          1,067
Notes payable, less current portion ............................              9
Other long term liabilities ....................................             50
                                                                       --------
Total liabilities ..............................................          7,071
Commitments and contingencies
Stockholders' deficit:
     Common stock ..............................................             25
     Additional paid-in capital ................................         52,386
     Accumulated deficit .......................................        (57,972)
     Cumulative other comprehensive loss .......................           (281)
                                                                       --------
Total stockholders' deficit ....................................         (5,842)
                                                                       --------
 Total liabilities and stockholders' deficit ...................       $  1,229
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                      3 MONTHS ENDED          6 MONTHS ENDED
                                   --------------------    --------------------
                                   6/30/01     6/30/02     6/30/01     6/30/02
                                   --------    --------    --------    --------
                                 (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
REVENUE:
   Revenues ....................   $    652    $    375    $  1,042    $    668
                                   --------    --------    --------    --------


COST OF REVENUES AND EXPENSES:
Cost of revenues ...............        384          39         417          91
Sales & marketing ..............        223         103         520         125
Website development ............         20          97          87          97
General and administrative .....      1,416       1,251       2,423       1,808
Research and development .......        299          46         909         136
Depreciation ...................         58          14         178          31
                                   --------    --------    --------    --------
Total cost of revenues and
   expenses ....................      2,400       1,550       4,534       2,288
                                   --------    --------    --------    --------
Loss from operations ...........     (1,748)     (1,175)     (3,492)     (1,620)
OTHER INCOME (EXPENSE):
Export market development grant        --          --            31        --
Gain (loss) on foreign exchange          19        --            44        --
Gain (loss) on sale of assets ..         25        --            25        --
Debenture expense ..............        (14)       --           (14)       --
Interest income (expense), net .         15        (909)         29      (1,775)
                                   --------    --------    --------    --------
   Total other income (expense)          45        (909)        115      (1,775)
                                   --------    --------    --------    --------

Loss from continuing operations      (1,703)     (2,084)     (3,377)     (3,395)
Gain (loss) from discontinued
   operations ..................        484        --            23        --
                                   --------    --------    --------    --------
Net loss before income tax .....     (1,219)     (2,084)     (3,354)     (3,395)
Provision for income tax .......       --          --          --          --
                                   --------    --------    --------    --------
Net loss .......................     (1,219)     (2,084)     (3,354)     (3,395)
Foreign currency translation
   adjustment ..................        (18)         12         (80)          8
                                   --------    --------    --------    --------
Comprehensive loss .............   $ (1,237)   $ (2,072)   $ (3,434)   $ (3,387)
                                   ========    ========    ========    ========
Basic and diluted net loss
   continuing operations .......      (0.11)      (0.09)      (0.21)      (0.16)
                                   ========    ========    ========    ========
Basic and diluted net loss
   discontinuing operations ....       0.03        --          0.00        --
                                   ========    ========    ========    ========

Basic & diluted net loss per
   share .......................   $  (0.08)   $  (0.09)   $  (0.21)   $  (0.16)
                                   ========    ========    ========    ========
Weighted average number of
   shares used in computing
   basic and diluted net loss
   per share ...................     16,054      24,317      16,054      21,197
                                   ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
                                                       (unaudited)   (unaudited)
OPERATING ACTIVITIES
Net loss ...........................................      $(3,395)      $(3,354)
Adjustments to reconcile net loss to the
   net cash used in operating activities:
      Depreciation and other amortization ..........          174           776
      Debt discount and financing interest .........        1,723         1,054
      Loss from discontinued operations ............         --             363
      Loss (gain) on foreign exchange ..............         --              40
      Effect of warrants granted ...................          229           509
      Changes in operating assets and
        liabilities:
         Accounts receivable .......................         (140)           30
         Other assets ..............................         --            (313)
         Accounts payable and accruals .............          480          (345)
         Deferred revenue ..........................         (457)         (458)
         Other long-term liabilities ...............          (84)       (1,178)
                                                          -------       -------
Total adjustments ..................................        1,925           478
                                                          -------       -------
Net cash used in continuing activities .............       (1,470)       (2,876)
Net cash used in discontinued operations ...........         --            (311)
                                                          -------       -------
Net cash used in operating activities ..............       (1,470)       (3,187)

INVESTING ACTIVITIES
Purchases of equipment .............................         --             (21)
                                                          -------       -------
Net cash used in investing activities ..............         --             (21)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net
   of costs ........................................        1,229          --
Proceeds from the issuance of capital
   financing .......................................          400         2,268
Repayments of notes ................................          (22)          (27)
                                                          -------       -------
Net cash provided by financing activities ..........        1,607         2,241
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .....................................          137          (967)

Translation adjustments ............................            8           (80)
Cash and cash equivalents at beginning
   of period .......................................          185         3,187
                                                          -------       -------
Cash and cash equivalents at end of
   period ..........................................      $   330       $ 2,140
                                                          =======       =======

Supplemental  disclosure of cash flow
   information:
   Cash paid during the period for:
      Interest .....................................      $     9       $    10
                                                          =======       =======

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     Between May 2001 and January 2002, we issued an aggregate of $3,014,150 in principal amount of Secured Convertible Promissory Notes (the "Original Notes") with warrants to purchase shares of our common stock. Interest accrues at 10%. A beneficial conversion feature of $3,320,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the Original Notes.

     In connection with these promissory Notes, we amortized $1,595,897 of debt discount expense and $149,086 interest expense in the first six months of 2002.

     In the first half of 2002, the Company issued warrants to purchase 1,259,286 shares of common stock in consideration for consulting services provided by six consultants, and expensed $229,000 in connection with these warrants.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


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

     The Company has a history of losses, a negative net worth and may never attain profitability. Since inception, the Company has incurred significant losses and negative cash flow, and as of June 30, 2002 had an accumulated deficit of $58.0 million. These conditions, combined with the Company's historical operating losses, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. The Company is seeking additional funding and believes that the receipt and application of additional funding may result in improved operating results. However, the Company cannot guarantee that it will be able to secure additional funding, or that if such funding is available, the terms or conditions will be acceptable to the Company.

     The Company adopted two new recent accounting pronouncements:

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Cautionary Statements and Risk Factors.

2.   STOCKHOLDERS' EQUITY

     In March 2002, the Company sold an aggregate of 6,051,437 shares of its common stock in a private placement to Harris Toibb, Markev Services, LLC and David Wilson at a price per share of $0.1322 for aggregate proceeds to the Company of $800,000. In connection with the offering, the Company also issued to the investors, warrants to purchase up to an aggregate of 10,758,110 shares of common stock at an exercise price of $0.148725 per share for Harris Toibb, Markev Services, LLC and David Wilson. The warrants expire on May 23, 2004. Mark Dyne, the Company's Chairman, and Kevin Bermeister, a director and the Company's Chief Executive Officer and President, are owners of Markev Services, LLC and Harris Toibb is a significant stockholder of the Company.

     In April 2002, the Company sold an aggregate of 2,276,045 shares of its common stock to eight investors in a private placement for aggregate proceeds to the Company of $450,000. The prices per share ranged from $0.1731 to $0.25, and were based on the Company's market price at the time the investor committed to purchase the shares. In connection with the offering, the Company also issued to the investors, warrants to purchase up to an aggregate of 4,145,921 shares of common stock at exercise prices ranging from $0.19474 to $0.28125 per share. The warrants expire on May 23, 2004.

     Options and warrants representing common shares of 6,221,443 and 65,675,034 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 2001 and 2002, respectively, because they were anti-dilutive. The increase in the warrants is due to warrants issued in connection with capital financing and equity agreements transacted during the period from May 1, 2001 through June 30, 2002.

3.   COMMITMENTS AND CONTINGENCIES

     At June 30, 2002, the Company was obligated under certain licensing agreements to make minimum payments totaling $37,000 for use of certain properties and characters in development of the Company's products.

     The Company has two fixed asset financing notes with future minimum payments as of June 30, 2002 as follows:

              YEAR                                  AMOUNT
        -----------------                       -------------

              2002                                    25,000
              2003                                    31,000
                                                -------------
                                                     $56,000
                                                =============

     The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of June 30, 2002 under these leases are as follows:

              YEAR                                  AMOUNT
        -----------------                       -------------

              2002                                    41,000
              2003                                     7,000
                                                -------------
                                                     $48,000
                                                =============

     Rent expense was $281,000 and $42,000 for the six months ended June 30, 2001 and the six months ended June 30, 2002, respectively.

4.   GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations consist of the operations of Brilliant Digital Entertainment, Pty. Ltd. in Australia and Brilliant Digital Entertainment, Inc. in the United States. The following schedule sets forth the revenues and long-lived assets by geographic area:

                                                        UNITED
                                                        STATES         AUSTRALIA
                                                      ----------      ----------

SIX MONTHS ENDED JUNE 30, 2002:
   Revenues from unaffiliated customers ........      $  661,000      $    7,000
   Revenues from affiliated customers ..........            --              --
                                                      ----------      ----------
   Total revenues ..............................      $  661,000      $    7,000
                                                      ==========      ==========

SIX MONTHS ENDED JUNE 30, 2001:
   Revenues from unaffiliated customers ........      $1,032,000      $   10,000
   Revenues from affiliated customers ..........            --              --
                                                      ----------      ----------
   Total revenues ..............................      $1,032,000      $   10,000
                                                      ==========      ==========

LONG-LIVED ASSETS AS OF:
   June 30, 2002 ...............................      $  431,000      $   75,000
                                                      ==========      ==========

     For each of the periods shown above, a portion of the operating expenses and most of the research and development costs were incurred and paid in Australia. The costs associated with animation design, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

     For the six months ended June 30, 2002, e-New Media and Internet Fuel, Inc. accounted for 69% ($458,000) and 13% ($89,000), respectively, of our revenues, while various advertisers made up the balance of the revenues. For the six months ended June 30, 2001, e-New Media represented 44% of the revenues with distribution and licensing rights ($458,000). Island Def Jam contributed 22% of the revenue ($226,000). Warner Bros. Online contributed revenue of 13% ($136,000), while Infogrames contributed 10% ($100,000) of the revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Brilliant Digital Entertainment for the six months ended June 30, 2002 and June 30, 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

OVERVIEW

     Brilliant Digital Entertainment, Inc. is a developer and distributor of rich media advertising technologies and through its Altnet subsidiary, secure peer-to-peer computer networking solutions. We commercialize our advertising technology in two primary ways. We license our rich media advertising server technologies to web sites to enable the selling and serving of our proprietary rich media advertising format, and we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios and content developers interested in creating content for the Internet.

     We launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. We license our rich media ad serving technologies, through our wholly-owned subsidiary B3D, Inc., to high traffic web sites, including the peer-to-peer network of Sharman Networks, for the serving of Brilliant Banners. We are also introducing our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format.

     In February 2002, we formed Altnet, Inc. to create a private, peer-to-peer network utilizing existing, proven technology to allow Altnet's users to (i) securely and efficiently distribute digital files, propagated solely by Altnet on behalf of its clients, from one end user to another, and (ii) leverage the processing, storage and distribution power of a peer-to-peer network comprised of tens of millions of users. Peer-to-peer computing is the sharing of computer resources and services by direct exchange between computer systems, and not through a central server. Peer-to-peer computing applications include the exchange of digital files and other information, processing cycles (the cycles by which data is processed in the central processing unit of a computer), cache storage (temporary storage of files in the central processing unit of a computer), and disk storage. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access the collective power of individual computers to benefit the entire enterprise.

     We have initially commercialized Altnet by propagating files that respond to particular search words associated with those files (we call this TopSearch) for display in the search results section inside the KaZaA Media Desktop. We charge a placement fee, fee per download and/or participate on a revenue share basis.. To protect against infringement of the proprietary rights of the owners of the content distributed over the Altnet network, we license commercially available digital rights management ("DRM") technology and "wrap" files propagated on the network with the DRM. Additionally, we intend to further commercialize Altnet through licensing agreements for Altnet's three main services: Network Services, Distributed Storage and Distributed Processing.

     In 2001, we substantially reduced our internal production and web distribution of episodic animations, called MultipathTM Movies, and animated music videos, in order to reduce our costs and our cash requirements. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of our Altnet subsidiary.

     We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com, www.b3d.com and www.altnet.com does not constitute part of this Form 10-QSB.

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

RESULTS OF OPERATIONS

     REVENUES. Production fees are paid to us by customers in exchange for our development of animated content, including banner ads, in accordance with customer specifications. The development agreements generally specify certain "milestones" which must be achieved throughout the production process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone.

     Revenues earned from the sale or licensing of our software tools, are recognized when we enter into the sales or licensing agreements. If the agreement covers a period in excess of one year, the revenue associated with this agreement is recognized on a straight-line basis over the life of the agreement.

     Advertising revenues, which are revenues earned from the placing of our content on third party web sites, are recognized when the third party accounts to us. Ad server licensing revenues are recognized when we invoice the licensee, which usually occurs after the terms of the advertising campaign insertion order are fulfilled.

     Revenues decreased 36% from $1,042,000 for the six months ended June 30, 2001 to $668,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, our primary sources of revenue were from our distribution and technology agreements with e-New Media, which generated $458,000 in revenue, and from advertising activities. In 2001, e-New Media generated $458,000, while Island Def Jam produced $226,000 and Warner Bros. Online generated $136,000. We also earned $100,000 from an advertising agreement with Infogrames. The decrease in revenues in the 2002 period is due primarily to a reduction in revenues from the production of animated music videos following our closure of Digital Hip Hop in November, 2001.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization of licensing royalties payable to third parties and the direct costs associated with content productions. Cost of revenues decreased significantly from $417,000 for the six months ended June 30, 2001 to $91,000 for the six months ended June 30, 2002. This represents a decrease of $326,000, or 78%, which is primarily due to the termination of production of content for Warner Bros. Online and the closure of Digital Hip Hop. Additionally there was a decrease in royalty expense, from $53,000 in 2001 to $39,000 in 2002, as two of our licensing agreements were fully amortized during 2001.

     SALES AND MARKETING. Sales and marketing expenses were reduced by 76% from $520,000 for the six months ended June 30, 2001 to $125,000 for the six months ended June 30, 2002. In the first half of 2001, we incurred $426,000 in expense for warrants issued in connection with our agreement with Yahoo!, which was fully amortized during 2001. The decrease is also attributable to the reduction in our use of outside sales and marketing consultants. The $125,000 incurred in the six months ended June 30, 2002 is primarily attributable to fees to sales consultants and our initial marketing efforts for Altnet, Inc.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased $615,000 or 25% from $2,423,000 for the six months ended June 30, 2001 to $1,808,000 for the six months ended June 30, 2002. This decrease is primarily attributable to a decrease in salaries and employee benefits of $277,000 due to a reduction in headcount in the Los Angeles office and a decrease in insurance costs, plus a reduction of $30,000 in travel costs. Additionally, rent expense was reduced by $42,000 due to the partial closing of office space in Los Angeles. In Australia, a cut in the production space and a reduction in the headcount caused a decrease in general and administrative costs of $175,000. Expenses were additionally decreased by $234,000 by the closure of the Digital Hip Hop office. With the commencement of operations at our Altnet peer-to-peer subsidiary, other consulting and professional fees remained consistent for the 2001 and 2002 periods. The decreases in general and administrative expenses were partially offset by a one-time expense of $135,000 that we incurred in connection with warrants issued for consulting services during the 2002 period.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products. Research and development costs also include costs associated with creating our software tools used to develop MultipathTM Movies, 3D animated content for banner ads and Internet web site development costs. These costs decreased 85% from $909,000 for the six months ended June 30, 2001 to $136,000 for the six months ended June 30, 2002 primarily due to a decrease in web site development costs, research and development personnel and overhead costs associated with research and development. We decreased the headcount of our research and development personnel in our Sydney, Australia office during 2001 from 53 employees to 7 employees at June 30, 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased 83% from $178,000 for the six months ended June 30, 2001 to $31,000 for the six months ended June 30, 2002. The decrease is attributable to the full amortization of certain fixed assets prior to the six months ended June 30, 2002 and the disposal of other fixed assets in connection with the closing of office space in Los Angeles and Sydney.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense and debt discount on capital financing, gains and losses on foreign exchange transactions, and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from income of $115,000 for the six months ended June 30, 2001 to a loss of $1,775,000 for the six months ended June 30, 2002. The loss is due to a non-cash debt discount expense of $1,596,000 and accrued interest expense of $149,000 incurred in connection with our sale of $3,014,150 in principal amount of convertible promissory notes in 2001. During the remaining two fiscal quarters of 2002, we will incur an additional $1,301,000 in non-cash debt discount expense in connection with this financing transaction. We have incurred an additional $30,000 in interest expense pertaining to several licensing agreements and a note. During the first half of 2001, we earned $31,000 for the trade export grant, recognized a gain of $25,000 on the sale of assets, recognized a $44,000 gain on foreign exchange transactions and earned $15,000 of interest income, net of expense.

     NET LOSS ON DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. A net gain of $23,000 was recognized for the six months ended June 30, 2001. The net assets of The Auction Channel were sold in the second quarter of 2001 and the company was subsequently dissolved.

LIQUIDITY, CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     As of June 30, 2002, our cash and cash  equivalents  totaled  approximately
$330,000, of which $75,000 is restricted and held in escrow. This is a net increase of $145,000 as compared to December 31, 2001. The increase is due to debt and equity financing transactions consummated during January, March and April in which we raised an aggregate of $1,629,000, offset by a net loss of $3,395,000.

     Cash flows from operating, financing and investing activities for the six months ended June 30, 2002 and 2001 are summarized in the following table:

        ACTIVITY:                           2002                   2001
        --------                            ----                   ----

        Continuing Operations         $  ( 1,470,000)        $  (2,876,000)
        Discontinuing Operations      $          --          $    (311,000)
        Investing                     $          --          $     (21,000)
        Financing                     $    1,607,000         $   2,241,000

     Net cash of $1,470,000 used in operating activities during the six months ended June 30, 2002 was primarily attributable to a net loss from operations of $3,395,000. This is compared to a net use of cash during the six months ended June 30, 2001 of $2,876,000 attributable to a net loss of $3,354,000 and an additional use of cash of $311,000 attributable to discontinued operations.

     Net cash used to purchase computer equipment amounted to $21,000 in the six months ended June 30, 2001.

     We are required as of June 30, 2002 to make minimum payments of $37,000 under various licensing agreements.

     At June 30, 2002, we had rental commitments for our office facility of $48,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $26,000 and $30,000 payable over the next 2 years. Our contractual obligations are as follows:

             CONTRACTUAL                         LESS THAN            1-3
             OBLIGATIONS         TOTAL            1 YEAR             YEARS
             -----------         -----            ------             -----

        Capital Leases          $56,000           $25,000           $31,000
        Operating Lease         $48,000           $41,000           $ 7,000

     In March 2002, we sold an aggregate of 6,051,437 shares of common stock and warrants to purchase up to an aggregate of 10,758,110 shares of common stock in a private placement for aggregate proceeds to us of $800,000. In April 2002, we sold an additional 2,276,045 shares of common stock and warrants to purchase up to an aggregate of 4,145,921 shares common stock for aggregate proceeds to us of $450,000. See Note 2 to Notes to Consolidated Financial Statements.

     Our  operations  generated  negative  cash flow during the six months ended
June 30, 2001 and 2002, and we expect a significant use of cash during the remaining months of the 2002 fiscal year as we continue to initiate the business opportunity for Altnet, Inc., as well as continue to develop our software tools and continue our marketing efforts for our tools and 3D rich media banners ads. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will be sufficient to fund our anticipated expenditures into the latter half of the third quarter of 2002. Consequently, we will require additional equity or debt financing during 2002, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Cautionary Statements and Risk Factors

CAUTIONARY STATEMENTS AND RISK FACTORS

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

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN, REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2002, our cash balance was approximately $330,000 and our outstanding accounts payable, accrued expenses and current notes payable totaled $952,000, not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

     WE HAVE A HISTORY OF  LOSSES,  A  NEGATIVE  NET WORTH AND MAY NEVER  ATTAIN
PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2002 we had an accumulated deficit of $58.0 million. Additionally, as of the date of this report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of software tools development, brand promotion, sales and marketing, administration, deployment of our Altnet peer-to-peer network and operating infrastructure. Our business model assumes that consumers and advertisers will be attracted to our rich media advertising formats (Brilliant Banners), and that animators and those who produce banner advertisements will use our b3d tools and technology in the development of other b3d-produced content. Our business model also assumes that a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which is not fully operational. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our December 31, 2001 financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

     OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which mature on November 10, 2002, and accrued interest may be converted by the holders at any time into a number of shares of our common stock determined by dividing the amount due under the notes, including interest, by a price equal to the lesser of $.20 and the lowest 5 day volume weighted average price of our common stock as reported by the American Stock Exchange at any time during the term of the notes. At August 2, 2002, the principal and interest outstanding under the Notes could be converted by the holders into 27,549,846 shares of common stock, which would represent 52.5% of our outstanding common stock immediately following the conversion. The warrants attached to the Notes have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 44,542,717shares of our Common Stock at an exercise price of $0.1203 per share. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders. Additionally, during the first and second quarters of 2002, we raised an additional $1,250,000 through the sale of 8,327,482 shares of common stock at an average price per share of $0.15, and in connection therewith issued warrants to purchase up to an additional 14,904,031 shares of common stock at exercise prices ranging from $0.148725 to $0.28125 per share. We anticipate that during the remainder of 2002, we will need to raise additional capital, as our current operations do not generate positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

     The following table illustrates our capitalization as of August 2, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                               SHARES OF     PERCENTAGE OF FULLY
SECURITY                                     COMMON STOCK      DILUTED SHARES
-----------------------------------------    ------------    -------------------

Outstanding Common Stock                       24,891,142          33.5%
Convertible Promissory Notes                   33,755,181          45.4%
Outstanding Warrants(1)                        10,368,874          13.9%
Outstanding Options                             5,324,000           7.2%
                                             ------------    -------------------
  Fully Diluted Shares of Common Stock(2)      74,339,197         100.0%
------------------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on August 2, 2002, which was $0.17.

(2) This number excludes (i) 14,530,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 2, 2002, and (ii) 49,897,160 shares underlying warrants that have exercise prices ranging from $0.195 to $0.75 per share, and thus not "in-the-money."

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

     ALTNET IS AN UNPROVEN BUSINESS VENTURE AND MAY REQUIRE SIGNIFICANT CAPITAL TO BE SUCCESSFULLY implemented. Our Altnet peer-to-peer business is unproven and we cannot guaranty that it will be successful. The success of the business will depend, in part, on our ability to enter into end user agreements with a sufficient number of qualified personal computer owners to allow the network to work efficiently and effectively, acceptance by corporate customers of our services, the technical viability of the commercially available digital rights management, or DRM, software we employ to protect the proprietary content that will pass through the Altnet network and reside on network computers, acceptance of content offered through TopSearch, and our underlying peer-to-peer technology. Additionally, we do not have sufficient capital to internally fund Altnet's development and operations. Consequently, the capital necessary to fund Altnet and expand the operations will need to come from outside sources. We cannot make assurances that sufficient capital will be available at all or on terms acceptable to us to fund Altnet's development and operations.

     OUR BUSINESS MODEL CONTEMPLATES RECEIVING A PORTION OF OUR FUTURE REVENUES FROM RICH MEDIA INTERNET ADVERTISEMENTS DEVELOPED AND SERVED USING OUR SOFTWARE TOOLS AND FROM INTERNET ADVERTISING SERVICES. INTERNET ADVERTISING IS DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND THE ECONOMY IN GENERAL AND RECENTLY HAS EXPERIENCED A SIGNIFICANT DECLINE. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS OR A PROLONGED DOWNTURN IN THE ECONOMY COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE PROJECTIONS. We are focusing a portion of our resources on generating revenues from the sale of our b3d tools for the creation of rich media Internet advertisements and from the sale of technologies and services to Web publishers, third party advertising representation firms, advertisers and agencies. In recent quarters, the market for Internet advertising has experienced lower demand, lower prices for advertisements and the reduction of marketing and advertising budgets. As a consequence, expenditures for Internet advertisements have decreased. We cannot be certain that future decreases will not occur and that spending on Internet advertisement will return to historical levels. A continued decline in the economic prospects of advertisers or the economy in general could cause us to fail to achieve our advertising-related revenue projections.

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

     OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT, DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS AND LIMIT THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute our Digital Projector and the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KaZaA Media Desktop. We rely on computer users' demand for the KaZaA Media Desktop to increase the installed base of our (1) Digital Projector, which is necessary to view b3d-produced content such as our Brilliant Banners, and (2) Altnet software, which is necessary to connect users to our private peer-to-peer network. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Digital Projector and Altnet software. Additionally, a disruption in the distribution of the KaZaA Media Desktop or a decrease in demand for the product by users would necessarily impact the future distribution of our technology. Sharman Networks, the KaZaA Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, Metro-Goldwyn-Mayer Studios, Inc. et. al. v. Grokster, Ltd. et. al., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, Lieber et. al. v. Consumer Empowerment B.V. et. al. To the extent that Sharman Networks is precluded from distributing the KaZaA Media Desktop as a result of this litigation, it would prevent the further distribution of the Digital Projector and Altnet peer-to-peer software with the KaZaA product which could have a material adverse affect on our business and financial condition.

     OUR STOCK  PRICE MAY  DECLINE  SIGNIFICANTLY  IF WE ARE  DELISTED  FROM THE
AMERICAN STOCK EXCHANGE. Our common stock currently is quoted on the American Stock Exchange. For continued inclusion on the American Stock Exchange, we must meet certain tests, including maintaining a sales price for our common stock above $1.00 per share, and net tangible assets of at least $6 million. We currently are not in compliance with both the bid price and net tangible assets requirements. Specifically, we are not in compliance with the following listing requirements as set forth in the AMEX Company Guide:

     o Section 1003 (a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of our three most recent fiscal years;
     o Section 1003 (a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years;
     o Section 1003 (a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years; and
     o Section 1003 (a)(iv) in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

     We were afforded the opportunity to submit a plan of compliance to the exchange, which we did on April 30, 2002. On June 19, 2002, the exchange notified us that it accepted our plan of compliance and granted us an extension, the length of which is at the discretion of the exchange, to regain compliance with the continued listing standards. We are subject to periodic reviews by the exchange staff during the extension period.

     Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the American Stock Exchange. If this occurs, trading of our common stock may be conducted on (i) the NASDAQ SmallCap Market, if we qualify for listing at that time, which we currently do not, (ii) in the over-the-counter market on the "pink sheets", or (iii) if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

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

     FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

     o the introduction or enhancement of software products and technology by us and our competitors;
     o    the use by animators of our toolsets to create b3d-produced content;
     o    the market's acceptance of our 3D Brilliant Banner advertising format;
          and
     o    our ability to operate and expand our Altnet peer-to-peer business.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2002, we sold an aggregate of 2,276,045 shares of its common stock to eight investors in a private placement for aggregate proceeds to us of $450,000. The prices per share ranged from $0.1731 to $0.25, and were based on the market price of our common stock at the time the investor committed to purchase the shares. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 4,145,921 shares of common stock at exercise prices ranging from $0.19474 to $0.28125 per share. The warrants expire on May 23, 2004. Each of the investors in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In February 2002, we issued to VoxPop, LLC warrants to purchase up to 200,000 shares of our common stock at an exercise price of $0.15 per share. The warrants have a term of 4 years. The warrants were issued to VoxPop, LLC in consideration of consulting services provided to us. VoxPop, LLC represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In April 2002, we issued to The Rose Group warrants to purchase up to 14,823 shares with an exercise price of $0.4385, 20,212 shares with an exercise price of $0.3216, and 39,251 shares with an exercise price of $0.1656 of our common stock. The warrants have a term of 3 years. The warrants were issued to The Rose Group in consideration of consulting services provided to us. The Rose Group represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In April 2002, we issued to Business Development Experts, Inc. warrants to purchase up to 250,000 shares of our common stock at an exercise price of $0.25 per share. The warrants have a term of 4 years. The warrants were issued to Business Development Experts, Inc. in consideration of consulting services provided to us. Business Development Experts, Inc. represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In April 2002, we issued to mPRm Public Relations warrants to purchase up to 75,000 shares of our common stock at an exercise price of $0.25 per share. The warrants have a term of 3 years. The warrants were issued to mPRm Public Relations in consideration of consulting services provided to us. mPRm Public Relations represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In April 2002, we issued to KaZaA, B.V. warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.2710 per share. The warrants have a term of 30 months. The warrants were issued to KaZaA, B.V. in consideration of consulting services provided to us. KaZaA, B.V. represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 2002, we held our 2002 Annual Meeting of Stockholders. At the annual meeting, there were 24,731,142 shares entitled to vote, and 17,297,321 shares (70%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Mark Dyne, Kevin Bermeister, Mark Miller, Russell Simmons, Ray Musci, Garth Saloner, Jeff Scheinrock and Abe Sher.

     The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

     1. Proposal to elect Mark Dyne, Kevin Bermeister and Abe Sher to serve as our Class III directors for three years and until their successors have been elected.

          Director                     For                      Withheld
          --------                     ---                      --------
         Mark Dyne                  17,234,763                   62,558
      Kevin Bermeister              17,234,763                   62,558
          Abe Sher                  17,234,763                   62,558

     2. Proposal to amend our 1996 Stock Option Plan to increase the number of authorized shares by 16,500,000 shares.

            For              Against         Abstain         Broker Non-Votes
            ---              -------         -------         ----------------
         10,364,725          211,973          2,700             6,717,923

     3. Proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares which may be granted to an individual in any single year.

            For              Against          Abstain        Broker Non-Votes
            ---              -------         -------         ----------------
         8,743,025           204,140         1,632,233          6,717,923

     4. Proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of common stock of the Company, per value $0.001, from 150,000,000 to 250,000,000.

            For              Against         Abstain          Broker Non-Votes
            ---              -------         -------         ----------------
         17,227,383           67,190          2,748                  --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended by that certain Amendment to Amended and Restated Certificate of Incorporation of the Registrant
     10.1 Form of Warrant to Purchase Common Stock from March 7, 2002 and March 20, 2002 financings.
     10.2 Form of Warrant to Purchase Common Stock from April 2, 2002 financing.
     10.3 Form  of  Warrant  to  Purchase  Common  Stock  from  April  23,  2002 financing.
     10.4 Warrant to Purchase Common Stock, dated February 1, 2002, issued in favor of VoxPop, LLC.
     10.5 Form of Warrant to Purchase Common Stock, dated April 5, 2002, issued in favor of The Rose Group.
     10.6 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of Business Development Experts, Inc.
     10.7 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of mPRm Public Relations.
     10.8 Warrant to Purchase Common Stock, dated April 22, 2002, issued in favor of KaZaA, B.V.
     99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on April 22, 2002, reporting termination of the Company's Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: August 14, 2002                     /s/ Robert Chmiel
                                   ---------------------------------------------
                                   By:    Robert Chmiel
                                   Its:   Chief Operating Officer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)