Form 10QSB
period 2002-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2002-11-15
CIK 1022844

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 32,014,978 shares issued and outstanding as of October 30, 2002.

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

          Condensed Consolidated Balance Sheet as of September 30, 2002
          (unaudited)..........................................................3

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 (unaudited) and
          September 30, 2001 (unaudited).......................................4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 (unaudited) and September 30,
          2001 (unaudited).....................................................5

          Notes to Consolidated Financial Statements...........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11

Item 3.   Controls and Procedures.............................................28

PART II   OTHER INFORMATION...................................................29

Item 2.   Changes in Securities and Use of Proceeds...........................29

Item 6.   Exhibits and Reports on Form 8-K....................................29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                   SEPTEMBER 30,
                                                                         2002
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
     Cash and cash equivalents ...............................         $    785
     Accounts receivable, net ................................              495
     Other assets, net .......................................              191
                                                                       --------
Total current assets .........................................            1,471
Property, plant and equipment, net ...........................              122
Other assets, net ............................................              338
                                                                       --------
Total assets .................................................         $  1,931
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................         $    681
     Accrued expenses ........................................              281
     Deferred revenue ........................................              917
     Capital financing, net of discount ......................            2,835
     Current portion of notes payable ........................               56
                                                                       --------
Total current liabilities ....................................            4,770
Deferred revenue .............................................            1,868
Long-term debt ...............................................            1,180
Other long term liabilities ..................................               50
                                                                       --------
Total liabilities ............................................            7,868
Commitments and contingencies
Stockholders' deficit:
     Common stock ............................................               32
     Additional paid-in capital ..............................           53,487
     Accumulated deficit .....................................          (59,191)
     Cumulative other comprehensive loss .....................             (265)
                                                                       --------
Total stockholders' deficit ..................................           (5,937)
                                                                       --------
 Total liabilities and stockholders' deficit .................         $  1,931
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                         3 MONTHS ENDED        9 MONTHS ENDED
                                       9/30/01    9/30/02    9/30/01    9/30/02
                                      --------   --------   --------   --------
                                          (unaudited)           (unaudited)

REVENUE:
     Revenues ......................  $    397   $    601   $  1,439   $  1,269
                                      --------   --------   --------   --------

COST OF REVENUES AND EXPENSES:
Cost of revenues ...................       125         67        542        158
Sales & marketing ..................        44        133        564        258
Website development ................       (57)       (57)        30         40
General and administrative .........     1,082        716      3,505      2,524
Research and development ...........       453         46      1,362        182
Depreciation .......................        57         23        235         54
                                      --------   --------   --------   --------
Total cost of revenues and
   expenses ........................     1,704        928      6,238      3,216
                                      --------   --------   --------   --------
Loss from operations ...............    (1,307)      (327)    (4,799)    (1,947)

OTHER INCOME (EXPENSE):
Export market development grant ....        25       --           56       --
Gain (loss) on foreign exchange ....      --         --           44       --
Gain (loss) on sale of assets ......       (15)      --           10       --
Debenture expense ..................      (232)      --         (246)      --
Interest income (expense), net .....       (10)      (892)        19     (2,667)
                                      --------   --------   --------   --------
     Total other income (expense) ..      (232)      (892)      (117)    (2,667)
                                      --------   --------   --------   --------

Loss from continuing operations ....    (1,539)    (1,219)    (4,916)    (4,614)
Gain (loss) on disposal of
   discontinued operations .........       290       --          313       --
                                      --------   --------   --------   --------
Net loss before income tax .........    (1,249)    (1,219)    (4,603)    (4,614)
Provision for income tax ...........      --         --         --         --
                                      --------   --------   --------   --------
Net loss ...........................    (1,249)    (1,219)    (4,603)    (4,614)
Foreign currency translation
   adjustment ......................        (9)        16        (89)        24
                                      --------   --------   --------   --------
Comprehensive loss .................  $ (1,258)  $ (1,203)  $ (4,692)  $ (4,590)
                                      ========   ========   ========   ========

Basic and diluted net loss
   continuing operations ...........     (0.10)     (0.05)     (0.30)     (0.20)
                                      ========   ========   ========   ========
Basic and diluted net loss
   discontinuing operations ........      0.02      (0.00)      0.02      (0.00)
                                      ========   ========   ========   ========
Basic & diluted net loss per
   share ...........................  $  (0.08)  $  (0.05)  $  (0.28)  $  (0.20)

Weighted average number of shares
   used in computing basic and
   diluted net loss per share ......    16,372     25,212     16,160     22,602
                                      ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          ---------------------
                                                            2001          2002
                                                          -------       -------
                                                               (unaudited)

OPERATING ACTIVITIES
Net loss ...........................................      $(4,885)      $(4,614)
Adjustments to reconcile net loss to the
   net cash used in operating activities:
      Depreciation and other amortization ..........          964           147
      Loss from discontinued operations ............          371          --
      Debt discount and financing interest .........          165         2,578
      Loss (gain) on foreign exchange ..............           49          --
      Effect of warrants granted ...................        1,590           342
      Changes in operating assets and
         liabilities:
         Accounts receivable .......................         (131)         (423)
         Other assets ..............................         (334)         --
         Accounts payable and accruals .............         (507)         (457)
         Deferred revenue ..........................         (578)         (686)
         Other long-term liabilities ...............       (1,202)        1,076
                                                          -------       -------
Total adjustments ..................................          387         2,577
                                                          -------       -------
Net cash used in continuing activities .............       (4,498)       (2,037)
Net cash used in discontinued operations ...........         (301)         --
                                                          -------       -------
Net cash used in operating activities ..............       (4,799)       (2,037)

INVESTING ACTIVITIES
Purchases of equipment .............................           (1)           (7)
                                                          -------       -------
Net cash used in continuing operations for
   investing .......................................           (1)           (7)
Net cash used in discontinued activities
   for investing ...................................         --            --
                                                          -------       -------
Net cash used in investing activities ..............           (1)           (7)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of
   costs ...........................................         --           2,286
Capital financing ..................................        2,324           400
Repayments of notes ................................          (40)          (66)
                                                          -------       -------
Net cash provided by financing activities ..........        2,284         2,620
                                                          -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .....................................       (2,516)          576
Translation adjustments ............................          (89)           24
Cash and cash equivalents at beginning of
   period ..........................................        3,187           185
                                                          -------       -------
Cash and cash equivalents at end of period .........      $   582       $   785
                                                          =======       =======
Supplemental disclosure of cash flow
   information:
      Cash paid during the period for
         interest ..................................      $    10       $    15
                                                          =======       =======

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

     Between May 2001 and January 2002, we issued an aggregate of $3,014,150 in principal amount of Secured Convertible Promissory Notes and warrants to purchase up to 44,542,717 shares of our common stock at an exercise price equal to $0.1353375. Interest accrues at 10% per annum. A beneficial conversion feature of $3,320,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the Notes.

     In connection with these promissory Notes, we amortized $2,354,764 of debt discount expense and $224,439 of interest expense during the nine months ended September 30, 2002.

     In 2002, we issued warrants and options to purchase an aggregate of 1,619,286 shares of common stock in consideration for consulting services provided by ten consultants, including options to purchase 500,000 shares of common stock issued to Abe Sher, a member of our board of directors as of June 20, 2002. We expensed $278,900 in connection with these warrants and options.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


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

     The Company has a history of losses, a negative net worth and may never attain profitability. Since inception, the Company has incurred significant losses and negative cash flow, and as of September 30, 2002 had an accumulated deficit of $59.2 million. These conditions, combined with the Company's historical operating losses, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. The Company is seeking additional funding and believes that the receipt and application of additional funding may result in improved operating results. However, the Company cannot guarantee that it will be able to secure additional funding, or that if such funding is available, the terms or conditions will be acceptable to the Company.

Recent Accounting Pronouncements:

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. See Cautionary Statements and Risk Factors.

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

         In August 2002, the Company sold an aggregate of 7,123,836 shares of its common stock in a private placement to six investors, including Harris Toibb and Markev Services, LLC, at a price per share of $0.1502 for aggregate proceeds to the Company of $1,070,000. In connection with the offering, the Company also issued to the investors, warrants to purchase up to an aggregate of 12,664,597 shares of common stock at an exercise price of $0.168975 per share. The warrants expire on September 3, 2005. Mark Dyne, the Company's Chairman, and Kevin Bermeister, a director and the Company's Chief Executive Officer and President, are owners of Markev Services, LLC and Harris Toibb is a significant stockholder of the Company.

         Options and warrants representing common shares of 6,210,000 and 79,540,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 2001 and 2002, respectively,

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


because they were anti-dilutive. The increase in the warrants is due to warrants issued in connection with capital financing and equity agreements transacted during the period from May 1, 2001 through September 30, 2002.

3.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2002, the Company was obligated under certain licensing agreements to make minimum payments totaling $37,000 for use of certain properties and characters in development of the Company's products.

     The Company has one fixed asset financing note with future minimum payments as of September 30, 2002 as follows:

                          YEAR                        AMOUNT
                    -----------------              -------------

                          2002                           11,000
                          2003                           22,000
                                                   -------------
                                                        $33,000
                                                   =============

     The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of September 30, 2002 under these leases are as follows:

                          YEAR                        AMOUNT
                    -----------------              -------------

                          2002                           21,000
                          2003                            7,000
                                                   -------------
                                                        $28,000
                                                   =============

     Rent expense was $354,000 and $66,000 for the nine months ended September 30, 2001 and the nine months ended September 30, 2002, respectively.

4.   GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

     The Company's operations consist of the operations of Brilliant Digital Entertainment, Pty. Ltd. in Australia and Brilliant Digital Entertainment, Inc. in the United States. The following schedule sets forth the revenues and long-lived assets by geographic area:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


                                                      UNITED
                                                      STATES     AUSTRALIA
                                                    ----------   ----------
     NINE MONTHS ENDED SEPTEMBER 30, 2002:
        Revenues from unaffiliated customers ....   $1,250,000   $   19,000
        Revenues from affiliated customers ......         --           --
                                                    ----------   ----------
        Total revenues ..........................   $1,250,000   $   19,000
                                                    ==========   ==========
     NINE MONTHS ENDED SEPTEMBER 30, 2001:
        Revenues from unaffiliated customers ....   $1,429,000   $   10,000
        Revenues from affiliated customers ......         --           --
                                                    ----------   ----------
        Total revenues ..........................   $1,429,000   $   10,000
                                                    ==========   ==========
     LONG-LIVED ASSETS AS OF:
        September 30, 2002 ......................   $  389,000   $   71,000
                                                    ==========   ==========


     For each of the periods shown above, a portion of the operating expenses and most of the research and development costs were incurred and paid in Australia. The costs associated with animation design, banner advertising design, a major portion of the sales and marketing costs, and a majority of corporate expenses were incurred and paid in the United States.

     For the nine months ended September 30, 2002, e-New Media and Internet Fuel, Inc. accounted for 54% ($688,000) and 16% ($209,000), respectively, of our revenues, followed by Sharman Networks with 12% ($154,000) and DelFin Project, Inc. with 2% ($17,400) of the revenue. An advertising representative firm, Winstar Interactive Media, produced 6% ($79,000) of the revenue, while various other advertisers made up the balance of the revenues. For the nine months ended September 30, 2001, e-New Media represented 48% of the revenues with distribution and licensing rights ($688,000). Island Def Jam contributed 18% of the revenue ($250,000). Warner Bros. Online contributed revenue of 17% ($240,000), while Infogrames contributed 7% ($100,000) of the revenue and Rock the Vote contributed 6% ($88,000).

5.   SUBSEQUENT EVENT

     In October 2002, the Company entered into an agreement with holders of the Secured Convertible Promissory Notes issued between May 2001 and January 2002 (the "Original Notes") to extend the maturity date of the Original Notes from November 10, 2002 to December 31, 2003. All of the terms and conditions of the Original Notes remained the same except for the maturity date. As consideration to the holders for extending the maturity date, the Company issued an aggregate of 25,226,028 warrants to purchase shares of its common stock, at an exercise price per share equal to $0.2091. The fair value of the warrants is assessed at $1,513,562, which the Company will expense over the term of the extension.

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

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Brilliant Digital Entertainment, Inc. is a developer and distributor of rich media advertising technologies and through its Altnet subsidiary, secure peer-to-peer solutions. We commercialize our advertising technology in two primary ways: (i) we license our rich media Brilliant Banner advertising server technologies to web sites to enable the selling and serving of our proprietary rich media advertising format, and (ii) we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios and content developers interested in creating content for the Internet, primarily rich media Brilliant Banner content.

     We launched our rich media 3D advertising banners - Brilliant Banners - into the market to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. We license our rich media ad serving technologies, through our wholly-owned subsidiary B3D, Inc., to high traffic web sites, including the peer-to-peer network of Sharman Networks, for the serving of Brilliant Banners. We have also introduced our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format.

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

     We have initially commercialized Altnet by propagating authorized files from the secure Altnet peer-to-peer system for display in, and download from, the search results section inside the KaZaA Media Desktop. The KaZaA Media
Desktop, owned and operated by Sharman Networks, currently is the leading peer-to-peer file sharing system, with an average of approximately 3.5 million users at any given time sharing media files. We have entered into agreements with owners of proprietary media content, such as music, movie trailers, computer games, and software products, that permit us to display authorized files to end users in response to the end user's search request (we call this TopSearch). Pursuant to our agreement with Sharman Networks, we currently offer our customers (the owners of media files) the ability to display their media files to the millions of users of the KaZaA Media Desktop, and we facilitate the secure delivery of these files from the Altnet peer-to-peer system to users upon request in accordance with parameters, including price, set by the content owner, to the extent the content owner desires to offer its media files for sale. To protect the content owner's files against infringement, we license commercially available digital rights management ("DRM") technology and "wrap" files propagated on the network with the DRM. We charge the content owner a placement fee or fee per download, or we share with the content owner any revenue generated from the sale of the file to an end user. We have recently tested and commercially launched a micro-payment processing system, which allows for the individual sale of digital content at any price point, including prices well below $1.00.

     We intend to further  commercialize Altnet through licensing agreements for
Altnet's  three  main  services:  Network  Services,   Distributed  Storage  and
Distributed Processing.

     In 2001, we substantially reduced our internal production and web distribution of episodic animations, called MultipathTM Movies, and animated music videos, in order to reduce our costs and our cash requirements. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising and authoring tools businesses, and to pursue the development of our Altnet subsidiary.

     In August 2002, we engaged Europlay Capital Advisors, LLC ("ECA"), an entity in which Mark Dyne, our Chairman, is a principal owner, for a period of 12 months to assist in business development activities primarily for Altnet. We will remit $10,000 per month to ECA as a retainer fee. This retainer fee will accrue until such time as we recognize at least Two Hundred Fifty Thousand Dollars ($250,000) in revenues (determined in accordance with generally accepted accounting principles) in two consecutive calendar months. Additionally, ECA will be eligible to receive a commission with respect to any net receipts recognized by us resulting from ECA's direct efforts. Such commission shall be calculated as a percentage of net receipts calculated on a cumulative basis as follows: 12.5% of net receipts up to $20 million; and 15% of net receipts in excess of $20 million.

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

     Advertising revenues, which are revenues earned from the placing of Internet advertising on third party web sites, are recognized on a pro rata basis as the advertising commitment is fulfilled. Ad server licensing revenues are recognized when we invoice the licensee, which usually occurs after the terms of the advertising campaign insertion order are fulfilled.

     Revenues decreased 12% from $1,439,000 for the nine months ended September 30, 2001 to $1,269,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, our primary source of revenue was from our distribution and technology agreements with e-New Media, which generated $688,000 in revenue. Internet Fuel, an agent for placement of Internet advertising, provided revenues of $209,000 while Sharman Networks generated revenues of $154,000 as part of a revenue sharing agreement for advertising deals brokered by us. We also earned $79,000 in advertising revenues from Winstar Interactive, an advertising rep firm. In 2001, e-New Media generated $688,000, while Island Def Jam produced $250,000 related to web video production fees and Warner Bros. Online generated $240,000 of production and advertising revenue. We also earned $100,000 from an advertising agreement with Infogrames in 2001. The decrease in revenues in the 2002 period is due primarily to a reduction in revenues from the production of animated music videos following our closure of Digital Hip Hop in November 2001 and the discontinuation of production of our Superman series with Warner Bros. Online. This reduction was partially offset by the increase in advertising and other revenue from Internet Fuel, Winstar Interactive and Sharman Networks.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization of licensing royalties payable to third parties and the direct costs associated with content production and animation design. Cost of revenues decreased significantly from $542,000 for the nine months ended September 30, 2001 to $158,000 for the nine months ended September 30, 2002. This represents a decrease of $384,000, or 71%, which is primarily due to the termination of production of content for Warner Bros. Online and the closure of Digital Hip Hop. Additionally there was a decrease in royalty expense, from $79,000 in 2001 to $59,000 in 2002, as two of our licensing agreements were fully amortized during 2001.

     SALES AND MARKETING. Sales and marketing expenses were reduced by 54% from $564,000 for the nine months ended September 30, 2001 to $258,000 for the nine months ended September 30, 2002. In the first half of 2001, we incurred $426,000 in expense for warrants issued in connection with our agreement with Yahoo!, which was fully amortized during 2001. The decrease in warrant expense is partially offset by an increase in Internet bandwidth expense, from $34,000 in 2001 to $124,000 in 2002. Our bandwidth expense increased due to our launch of Altnet whereby we hosted some files propagated on the Altnet network. Additionally, in the nine months ended September 30, 2002, we incurred $129,000 in fees paid to sales consultants primarily in connection with our initial marketing efforts for Altnet.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased $981,000 or 28% from $3,505,000 for the nine months ended September 30, 2001 to $2,524,000 for the nine months ended September 30, 2002.

     The over-all decrease is a composite of the U.S office cutting expenses by $939,000 and the Australian office cutting expenses by $187,000. Additionally, due to the closure of Digital Hip Hop, expenses were further reduced by $532,000. This was offset by the addition of general and administrative expenses, including legal and consulting fees related to the establishment and launch of Altnet, of $675,000. This decrease in the U.S. office is primarily attributable to a decrease in salaries and employee benefits of $389,000 due to a reduction in headcount in the Los Angeles office, a decrease in insurance costs of $81,000, a reduction in the rent expense of $41,000, plus a reduction of $41,000 in travel costs. Expenses were additionally decreased by $532,000 by the closure of the Digital Hip Hop office in Los Angeles, of which $270,000 was attributable to payroll costs. With the commencement of operations of our Altnet peer-to-peer subsidiary, other consulting and professional fees increased by $125,000 in Los Angeles. In Australia, a cut in the production space and a reduction in the headcount caused a decrease in general and administrative costs of $187,000. The overall decrease in general and administrative expenses was partially offset by a one-time, non-cash expense of $279,000 that we incurred in connection with options and warrants issued for consulting services, primarily related to the launch of Altnet, during the 2002 period. Additionally, we incurred $10,000 of consulting expenses in the third quarter of 2002 related to the engagement of ECA.

     RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel as well as payments to third party developers attributable to the research and development of software products, including the software used by Altnet. Research and development costs also include costs associated with creating our software tools used to develop 3D animated content for banner ads and Internet web site development costs. These costs decreased 87% from $1,362,000 for the nine months ended September 30, 2001 to $182,000 for the nine months ended September 30, 2002 primarily due to a decrease in web site development costs, research and development personnel and overhead costs associated with research and development. We decreased the headcount of our research and development personnel in our Sydney, Australia office during 2001 from 53 employees to 7 employees at September 30, 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense decreased 77% from $235,000 for the nine months ended September 30, 2001 to $54,000 for the nine months ended September 30, 2002. The decrease is attributable to the full amortization of certain fixed assets prior to the nine months ended September 30, 2002 and the disposal of other fixed assets in connection with the closing of office space in Los Angeles and Sydney.

     OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense and debt discount on capital financing, gains and losses on foreign exchange transactions, and export development grants paid to our now closed subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. Other income and expense decreased from a loss of $117,000 for the nine months ended September 30, 2001 to a loss of $2,667,000 for the nine months ended September 30, 2002. The loss is due to a non-cash debt discount expense of $2,355,000 and accrued interest expense of $224,000 incurred in connection with our sale of $3,014,150 in principal amount of convertible promissory notes in 2001. During the remaining quarter of 2002, we will incur an additional $520,000 in non-cash debt discount expense in connection with this financing transaction. See Note 5 for additional information. We have incurred $57,000 in interest expense pertaining to several licensing agreements and a note. During the first nine months of 2001, we earned $56,000 for the trade export grant and recognized a $44,000 gain on foreign exchange transactions.

     NET GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. The Auction Channel has been accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. A net gain of $313,000 was recognized for the nine months ended September 30, 2001. The net assets of The Auction Channel were sold in the second quarter of 2001 and the company was subsequently dissolved.

LIQUIDITY, CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     As of September 30, 2002, our cash and cash equivalents totaled approximately $785,000. This is a net increase of $600,000 as compared to December 31, 2001. The increase is due to debt and equity financing transactions consummated during the nine months ended September 30, 2002, offset by continuing losses from operations.

     Cash flows from operating, financing and investing activities for the nine months ended September 30, 2002 and 2001 are summarized in the following table:

     ACTIVITY:                                   2002              2001
     --------                                    ----              ----

     Continuing Operations ............      $(2,037,000)      $(4,498,000)
     Discontinuing Operations .........      $      --         $  (301,000)
     Investing ........................      $    (7,000)      $    (1,000)
     Financing ........................      $ 2,620,000       $ 2,284,000

     Net cash of $2,037,000 used in operating activities during the nine months ended September 30, 2002 was primarily attributable to a net loss from operations of $4,614,000. This is compared to a net use of cash during the nine months ended September 30, 2001 of $4,498,000 attributable to a net loss of $4,885,000 and an additional use of cash of $301,000 attributable to discontinued operations.

     Net cash used to purchase computer equipment amounted to $7,000 in the nine months ended September 30, 2002.

     We are required as of September 30, 2002 to make minimum payments of $37,000 under various licensing agreements.

     At September 30, 2002, we had rental commitments for our office facility of $28,000 and one promissory note for the financing of office furniture and computer equipment in the amount of $33,000 over the next 2 years. Our contractual obligations are as follows:

             CONTRACTUAL                              LESS THAN       1-3
             OBLIGATIONS                 TOTAL         1 YEAR        YEARS
             -----------                 -----         ------        -----

     Capital Lease ..............       $33,000       $11,000       $22,000
     Operating Lease ............       $28,000       $21,000       $ 7,000


     In March 2002, we sold an aggregate of 6,051,437 shares of common stock and warrants to purchase up to an aggregate of 10,758,110 shares of common stock in a private placement for aggregate proceeds to us of $800,000. In April 2002, we sold an additional 2,276,045 shares of common stock and warrants to purchase up to an aggregate of 4,145,921 shares common stock for aggregate proceeds to us of $450,000. In August 2002, we sold an aggregate of 7,123,836 shares of common stock and warrants to purchase up to an aggregate of 12,664,597 shares common stock in a private placement for aggregate proceeds to us of $1,070,000. Markev Services, LLC, owned by Mark Dyne, our Chairman, and Kevin Bermeister, a director and our Chief Executive Officer and President, and Harris Toibb, a significant stockholder of the Company, purchased securities in some of these financing transactions. See Note 2 to Notes to Consolidated Financial Statements.

     Our operations generated negative cash flow during the nine months ended September 30, 2001 and 2002, and we expect a significant use of cash during the remaining months of the 2002 fiscal year as we continue to develop the business opportunity for Altnet, as well as continue to develop our software and continue our marketing efforts for our 3D rich media banners ads. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will be sufficient to fund our anticipated expenditures into the first quarter of fiscal 2003. Consequently, we will require additional equity or debt financing commencing in the first quarter of 2003, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

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

     IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN, REDUCE OVERHEAD SIGNIFICANTLY OR SUSPEND OPERATIONS. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2002, our cash balance was approximately $785,000 and our outstanding accounts payable, accrued expenses and current notes payable totaled $1,018,000, not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

     WE HAVE A HISTORY OF  LOSSES,  A  NEGATIVE  NET WORTH AND MAY NEVER  ATTAIN
PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2002 we had an accumulated deficit of $59.2 million. Additionally, as of the date of this report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of software tools development, brand promotion, sales and marketing, administration, deployment of our Altnet peer-to-peer network and operating infrastructure. Our business model assumes that consumers and advertisers will be attracted to our rich media advertising formats (Brilliant Banners), and that animators and those who produce banner advertisements will use our b3d tools and technology in the development of other b3d-produced content. Our business model also assumes that a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which has only recently become operational. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our December 31, 2001 financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

     OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which now mature on December 31, 2003, and accrued interest may be converted by the holders at any time into a number of shares of our common stock determined by dividing the amount due under the notes, including interest, by a price equal to the lesser of $0.20 and the lowest 5 day volume weighted average price of our common stock as reported by the American Stock Exchange at any time during the term of the notes. At October 30, 2002, the principal and interest outstanding under the Notes could be converted by the holders into 28,169,269 shares of common stock, which would represent 46.8% of our outstanding common stock immediately following the conversion. The warrants attached to the Notes have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 69,768,745 shares of our Common Stock at an exercise price of $0.1353375 per share on 44,542,717 shares, and at an exercise price of $0.2091 on 25,226,028 shares. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders. Additionally, during the first nine months of 2002, we raised an additional $2,320,000 through the sale of 15,451,318 shares of common stock at an average price per share of $0.15, and in connection therewith issued warrants to purchase up to an additional 27,568,627 shares of common stock at exercise prices ranging from $0.148725 to $0.28125 per share. We anticipate that during the first quarter of 2003, we will need to raise additional capital, as our current operations do not generate positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

     The following table illustrates our capitalization as of October 30, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                                                     PERCENTAGE
                                                       SHARES OF      OF FULLY
                                                        COMMON         DILUTED
SECURITY                                                 STOCK         SHARES
------------------------------------------------      -----------      ------

Outstanding Common Stock .......................       32,014,978       26.5%
Convertible Promissory Notes, with
   accrued interest ............................       34,494,092       28.6%
Outstanding Warrants(1) ........................       47,708,184       39.5%
Outstanding Options ............................        6,459,000        5.4%
                                                      -----------      -----
  Fully Diluted Shares of Common Stock(2) ......      120,676,254      100.0%
------------------

(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on October 30, 2002, which was $0.32.

(2) This number excludes (i) 13,495,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at October 30, 2002, and (ii) 70,035 shares underlying warrants that have exercise prices ranging from $0.3216 to $0.75 per share, and thus not "in-the-money."

------------------

     IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, in the aggregate principal amount of $3.0 million. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If the debt becomes due before its maturity in December 2003, we likely will not have sufficient funds to repay the indebtedness, which will entitle the holders of the notes to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

     ALTNET IS AN UNPROVEN BUSINESS VENTURE AND MAY REQUIRE SIGNIFICANT CAPITAL TO BE SUCCESSFULLY implemented. Our Altnet peer-to-peer business is unproven and we cannot guaranty that it will be financially successful. The success of the business will depend, in part, on our ability to enter into end user agreements with a sufficient number of qualified personal computer owners to allow the network to work efficiently and effectively, acceptance by corporate customers of our services, the technical viability of the commercially available digital rights management, or DRM, software we employ to protect the proprietary content that will pass through the Altnet network and reside on network computers, acceptance of content offered through TopSearch, broad acceptance and use of our micro-payment processing system, and our underlying peer-to-peer technology.
Additionally, we do not have sufficient capital to internally fund Altnet's development and operations. Consequently, the capital necessary to fund Altnet and expand the operations will need to come from outside sources. We cannot make assurances that sufficient capital will be available at all or on terms acceptable to us to fund Altnet's development and operations.

     ALTNET'S MICRO-PAYMENT PROCESSING SYSTEM IS RELIANT UPON THE TECHNOLOGY AND SYSTEMS OF THIRD PARTY VENDORS THAT PROVIDE THEIR SERVICES TO ALTNET. We use the technology and services of third parties to process payment for the individual sale of digital content over our Altnet peer-to-peer system. The ability to process payment for individual sales at price points well below $1.00 (better known as micro payments) is integral to our ability to commercialize the secure distribution to and sale of our customers' digital content to millions of users. Our ability to commercialize Altnet could be materially adversely affected if we do not maintain our relationships with the vendors that provide these services on our behalf. Additionally, a disruption in these vendors' services, problems with their technology, or any other matters that interfere with their provision of services to us could disrupt our ability to collect fees for the digital content we distribute, which would have a materially adverse affect on our operations and our relationship with our customers.

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

     WE WILL NOT BE ABLE TO GENERATE REVENUES FROM OUR BRILLIANT BANNERS IF THEY DO NOT ACHIEVE MARKET ACCEPTANCE. The success of our Brilliant Banner rich media ad format and our ability to generate revenues through sale and serving of these advertisements will be determined by consumer reaction and acceptance. To generate revenues, we must develop advertisements that appeal to the advertising community and the consumer, which is unpredictable. Additionally, our Brilliant Banner advertisements face competition from other online advertising companies like Unicast, Eyeblaster and Viewpoint. Other factors that influence our ability to generate revenues from our Brilliant Banners include:

     o    Acceptance of the Brilliant Banner advertising format by web sites;

     o    Performance   of  the   Brilliant   Banner  versus  other  rich  media
          advertising formats and traditional 2D advertisements; and

     o Our ability to broadly disseminate our Digital Projector, which is necessary to view our Brilliant Banners.

     OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT, DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS AND LIMIT THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute our Digital Projector and the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KaZaA Media Desktop. We rely on computer users' demand for the KaZaA Media Desktop to increase the installed base of our (1) Digital Projector, which is necessary to view b3d-produced content such as our Brilliant Banners, and (2) Altnet software, which is necessary to connect users to our private peer-to-peer network. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Digital Projector and Altnet software. Additionally, a disruption in the distribution of the KaZaA Media Desktop or a decrease in demand for the product by users would necessarily impact (1) the future distribution of our technology, and (2) revenues derived from advertisers that were introduced by us to Sharman Networks. Sharman Networks, the KaZaA Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER, LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the KaZaA Media Desktop as a result of this litigation, it would prevent the further distribution of the Digital Projector and Altnet peer-to-peer software with the KaZaA product which could have a material adverse affect on our business and financial condition.

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

ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures, which we have designed to ensure that all material information related to Brilliant Digital Entertainment, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

     Within 90 days prior to the filing of this report, members of our management, including our Chief Executive Officer and President, Kevin Bermeister, and Chief Financial Officer and Chief Operating Officer, Robert Chmiel, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Bermeister and Mr. Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with our SEC disclosure obligations.

CHANGES IN  CONTROLS  AND  PROCEDURES

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2002, we sold an aggregate of 7,123,836 shares of our common stock to six investors in a private placement for aggregate proceeds to us of $1,070,000. The price per share was $0.1502, and was based on the market price of our common stock at the time the investors committed to purchase the shares. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 12,664,597 shares of common stock at an exercise prices of $0.168975 per share. The warrants expire on September 3, 2005. Each of the investors in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

     In August 2002, we issued to SRO Consultants, Inc. warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.17 per share. The warrants have a term of 48 months. The warrants were issued to SRO Consultants, Inc. in consideration of consulting services provided to us. SRO Consultants, Inc. represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The following exhibits are filed as part of this report:


               10.1 Common Stock and Warrant Purchase Agreement dated August 26, 2002, by and among Registrant and Harris Toibb, Markev Services, LLC, Ronald Lachman, David Wilson, Bob Haya and Scott Hergott.
               10.2 Form of Warrant to Purchase Common Stock from August 26, 2002 financing.
               10.3 Warrant to Purchase Common Stock, dated August 28, 2002, issued in favor of SRO Consulting, Inc.
               10.4 Letter Agreement, dated August 19, 2002, between Registrant and Europlay Capital Advisors, LLC.
               10.5 Letter Agreement, dated October 2, 2002, among Registrant and the holders of Registrant's Secured Convertible Promissory Notes.

               10.6 Form of Amendment Number One to Secured Convertible Promissory Note dated as of December 19, 2001.
               10.7 Form of Amendment Number Two to Secured Convertible Promissory Note dated as of May 23, 2001.
               10.8  Form of  Warrant issued in  connection  with  extension  of maturity date of Secured Convertible Promissory Notes.
               10.9  Contractor, Confidential  Information and  Non-Solicitation
                     Agreement, dated as of February 2002, between Registrant and Abe Sher.
               99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: November 14, 2002                  /s/ Robert Chmiel
                                  ---------------------------------------------
                                  By:    Robert Chmiel
                                  Its:   Chief Operating Officer and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin Bermeister, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                       /s/ Kevin Bermeister
                                       -----------------------
                                       Kevin Bermeister
                                       Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Chmiel, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                       /s/ Robert Chmiel
                                       -----------------------
                                       Robert Chmiel
                                       Chief Financial Officer