Form 10KSB/A
period 2001-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-02-28
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                                -------------------
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

                               Yes [X]      No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $1,816,000.

     At March 22, 2002 the aggregate market value of the voting stock held by non-affiliates of the issuer was $1,708,840.

     At March 22, 2002 the issuer had 22,615,097 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business  Disclosure Format (check one): Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement with respect to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


================================================================================

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
             BRILLIANT DIGITAL ENTERTAINMENT, INC. ON APRIL 1, 2002

     The following amends the Annual Report on Form 10-KSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on April 1, 2002 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended as set forth herein.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

     Brilliant Digital Entertainment, Inc. is a developer of rich media advertising serving technologies, software authoring tools and content for three dimensional, or 3D, animation on the World Wide Web. During the third quarter, 2001 we began marketing and distributing our player, the "Digital Projector" (required for the playback of our rich media content and advertisements) through two large peer-to-peer, or P2P, networks, Sharman Networks, which operates the KaZaA network (formerly operated by Consumer Empowerment B.V.), and StreamCast Networks, which operates the Morpheus network. Previously, our primary method of distribution was through the bundling of the Digital Projector with our animation content which we syndicated to third party web sites. At December 31, 2001, we estimate that our Digital Projector had been distributed to tens of millions of users based on KaZaA's weekly downloads as reported on Download.com, as additional P2P connected computers and other users have accessed the KaZaA and Morpheus networks. Sharman Networks continues to distribute our player, and StreamCast Networks unilaterally decided to discontinue its distribution. We commercialize our advertising technology in two primary ways. We license our rich media advertising server technologies to websites to enable the selling and serving of our proprietary rich media advertising format, and we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios.

     We launched our rich media 3D advertising banners - Brilliant Banners - into the market during the first quarter of 2001 to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. Rich media advertising banners are web site banner ads that have full audio and motion animation. We believe that our animated 3D banner advertisements perform better than GIF banners because they include motion animation and full audio, which is more engaging to a viewer. We have introduced the Brilliant Banner to our syndication partners, other significant advertisers and websites, making the technologies available for them to commence selling and serving this rich media advertising format.

     In February 2002, we formed Brilliant P2P, Inc., later renamed Altnet, Inc., to operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we intend to create a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user
(peer) to another (peer). Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, will prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. We intend to exploit Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

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

     In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our
Australian-based production company which employed a team of animators and programmers dedicated to animation production. We discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. We discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the closing of Digital Hip Hop. The cessation of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded did not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

                               TECHNOLOGY BUSINESS

     We license our rich media advertising server technologies to web sites to enable advertisers and web sites to display our rich media 3D advertising banners - Brilliant Banners - as an alternative to the current two dimensional, or 2D, GIF banners that are prevalent on web sites today. Tests conducted by us have shown that small advertising campaigns created and served in our advertising format have generally provided click through rates higher than the industry norm for static, 2D GIF banner ads. Specifically, we tested the same advertised product in two banner ads; one produced as a Brilliant Banner and the other as a 2D, GIF banner. The click-through percentages (the percentage of users who saw the ad and then clicked the banner), which we used to determine the effectiveness of the ads, were 3.3% for the Brilliant Banner ad and 0.2% for the 2D GIF ad, on a total of approximately 2 million banner ads served. We believe that, based on this test, our rich media animated, 3D banner ads perform better than GIF banners because they include motion animation and full audio, which is more engaging to a viewer. We are also introducing our advertising format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media advertising format. In November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc. This rich media certification was awarded after our technology passed the DoubleClick tests for functionality, impression tracking and click tracking. We believe DoubleClick to be the technological leader for ad serving on Web, and believe that having our rich media ad serving technology certified by DoubleClick is a significant achievement. According to a March 14, 2002 press release issued by DoubleClick, "The DART rich media vendor certification program launched in October 2001, provides confidence to any advertiser or publisher that the relevant technology has passed stringent requirements. The certification is a seal of approval that guarantees that rich media creatives meet the high standards of functionality and reporting required of all DoubleClick technologies." At December 31, 2001, we were one of only seven vendors to have received the Rich Media Silver Vendor certification from DoubleClick.

     Our  proprietary,  copyright-protected,  rich media  authoring  tools - b3d
Studio and b3d Studio Pro - were developed to be the optimal software for creating digital animation that could be streamed easily and efficiently via the Internet. b3d Studio is designed to work as a plug-in with Discreet's (a division of Autodesk, Inc.) 3D Studio Max and Alias|Wavefront's Maya animation software. We have licensed our software tools to other content developers and studios interested in creating content for the Internet. We have also used our tools to create our MultipathTM Movies and animated music videos, with the intent that users would desire to view this engaging b3d content. We believe the demand by users for b3d-produced content would cause a demand for our tools from producers of such content, and thus make our tools the de facto standard for the production, distribution and viewing of 3D animation over the Internet. This strategy however has been met with little success, and given our limited financial resources, our ability to continue this strategy has been diminished.

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

SALES, MARKETING AND DISTRIBUTION OF OUR TECHNOLOGY

     We have engaged the services of two outside consultants whose primary responsibilities are to promote and sell our technology. Senior management is also marketing and promoting the advantages of our b3d products. We are marketing our rich media advertising solutions to advertising agencies, third party advertising representative firms and directly to advertisers. Our b3d products were made commercially available as a download from our website in the third quarter of 2001 and we are also marketing our content authoring tools to production companies, including those that participated in a beta test of the tools during 2000. Animation content generated using b3d Studio can be applied to the production of training, artistic rendering, educational, architectural, engineering, e-commerce, and other solutions that require animation. We believe that broad use of our tools in the creation of animated content will encourage greater use of the Digital Projector, and establish broader demand for our ad serving technologies.

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

     Due to these changes in our business strategies, in 2001 we eliminated our internal production of 3D animation and substantially reduced our syndication of existing content. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant
Interactive Ideas Pty. Ltd., our Australian-based production company which employed a team of animators and programmers dedicated to animation production. We discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. We discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the closing of Digital Hip Hop. The cessation of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded did not have the potential to generate, significant revenues. We now outsource the production of b3d content, primarily Brilliant Banners, to a number of facilities in the United States and overseas that have already licensed our tools. It is our intention to expand the number of third parties capable of creating Brilliant Banners, including the production departments of advertising agencies.

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

     During the fourth quarter of 2001, we discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous customers request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, many of whom are currently producing Brilliant Banners, and charge a fee for overseeing the project.

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

                                  ALTNET, INC.

     During the third quarter of 2001, we began marketing and distributing our Digital Projector through two large peer-to-peer networks, Sharman Networks, which operates the KaZaA network, and StreamCast Networks, which operates the Morpheus network. Both of these networks are public, or "open" networks that allow any of their respective users to share digital files with other users. Through our business relationships with Sharman and StreamCast, we perceived a business opportunity to create a private, or "closed" peer-to-peer network which would allow us to centrally control the distribution of digital files, which has been authorized by files' owners, directly from one computer user to another.

     In February 2002, we formed Brilliant P2P, Inc., later renamed Altnet, Inc., to operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we intend to create a private peer-to-peer network to centrally control the authorized distribution of digital files over the network. Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, will prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. We intend to exploit Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

CREATION OF THE ALTNET NETWORK

     Peer-to-peer computing is the sharing of computer resources and services by direct exchange between computer systems, and not through a central server. Peer-to-peer computing applications include the exchange of digital files and other information, processing cycles (the cycles by which data is processed in the central processing unit of a computer), cache storage (temporary storage of files in the central processing unit of a computer), and disk storage. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access the collective power of individual computers to benefit the entire enterprise. Millions of computers are logged onto the Internet at any given time, each with excess processing power, excess storage capacity and unused bandwidth. Through Altnet, we intend to create a private peer-to-peer network which allows us to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user to another, thus taking advantage of the excess computer storage capacity and unused bandwidth of our network users.

     To develop the Altnet private peer-to-peer network, each computer that comprises the network must be equipped with a software program. To distribute the program, we bundled it in a package, that we call Altnet SecureInstall, with our Digital Projector. Pursuant to an agreement with Sharman Networks,
SecureInstall, along with the Digital Projector, is being downloaded automatically as part of Sharman Networks KaZaA Media Desktop, which has consistently been averaging in excess of two million downloads per week since we began bundling our software in the fall, 2001. Users that download the KaZaA Media Desktop are not given the opportunity to reject download of SecureInstall, and these users are most likely not aware that SecureInstall has been installed on their computer. The basis of the SecureInstall is our b3d Installer technology. The Installer technology connects to file servers and P2P networks, via "connectors", for the purpose of distributing files across the network. These "connectors" consist of small amounts of JavaScript code plus small, encrypted install scripts used by the Installer. These components help facilitate the delivery of files -music files, documents, software files, etc. - across the network. Apart from facilitating Altnet SecureInstall connectivity, the Installer is a full-fledged software installation system, with key features including file compression, file patching and file encryption. The file compression reduces download sizes, the file patching allows software updates to be made available as `patches' rather than full downloads, and file encryption provides protection from tampering for files on the network, even if they are on the hard drives of thousands of user's PCs connected to a P2P network.

     A significant feature of the Altnet network is its ability to communicate with FastTrack technology already installed on desktops worldwide. Tens of millions of search requests each day are being made on the FastTrack Network via the KaZaA Graphical User Interface (GUI). These search requests can be intercepted by Altnet and returned to the FastTrack Network and displayed in the KaZaA GUI such that secure content provided via Altnet can be made visible to KaZaA users. Altnet has reached an agreement with Sharman Networks to allow KaZaA users who are connected to the Internet to search for digital files that reside on both the KaZaA network and the Altnet network by typing one or more key words in a search box located on the KaZaA GUI. If the search query matches the description of one or more available Altnet files, the Altnet application will display the identity of the matching Altnet files in the search results page of the KaZaA GUI. A KaZaA user will be able to download an Altnet file from the Altnet network in substantially the same manner as the user would download a digital file from the KaZaA network.

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

SALES AND MARKETING OF ALTNET'S SERVICES

     We currently intend to engage outside consultants to market Altnet's peer-to-peer file distribution services to content owners. These consultants will negotiate with content owners to obtain from them the right to distribute and sell their music, movie clips, movie trailers, full-length movies, computer games, software products, and other digital files on Altnet. We intend to approach as many content owners as our resources permit to promote Altnet as a distribution and selling partner. We intend to rely on sales and marketing consultants until our operations generate sufficient cash flow to permit us to hire an internal sales staff.

     We intend to enter into agreements with content owners to obtain their express permission to include their digital files on the Altnet network, to be distributed and, if the owner desires, sold to users of the network. We will also partner with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download the content owners' digital files from the Altnet network. Initially, we intend to partner with Sharman Networks to make Altnet files available to users of the KaZaA Media Desktop.

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

ALTNET'S COMPETITIVE ADVANTAGE

     We believe that Altnet is well positioned to compete effectively with companies currently providing peer-to-peer file distribution services. The software necessary to operate Altnet's peer-to-peer network has been installed on tens of millions of computers worldwide, and additional computers are added with each new successive download of the KaZaA Media Desktop, providing a competitive advantage over other P2P competitors that have not achieved similar success in mass distribution of their software application. We have been able to leverage our relationship with Sharman Networks, distributor of the KaZaA Media Desktop, to quickly and efficiently install our Altnet software on tens of millions of computers worldwide. Our competitors may not be able to achieve a similar installed based of their software application as quickly and cost-effectively as Altnet. Additionally, Altnet's ability to communicate with FastTrack technology, which runs the KaZaA Media Desktop and is already installed on desktops worldwide, also presents a significant advantage by allowing our content owners the opportunity to distribute and sell their secure content to the tens of millions of users who perform search requests each day via the KaZaA GUI.

ALTNET'S UNPROVEN BUSINESS MODEL AND FINANCIAL RISKS

     Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful. Additionally, our limited financial resources may not allow Altnet to compete effectively against companies with greater financial resources or greater access to capital necessary for grow. Its success will depend, in part, on the following:

          o    acceptance by content owners of our services;

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     Brilliant's Common Stock trades on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock
Exchange:

                                                            HIGH          LOW
                                                            ----          ---
     YEAR ENDED DECEMBER 31, 2000
          First Quarter........................            $13.88       $ 4.00
          Second Quarter.......................             10.88         4.75
          Third Quarter........................              4.88         3.25
          Fourth Quarter.......................              3.25         0.69

     YEAR ENDED DECEMBER 31, 2001
          First Quarter........................            $ 2.12       $ 0.65
          Second Quarter.......................              1.00         0.55
          Third Quarter........................              0.82         0.23
          Fourth Quarter.......................              0.60         0.15

     On March 22, 2002, the closing sales price of the Common Stock as reported on the American Stock Exchange was $0.13 per share. As of March 22, 2002, there were 76 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2001, we agreed to issue to Consumer Empowerment B.V., a company organized under the laws of The Netherlands (better known as "KaZaA") warrants to purchase up to 150,000 shares of our common stock at an exercise price per share of $0.2710, which is equal to the ten (10) day volume weighted average price of our common stock for the ten (10) trading days prior to October 2, 2001. The warrants have a term of 36 months. The warrants will be issued to KaZaA in consideration for certain services provided by KaZaA pursuant to an agreement between KaZaA and the Company. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to
Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

     We launched our rich media 3D advertising banners - Brilliant Banners - into the market during the first quarter of 2001 to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. Rich media advertising banners are web site banner ads that have full audio and motion animation. We believe that our animated 3D banner advertisements perform better than GIF banners because they include motion animation and full audio, which is more engaging to a viewer. We license our rich media ad serving technologies, through our wholly-owned subsidiary B3D, Inc., to high traffic websites, including the P2P network, Sharman Networks, for the serving of Brilliant Banners. We are also introducing our ad format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media ad format. In November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc. This rich media certification was awarded after our technology passed the DoubleClick tests for functionality, impression tracking and click tracking.

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

     In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and have discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our
Australian-based production company which employed a team of animators and programmers dedicated to animation production. We discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. We discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the closing of Digital Hip Hop. The cessation of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded did not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

     During the fourth quarter of 2001, we discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous customers request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, many of whom are currently producing Brilliant Banners, and charge a fee for overseeing the project.

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

     Our critical accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of this Form 10-KSB. We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and our use of the consolidation method when accounting for our subsidiaries. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

     Under SEC Staff Accounting Bulletin No. 101, generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered,
(3)  the  seller's  price  to the  buyer  is  fixed  or  determinable,  and  (4)
collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. We also recognize revenue in accordance with the following with respect to our specific products and services: when we enter into development contracts for our MultipathTM Movies under which we are entitled to fixed minimum guaranteed payments, in accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor, the terms of the sale are considered fixed, and collectibility is probable.

     Unless cash is paid in advance, our receivables are recorded as revenue is earned. We then record reserves against our receivable accounts based on historical results. If no historical results are available at the time a receivable is booked, the general credit worthiness of the customer is evaluated and an appropriate reserve is recorded, if any. The amount of reserves ultimately required, however, could differ materially from the amounts provided for in the accompanying consolidated financial statements, which would result in accounting adjustments recorded in future periods to reflect such difference. To the extent the actual reserves are greater than the amount of reserve recorded, our financial statements will be negatively impacted.

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

     Revenues increased 76% from $1,030,000 for the year ended December 31, 2000 to $1,816,000 for the year ended December 31, 2001. The increase is primarily due to (i) production fees of $381,000 for the 2001 fiscal year related to the production by Digital Hip Hop of animated music videos, for which there were no revenues for the 2000 fiscal year, (ii) a full year of revenues of $917,000 for the 2001 fiscal year from our distribution and technology agreements with e-New Media, an increase of 49.8% as compared to revenues of $612,000 for the 2000 fiscal year, and (iii) advertising revenues of $509,000 for the 2001 fiscal year, an increase of 70.2% as compared to revenues of $309,000 for the 2000 fiscal year, which increase was due to an increase in demand for our advertising services. The increase in revenues for the 2001 fiscal year was partially offset by a decrease in software and DVD sales to $9,000 for the 2001 fiscal year, a decrease of 92.4%, as compared to $109,000 for the 2000 fiscal year.

     COST OF REVENUES. Cost of revenues consists primarily of the amortization and write-down of capitalized movie software costs for previously released titles, royalties to third parties and the direct costs, including salaries and benefits, and manufacturing overhead required to produce content, including MultipathTM Movies, animated music videos and banner ads, reproduce and package software products. Cost of revenues increased from $268,000 for the year ended December 31, 2000 to $463,000 for the year ended December 31, 2001. This represents an increase of $195,000, or 73%, which is due to the development of animated music videos during 2001, at a cost of $352,000, as compared to no cost during 2000.

     This increase in cost of revenues is partially offset by a reduction in software and motion capture costs in 2001 as compared to the prior year. Also adding to this increase, in 2001, we amortized $105,000 of royalty expense in connection with our licensing rights compared to $53,000 in 2000. In 2000, we fully amortized the remaining capitalized movie software costs of $158,000, for previously released titles, and incurred direct costs of $44,000 for software sales, and other development costs of $41,000.

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

     Cash flows from operating, financing and investing activities for the years ended December 31, 2001 and 2000 are summarized in the following table (dollars in thousands):

     ---------------------------------------------------------------------
     ACTIVITY:                                       2001            2000
     ---------------------------------------------------------------------
     Continuing Operations ................       $ (5,000)       $(16,000)
     Discontinuing Operations .............       $ (1,000)       $  5,000
     Investing ............................       $   --          $ (1,000)
     Financing ............................       $  3,000        $ 12,000
     ---------------------------------------------------------------------

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

     At December 31, 2001, we had rental commitments for our office facility of $90,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $54,000 and $31,000 payable over the next 2 years. Our contractual obligations are as follows:



               CONTRACTUAL                 TOTAL      LESS THAN       1-3
               OBLIGATIONS                             1 YEAR        YEARS

     Capital Leases ................     $ 85,000     $ 54,000     $ 31,000
     Operating Lease ...............     $ 90,000     $ 83,000     $  7,000
                                         --------     --------     --------

     Total Cash Obligations ........     $175,000     $137,000     $ 38,000
                                         ========     ========     ========


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

     OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF DIGITAL PROJECTORS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS THAT ARE ABLE TO VIEW OUR MEDIA CONTENT, DECREASE THE VALUE OF OUR BRILLIANT BANNERS TO ADVERTISERS AND LIMIT THE NUMBER OF USER'S FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute our Digital Projector and the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KaZaA Media Desktop. We rely on computer users' demand for the KaZaA Media Desktop to increase the installed base of our (1) Digital Projector, which is necessary to view
b3d-produced content such as our Brilliant Banners, and (2) Altnet software, which is necessary to connect users to our private peer-to-peer network. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Digital Projector and Altnet software. Additionally, a disruption in the distribution of the KaZaA Media Desktop or a decrease in demand for the product by users would necessarily impact the future distribution of our technology. The KaZaA Media Desktop, as well as other peer-to-peer software products, is currently the subject of a lawsuit; Metro-Goldwyn-Mayer Studios, Inc. et. al. v. Grokster, Ltd. et. al., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed by the National Music Publishers Association. To the extent that Sharman Networks is precluded from distributing the KaZaA Media Desktop as a result of this litigation, it would prevent the further distribution of the Digital Projector and Altnet peer-to-peer software with the KaZaA product which could have a material adverse affect on our business and financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Certified Public Accountants............................35

Consolidated Balance Sheet as of December 31, 2001............................36

Consolidated Statements of Operations for the years
   ended December 31, 2000 and 2001...........................................37

Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 2000 and 2001.............................38

Consolidated Statements of Cash Flows for the years
   ended December 31, 2000 and 2001...........................................39

Notes to Consolidated Financial Statements....................................41

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


/s/ BDO Seidman, LLP


Los Angeles, California
March 26, 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                               DECEMBER 31, 2001
                                                               -----------------
ASSETS
Current assets:
     Cash and cash equivalents ................................        $    185
     Accounts receivable, net .................................              69
     Accounts receivable, related party .......................               4
     Other assets, net ........................................             278
                                                                       --------
Total current assets ..........................................             536
Property, plant and equipment, net (Note 9) ...................             139
Other assets, net .............................................             443
                                                                       --------
Total assets ..................................................        $  1,118
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable .........................................        $    387
     Accrued expenses (Note 10) ...............................           1,032
     Deferred revenue (Note 5) ................................             917
     Notes payable, related parties ...........................              27
     Capital financing, net of discount (Note 5) ..............             194
     Current portion of note payable (Note 6) .................             174
                                                                       --------
Total current liabilities .....................................           2,731
Note payable, less current portion (Note 6) ...................              32
Deferred Revenue (Note 5) .....................................           2,554
Other long term liabilities ...................................              50
                                                                       --------
Total liabilities .............................................           5,367
Commitments and contingencies (Note 13)
Stockholders' deficit:
     Preferred Stock ($0.001 par value;
         1,000,000 shares authorized; no shares
         issued or outstanding) (Note 7) ......................            --
     Common Stock ($0.001 par value; 150,000,000
         shares authorized; 16,463,288 shares
         issued and outstanding) (Note 7 &
         Note 14) .............................................              16
     Additional paid-in capital ...............................          50,601
     Accumulated deficit ......................................         (54,577)
     Accumulated other comprehensive loss .....................            (289)
                                                                       --------
Total stockholders' deficit ...................................          (4,249)
                                                                       --------
Total liabilities and stockholders' deficit ...................        $  1,118
                                                                       ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Revenues:
    Software sales .................................     $      9      $    109
    Distribution and technology revenue from
       related party ...............................          917           612
    Development fees and other revenues ............          890           309
                                                         --------      --------
       Total revenues ..............................        1,816         1,030

 Cost of revenues:
    Software sales .................................         --              44
    Development fees and other costs ...............          463           224
                                                         --------      --------
        Total cost of revenues .....................          463           268


Gross profit .......................................        1,353           762
Operating expenses:
    Sales and marketing ............................          839         1,651
    General and administrative .....................        4,410         4,324
    Research and development .......................        1,892         3,855
    Depreciation and amortization ..................          284           319
                                                         --------      --------
       Total operating expenses ....................        7,425        10,149
                                                         --------      --------
Loss from operations ...............................       (6,072)       (9,387)
Other income (expense):
    Export market development grant ................          185           116
    Gain on foreign exchange transactions ..........           44            (1)
    Loss on disposal of equipment ..................           (2)         --
    Loss on investment in joint venture ............         (264)         (100)
    Interest income ................................          291           257
    Interest expense ...............................         (817)          (93)
                                                         --------      --------
       Total other income (expense) ................         (563)          179
                                                         --------      --------
Loss from continuing operations ....................     $ (6,635)     $ (9,208)
Loss from discontinued operations (Note 2) .........         (317)      (12,708)
Gain on disposal of discontinued operations
    (Note 2 & Note 5) ..............................          624          --
                                                         --------      --------
Net Loss ...........................................     $ (6,328)     $(21,916)
Other comprehensive loss:
     Foreign currency translation adjustment .......         (123)          (15)
                                                         --------      --------
Comprehensive loss .................................     $ (6,451)     $(21,931)
                                                         ========      ========


Basic and diluted continuing operations ............     $  (0.41)     $  (0.62)
Basic and diluted for discontinued operations ......     $   0.02      $  (0.85)
Basic and diluted net loss per share ...............     $  (0.39)     $  (1.47)
                                                                       --------

Weighted average number of shares used in
    computing basic and diluted net loss per
    share ..........................................       16,236        14,931
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)


                                           COMMON STOCK                                    ACCUMULATED
                                      -----------------------   ADDITIONAL                    OTHER
                                       NO. OF                     PAID-IN    ACCUMULATED  COMPREHENSIVE
                                       SHARES        AMOUNT       CAPITAL      DEFICIT        LOSS          TOTAL
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1999 ......   12,598,874   $       12   $   31,908   $  (26,333)   $     (151)   $    5,436
    Grant of stock options ........         --           --          1,642         --            --           1,642
    Exercise of stock options and
       warrants ...................      288,000         --          1,170         --            --           1,170
    Issuance of shares for joint
       venture investment .........    2,554,589            3       11,087         --            --          11,090
    Shares issued for convertible
       debenture ..................      612,825            1        1,499         --            --           1,500
    Foreign exchange translation
       (net of tax of $0) .........         --           --           --           --             (15)          (15)
    Net loss ......................         --           --           --        (21,916)         --         (21,916)
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2000 ......   16,054,288           16       47,306      (48,249)         (166)       (1,093)
    Grant of warrants .............         --           --             42         --            --              42
    Issuance of shares to investors      400,000         --            264         --            --             264
    Issuance of shares for services        9,000         --              6         --            --               6
    Beneficial conversion feature .                                  2,983         --            --           2,983
    Foreign exchange translation ..         --           --           --           --            (123)         (123)
    Net loss ......................         --           --           --         (6,328)         --          (6,328)
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2001 ......   16,463,288   $       16   $   50,601   $  (54,577)   $     (289)   $   (4,249)
                                      ----------   ----------   ----------   ----------    ----------    ----------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                         -----------------------
                                                           2001          2000
                                                         --------      --------
OPERATING ACTIVITIES
Net loss ...........................................     $ (6,328)     $(21,916)
Adjustments to reconcile net loss to the net
    cash provided by (used in) operating
    activities:
      Depreciation and other amortization ..........        1,182         2,404
      Loss on investment in joint venture ..........          264           100
      Effect of stock options and warrants
        granted ....................................         --             849
      Gain on disposal of discontinued
        operations .................................         (624)         --
      Issuance of common stock for services ........            6          --
      Issuance of common stock for joint
        venture ....................................           42          --
      Loss on disposal of equipment ................          125          --
      Changes in operating assets and
        liabilities:
        Accounts receivable ........................          101            61
        Other assets ...............................          691        (1,341)
        Accounts payable and accruals ..............          455          (183)
        Deferred revenue ...........................         (917)        4,357
                                                         --------      --------
Net cash used in continuing activities .............       (5,003)      (15,669)
Net cash (used) provided in discontinued
    activities .....................................         (394)        5,079
                                                         --------      --------
Net cash used in operating activities ..............       (5,397)      (10,590)

INVESTING ACTIVITIES
Investment in joint venture ........................         --            (100)
Purchases of equipment .............................          (23)         (760)
                                                         --------      --------
Net cash used in investing activities ..............          (23)         (860)

FINANCING ACTIVITIES
Proceeds from issuance of shares ...................         --          12,222
Proceeds from capital financing ....................        2,614          --
Repayments of notes ................................          (73)          (76)
                                                         --------      --------
Net cash provided by financing activities ..........        2,541        12,146
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ...............................       (2,879)          696

Translation adjustments ............................         (123)          (15)
Cash and cash equivalents at beginning of
    period .........................................        3,187         2,506
                                                         --------      --------
Cash and cash equivalents at end of period .........     $    185      $  3,187
                                                         --------      --------
Supplemental disclosure of cash flow
    information:
    Cash paid during the period for:
      Interest .....................................     $     20      $     63
                                                         --------      --------

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

GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31,2001 has negative working capital of approximately $2,200,000 and a stockholders' deficit of approximately $4,200,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


REVENUE RECOGNITION

     Under SEC Staff Accounting Bulletin No. 101, generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered,
(3)  the  seller's  price  to the  buyer  is  fixed  or  determinable,  and  (4)
collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. We also recognize revenue in accordance with the following with respect to our specific products and services.

     SOFTWARE SALES: The Company receives revenue from the sale or licensing of its software tools, including the granting of exclusive distribution rights in specified territories. We recognize revenue from the sale or license of software tools to end users at the time the end user purchases and pays for the product. For distribution agreements, which cover a period of time in excess of one year and are exclusive for a geographic territory, the Company recognizes revenue on a straight-line basis over the life of the agreement. In the case of our distribution and licensing agreements with e-New Media, e-New Media paid us a non-refundable advance against future royalties from sales of our software tools, and this advance is being recognized as revenue on a straight-line basis over the five and six year life of these agreements.

     PRODUCTION FEES: The Company receives production fees in exchange for the development of animated content, including banner ads and animated music web videos, in accordance with customer specifications. The development agreements generally specify certain "milestones", such as completion of the script or incorporation of the music, which must be achieved throughout the production process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. In the case of music videos, the production period is 6 to 12 weeks and the customer signs off on the milestones as they are met, and the customer is invoiced for that stage of production. In the case of banner ads, the production period is much shorter, perhaps two weeks, so we usually require 50% payment up front and 50% upon completion. The revenue is recognized upon delivery of the file to the client.

     DEVELOPMENT FEES: The Company enters into development contracts for its Multipath Movies under which they are entitled to fixed minimum guaranteed payments. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments are recognized as revenue when the CD-ROM master is delivered to the distributor, the terms of the sale are considered fixed, and collectibility is probable. The Company has derived revenues from royalties, development fees and software sales. The Company

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


licenses its traditional CD-ROM products to publishers and distributors in exchange for non-refundable advances and royalties based on product sales. Royalties based on product sales are due only to the extent they exceed any associated non-refundable royalty advance. Royalties related to non-refundable advances are recognized when the CD-ROM master is delivered to the licensees. Royalty revenues in excess of non-refundable advances are recognized upon notification by the distributor that a royalty has been earned.

     DISTRIBUTION FEES: The Company grants distribution rights to its Multipath Movie CD-ROM products to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products. In accordance with SOP 97-2, revenue related to the non-refundable minimum fixed fee is recognized when the CD-ROM master is delivered to the customer, the terms of the sale are considered fixed, and collectibility is probable. Additional revenue, related to the percentage of sales, is recognized upon notification by the distributor that a royalty has been earned by the Company. Software sales resulting from the Company selling completed software products are recognized upon the shipment of the product. While the Company is not obligated to accept returns of its Multipath Movie CD-ROM products, the Company infrequently grants returns, and thus provides for estimated returns at the time revenue for Multipath Movie CD-ROM sales is recognized.

     The Company also estimates for bad debts. At December 31, 2001 the Company had a provision for bad debts of $25,000.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

4.   RELATED PARTY TRANSACTIONS

     The Company recognized $612,000 and $917,000 of revenue for the fiscal year ended December 31, 2000 and December 31, 2001, respectively, related to its distribution and technology agreements with e-New Media. See Note 5.

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

DIGITAL HIP HOP

     In August 2000, the Company entered into a joint venture agreement to produce music videos for the Internet. The investment required an initial contribution of technology and $100,000 for a 50% ownership. In the fiscal year 2000, the loss incurred reduced the investment to a zero balance. In May 2001, the Company acquired an additional 25% of Digital Hip Hop by issuing 400,000 shares of the Company's common stock to the other two partners in Digital Hip Hop. Digital Hip Hop also received from the Company's wholly-owned subsidiary, B3D, Inc., a 5-year exclusive Alpha level license to its b3d production tool suite for the production of hip hop content for non-Asian markets.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

     As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the New Notes and New Warrants. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of the Company's Common Stock at the much lower Conversion Price for the New Notes. In addition, these original investors are able to exercise the Original Warrants at a price per share equal to 1.125 times the much lower Conversion Price from the December 2001 financing. Pursuant to this amendment to the Original Notes and Original Warrants, the Company recorded an additional beneficial conversion feature of $1,632,000, which is being amortized on a straight-line basis over the remaining life of the Original Notes

THE AUCTION CHANNEL

     On April 30, 2001 the Company sold substantially all of the assets of The Auction Channel to Metro Channels, LLC, a division of Rainbow Media Holdings, Inc. The Auction Channel and the Company's London based subsidiary, Trojan Television, Ltd., has ceased operations. In connections with the disposal of the assets and discontinuance of the related operations, the Company realized a gain of $624,000.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

     On May 23, 2001, the Company issued, in connection with Secured Convertible Promissory Notes (the "Original Notes"), to Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. (the "Investors") warrants to purchase 2,850,393 shares of Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). The number of shares underlying each warrant issued to each Investor is equal to 100% of the principal amount of the note acquired by that Investor divided by 112.5% of the average closing sales price of the Company's Common Stock on the American Stock Exchange over the 10 trading days prior to execution by the Investor of a note purchase agreement. In December 2001, the terms of the Original Notes were amended such that the number of warrants to be issued to the Investors relative to the Original Notes and the warrants issued in connection with Secured Convertible Promissory Notes pursuant to the December 2001 (the "New Notes") financing will only be finally determined upon conversion of the notes. (See Footnote 5 SIGNIFICANT AGREEMENTS - Convertible Promissory Notes).

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

     The following table summarizes warrant activity:

                                                NUMBER
                                              OF SHARES       OPTION PRICE
                                              ---------      --------------
     Outstanding at December 31, 1999 ....      805,000      $4.00 -- $8.00
     Granted .............................      698,000      $5.94 -- $6.50
     Exercised ...........................     (250,000)     $4.00 -- $5.50
     Forfeited ...........................     (548,000)     $5.00 -- $8.00
     ----------------------------------------------------------------------
     Outstanding at December 31, 2000 ....      705,000      $4.00 -- $6.50
     Granted .............................    2,960,000      $4.00 -- $6.50
     Exercised ...........................         --        $0.00 -- $0.00
     Forfeited ...........................     (660,000)     $4.00 -- $6.29
     ----------------------------------------------------------------------
     Outstanding at December 31, 2001 ....    3,005,000      $0.75 -- $5.50

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

     The following table summarizes stock option activity:

                                                    NUMBER
                                                  OF SHARES       OPTION PRICE
                                                  ---------      ---------------
      Outstanding at December 31, 1999........    1,441,000      $1.50 -- $3.94
      Granted.................................      915,000      $4.81 -- $7.00
      Exercised...............................      (38,000)     $1.50 -- $3.94
      Forfeited...............................     (203,000)     $1.50 -- $7.00
      -------------------------------------------------------------------------
      Outstanding at December 31, 2000........    2,115,000      $1.50 -- $7.00
      Granted.................................    1,681,000      $2.62 -- $0.16
      Exercised...............................           --
      Forfeited...............................     (827,000)     $5.94 -- $0.65
      -------------------------------------------------------------------------
      Outstanding at December 31, 2001........    2,969,000      $5.94 -- $0.16
      Exercisable at December 31, 2001........      862,000

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


loss for 2001 and 2000 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                           YEAR ENDED             YEAR ENDED
                                        DECEMBER 31, 2001      DECEMBER 31, 2000
                                        -----------------      -----------------

Net loss, as reported................      $(6,328,000)           $(21,916,000)
Net loss, pro forma..................      $(6,686,000)           $(22,893,000)
Basic and diluted loss per share,
  as reported........................           $(0.39)                 $(1.47)
Basic and diluted loss per share,
  pro forma..........................           $(0.41)                 $(1.53)


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

     The significant components of the net deferred tax assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2001 are as follows:

                                                               DECEMBER 31,
                                                                   2001
                                                               -----------
     Deferred tax assets:

       Net operating losses ............................         6,001,000
       Temporary differences ...........................           327,000
                                                               -----------
       Total deferred tax assets .......................         6,328,000
       Valuation allowance .............................        (6,328,000)
                                                               -----------
     Net deferred tax assets (liabilities) .............       $      --
                                                               ===========


     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             --------------
                                                              2001     2000
                                                             -----    -----

     Federal income tax rate ..............................    34%      34%
     Foreign and U. S. tax effect attributable to
        foreign operations ................................   --       --
     Effect of net operating loss and net operating loss
        carry forward .....................................   (34)     (34)
                                                             -----    -----
     Effective income tax rate ............................     0%       0%
                                                             =====    =====

9.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                               DECEMBER 31,
                                                                  2001
                                                               -----------

     Computers and equipment .........................         $ 1,322,000
     Leasehold improvements ..........................             185,000
     Furniture and fixtures ..........................             123,000
                                                               -----------
                                                                 1,630,000
     Less accumulated depreciation ...................          (1,491,000)
                                                               -----------
                                                               $   139,000
                                                               ===========


10.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                                    2001
                                                                 ----------
     Employee compensation ...........................           $  825,000
     Accrued Payroll Expenses ........................              143,000
     Licensing .......................................               37,000
     Other ...........................................               27,000
                                                                 ----------
                                                                 $1,032,000
                                                                 ==========

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                                              UNITED                   UNITED
                                              STATES     AUSTRALIA     KINGDOM
                                            ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2000
   Revenues from unaffiliated customers .   $  301,000   $  117,000   $  280,000
   Revenues from affiliated customers ...      612,000         --           --
                                            ----------   ----------   ----------
   Total revenues .......................   $  913,000   $  117,000   $  280,000
                                            ==========   ==========   ==========
YEAR ENDED DECEMBER 31, 2001:
   Revenues from unaffiliated customers .   $  873,000   $   26,000         --
   Revenues from affiliated customers ...      917,000         --           --
                                            ----------   ----------   ----------
   Total revenues .......................   $1,790,000   $   26,000         --
                                            ==========   ==========   ==========
LONG-LIVED ASSETS AS OF:
   December 31, 2001 ....................   $  793,000   $   53,000         --
                                            ==========   ==========   ==========


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

12.  SEGMENT INFORMATION

     With the discontinuation of The Auction Channel, the Company has one operating segment: digital animation. Brilliant Digital Entertainment, in the United States, together with its subsidiary Australia, is a production and development studio that uses its proprietary software tool set to create digital entertainment for distribution over the Internet, on CD-ROM and DVD, as television programming and for home video. Brilliant Digital Entertainment also offers for sale its proprietary authoring tools, b3d Studio and b3d Studio Pro. The Altnet business is not yet operational.


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

     The Company has two fixed asset financing notes (Note 6) with future minimum payments as of December 31, 2001 under these leases are as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


                    YEAR                                  AMOUNT
              -----------------                       -------------

                    2002                                    54,000
                    2003                                    31,000
                                                      -------------
                                                           $85,000
                                                      =============



     The Company leases its facilities under an operating lease agreement expiring in 2003. Future minimum payments as of December 31, 2001 under the lease are as follows:

                    YEAR                                 AMOUNT
              -----------------                       -------------

                    2002                                    83,000
                    2003                                     7,000
                                                      -------------
                                                            $90,000
                                                      =============

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

          See attached Exhibit Index.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRILLIANT DIGITAL ENTERTAINMENT, INC.

                           By:       /S/ ROBERT CHMIEL
                                    -----------------------------------
                                    Robert Chmiel
                           Its: Chief Financial Officer (Principal Financial and Accounting Officer) and
                                    Chief Operating Officer

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----

            *                   Chairman of the Board          February 28, 2003
--------------------------      of Directors
        Mark Dyne

            *                   Chief Executive Officer,       February 28, 2003
--------------------------      President and Director
     Kevin Bermeister

   /S/ ROB CHMIEL               Chief Financial Officer        February 28, 2003
--------------------------      (Principal Financial and
        Rob Chmiel               Accounting Officer) and
                                Chief Operating Officer

            *                   Director                       February 28, 2003
--------------------------
       Mark Miller

            *                   Director                       February 28, 2003
--------------------------
     Russell Simmons

            *                   Director                       February 28, 2003
--------------------------
        Ray Musci

            *                   Director                       February 28, 2003
--------------------------
      Garth Saloner

            *                   Director                       February 28, 2003
--------------------------
     Jeff Scheinrock

            *                   Director                       February 28, 2003
--------------------------
         Abe Sher

* By:  /S/ ROB CHMIEL
       -------------------
       Rob Chmiel
       As Attorney-In-Fact

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin Bermeister, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    February 28, 2003

                                           /S/ KEVIN BERMEISTER
                                           -----------------------
                                           Kevin Bermeister
                                           Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Chmiel, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    February 28, 2003

                                           /S/ ROBERT CHMIEL
                                           -----------------------
                                           Robert Chmiel
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------   ----------------------------------------------------------------------
 3.1      Amended and Restated Certificate of Incorporation of Registrant.*

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

10.4      [Intentionally Omitted]

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

10.8      [Intentionally Omitted]

10.9      [Intentionally Omitted]

10.10     [Intentionally Omitted]

10.11     [Intentionally Omitted]

10.12     [Intentionally Omitted]

10.13     [Intentionally Omitted]

10.14     [Intentionally Omitted]

10.15     [Intentionally Omitted]

10.16     [Intentionally Omitted]

10.17     [Intentionally Omitted]

10.18     [Intentionally Omitted]

10.19     [Intentionally Omitted]

10.20     [Intentionally Omitted]

10.21     [Intentionally Omitted]

10.22     [Intentionally Omitted]

10.23     [Intentionally Omitted]

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

10.27     [Intentionally Omitted]

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

10.31 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay I, LLC. Incorporated by reference to
          Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

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

10.34 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged ad consent to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

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

10.40 Technology Bundle License Agreement, dated as of October 2, 2001, by and between Registrant and Consumer Empowerment B.V., a company organized under the laws of The Netherlands. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.]*

10.41 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Harris Toibb.*

10.42 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Capel Capital Ltd.*

10.43 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Harris Toibb.*

10.44 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Capel Capital Ltd.*

10.45 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Harris Toibb.*

10.46 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Capel Capital Ltd.*

10.47 Amendment Number Two to Note and Warrant Purchase Agreements, dated December 19, 2001, by and between Registrant and Harris Toibb.*

10.48 Amendment Number One to Secured Convertible Promissory Notes, dated December 19, 2001, in favor of Harris Toibb.*

10.49 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Harris Toibb.*

10.50 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Europlay 1, LLC.*

10.51 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Preston Ford, Inc.*

10.52 Amendment Number One to Security and Pledge Agreement, dated as of December 19, 2001, by and between Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.*

10.53 Security and Pledge Agreement, dated as of December 19, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.*

10.54 Investor Rights Agreement, by and between Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital Ltd.*

10.55 Guaranty, dated December 19, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent.*

10.56 Acknowledgement, Consent and Reaffirmation, dated December 19, 2001, by Brilliant Studios, Inc. and B3D, Inc.*

21.1      List of Subsidiaries.*

23.1      Consent of BDO Seidman, LLP

24.1      Power of Attorney.*

99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  *       Previously reported on Form 10-KSB.