Form 10QSB/A
period 2002-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-02-28
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT No. 1
                                  FORM 10-QSB/A

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

                                Yes [X]      No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 32,014,978 shares issued and outstanding as of February 25, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]


================================================================================

                                 AMENDMENT NO. 1
                 TO THE QUARTERLY REPORT ON FORM 10-QSB FILED BY
              BRILLIANT DIGITAL ENTERTAINMENT, INC. ON MAY 15, 2002

     The following Items amend the Quarterly Report on Form 10-QSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on May 15, 2002 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

                                     PART I

                              FINANCIAL INFORMATION

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

     In February 2002, we formed Altnet, Inc. to operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we intend to create a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user (peer) to another (peer). Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, will prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. We intend to exploit Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

     We generate revenue from our Internet advertising business by licensing our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications, and we generate revenue from our software tools business by selling licenses to our b3d software tools. We intend to generate revenue from our Altnet business by contracting with content owners to distribute and sell their digital files to computer users. We will charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded,
(ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file.

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

     Our critical accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of our Form 10-KSB for the fiscal year ended December 31, 2001. We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and our use of the consolidation method when accounting for our subsidiaries. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS

     REVENUES. Production fees are paid to us by customers in exchange for our development of animated content, including banner ads, in accordance with customer specifications. The development agreements generally specify certain "milestones," such as the completion of a script, which must be achieved throughout the production process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. In the case of music videos, the production period is typically six to twelve weeks. The customer is invoiced for each stage of the production process after a milestone has been achieved. In the case of Brilliant Banner ads, the production period is typically two weeks, and our customary payment arrangements require 50% of our fee to be paid at commencement of the project and the remaining 50% to be paid upon completion. We recognize revenue from the production of Brilliant Banners upon delivery of the completed banner advertisement to the client.

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

     Advertising revenues, which are revenues earned from the placing of Internet advertising on third party web sites, are paid by the advertiser and recognized by us on a pro rata basis as the advertising commitment is fulfilled in accordance with the terms of the advertising campaign insertion order. Ad server licensing revenues, which are revenues earned from the license of our ad serving technology to third party web sites, are paid by the operator of the web site and recognized by us when we invoice the licensee, which usually occurs after the terms of the advertising campaign insertion order are fulfilled.

     We intend to derive revenue from our Altnet business by charging the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file. Revenues earned from fees charged for file downloads and licenses issued to end users, which are paid by the content owner, will be recognized as each download occurs or license issues. With respect to revenues earned from purchases of digital files pursuant to revenue share agreements with content owners, we will recognize only that portion of the purchase price to which we are entitled under our agreement at the time of payment by the end user.

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

     Revenues decreased 25% from $390,000 for the three months ended March 31, 2001 to $293,000 for the three months ended March 31, 2002. The primary source of revenue is our distribution and technology agreements with e-New Media which resulted in revenue of $229,000 in the three months ended March 31, 2001 and the three months ended March 31, 2002, and from advertising revenues. The decrease in revenues is due to a reduction in advertising revenue resulting from the non-recurrence of a one-time advertising sale for $70,000, which occurred during the three months ended March 31, 2001.

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

     Cash flows from operating, financing and investing activities for the three months ended March 31, 2002 and 2001 are summarized in the following table:

--------------------------------------------------------------------------------
ACTIVITY:                                               2002             2001
--------------------------------------------------------------------------------
Continuing Operations ..........................    $  (599,000)    $(1,749,000)

Discontinuing Operations .......................    $      --       $  (490,000)

Investing ......................................    $      --       $   (12,000)

Financing ......................................    $ 1,189,000     $   (14,000)
--------------------------------------------------------------------------------

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

     At March 31, 2002, we had rental commitments for our office facility of $69,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $36,000 and $35,000 payable over the next 2 years. Our contractual obligations are as follows:

--------------------------------------------------------------------------------
           Contractual                    Total         Less than          1-3
           Obligations                                    1 year          years
--------------------------------------------------------------------------------
Capital Leases .................         $71,000         $40,000         $31,000
Operating Lease ................         $69,000         $62,000         $ 7,000
--------------------------------------------------------------------------------

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

     Our operations generated negative cash flow during the three months ended March 31, 2001 and 2002, and we expect a significant use of cash during the upcoming 2002 fiscal year as we initiate the business opportunity for Altnet, Inc., as well as continue to develop our software tools and continue our marketing efforts for our tools and 3D rich media banners ads. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will be sufficient to fund our anticipated expenditures into the third quarter of 2002. Consequently, we will require additional equity or debt financing during 2002, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of our Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

     The following table illustrates our capitalization as of May 6, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

Security                               Shares of             Percentage of Fully
                                     Common Stock               Diluted Shares
----------------------------         ------------            -------------------

Outstanding Common Stock               24,731,142                  25.6%
Convertible Promissory Notes           33,024,575                  34.2%
Outstanding Warrants(1)                35,885,272                  37.2%
Outstanding Options                     2,944,000                  3.0%
                                     ------------            -------------------
  Fully Diluted Shares of
    Common Stock(2)                    96,584,989                 100.0%
----------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on May 6, 2002, which was $0.36.
(2) This number excludes 410,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that currently are not the subject of an outstanding stock option or other award.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     10.1 Contractor, Confidential Information and Non-Solicitation Agreement, dated as of February 28, 2002, between the Registrant and Abe Sher, an individual (previously reported on Form 10-QSB).

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

                                     BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date:  February 28, 2003               /s/ Robert Chmiel
                                     -------------------------------------------
                                     By:  Robert Chmiel
                                     Its: Chief Operating Officer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin Bermeister, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  February 28, 2003

                                            /s/ Kevin Bermeister
                                            -----------------------
                                            Kevin Bermeister
                                            Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Chmiel, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  February 28, 2003

                                            /s/ Robert Chmiel
                                            -----------------------
                                            Robert Chmiel
                                            Chief Financial Officer