Form 10QSB/A
period 2002-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-02-28
CIK 1022844

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

                                 AMENDMENT NO. 1
                 TO THE QUARTERLY REPORT ON FORM 10-QSB FILED BY
            BRILLIANT DIGITAL ENTERTAINMENT, INC. ON AUGUST 14, 2002

     The following Items amend the Quarterly Report on Form 10-QSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on August 14, 2002 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

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

     Commencing in the second quarter of 2002 we began to supply authorized files from our secure Altnet peer-to-peer system for display in, and download from, the search results section inside the KaZaA Media Desktop. The KaZaA Media Desktop, owned and operated by Sharman Networks, currently is the leading peer-to-peer file sharing system, with an average of approximately 3.5 million users at any given time sharing media files. We have entered into agreements with owners of proprietary media content, such as music, movie trailers, computer games, and software products, that permit us to display authorized files to end users in response to the end user's search request (we call this TopSearch). Pursuant to our agreement with Sharman Networks, we currently offer our customers (the owners of media files) the ability to display their media files to the millions of users of the KaZaA Media Desktop, and we facilitate the secure delivery of these files from the Altnet peer-to-peer system to users upon request in accordance with parameters, including price, set by the content owner, to the extent the content owner desires to offer its media files for sale. We intend to further exploit Altnet by partnering with other third party operators of web sites and Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network.

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

     We generate revenue from our Internet advertising business by licensing our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications, and we generate revenue from our software tools business by selling licenses to our b3d software tools. We will generate revenue from our Altnet business by contracting with content owners to distribute and sell their digital files to computer users. We will charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file.

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

     Commencing in fiscal 2002, we have shifted our emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business. This shift in emphasis has occurred primarily due to our limited financial resources which have been unable to support both businesses. With this shift, we anticipate that an increasing percentage of future revenues and a substantial majority of our operating costs will be derived from our Altnet business. We will generate revenue from our Altnet business by contracting with content owners to distribute and sell their digital files to computer users. We will need to rely on estimates for bad debt reserves in those instances where we charge a content owner a fee for each file downloaded or for each license issued to an end user.

     We have significant business relationships with Sharman Networks Limited, and piggyback on Sharman's distribution of the KaZaA Media Desktop to further several of our business needs. For instance, we bundle our Digital Projector and Altnet peer-to-peer networking software with downloads of the KaZaA Media Desktop. In addition, we distribute and sell digital files to users of the KaZaA Media Desktop, who search for, select and download these files using KaZaA's graphic user interface. We also generate revenue from the serving of Brilliant Banner ads on the KaZaA Media Desktop. Sharman Networks, the KaZaA Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, Metro-Goldwyn-Mayer Studios, Inc. et. al. v. Grokster, Ltd. et. al., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, Lieber et. al. v. Consumer Empowerment B.V. et. al. A disruption in the distribution of the KaZaA Media Desktop by Sharman, as a result of this litigation or otherwise, would necessarily adversely impact (1) the future distribution of our Digital Projector and Altnet software, which would impact the growth of Altnet users and persons enabled to view our b3d content, (2) revenues we derive from serving Brilliant Banners on the KaZaA Media Desktop, and (3) the growth in users of the KaZaA Media Desktop to whom Altnet can sell authorized digital files.

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

     The following table illustrates our capitalization as of August 2, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                        SHARES OF            PERCENTAGE OF FULLY
SECURITY                              COMMON STOCK             DILUTED SHARES
----------------------------          -------------          -------------------

Outstanding Common Stock                24,891,142                  33.5%
Convertible Promissory Notes            33,755,181                  45.4%
Outstanding Warrants(1)                 10,368,874                  13.9%
Outstanding Options                      5,324,000                   7.2%
                                      -------------          -------------------
  Fully Diluted Shares of
    Common Stock(2)                     74,339,197                 100.0%
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

                                     PART II

                                OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended by that certain Amendment to Amended and Restated Certificate of Incorporation of the Registrant.*
     10.1 Form of Warrant to Purchase Common Stock from March 7, 2002 and March 20, 2002 financings.*
     10.2 Form  of  Warrant  to  Purchase   Common  Stock  from  April  2,  2002
          financing.*
     10.3 Form  of  Warrant  to  Purchase  Common  Stock  from  April  23,  2002 financing.*
     10.4 Warrant to Purchase Common Stock, dated February 1, 2002, issued in favor of VoxPop, LLC.*
     10.5 Form of Warrant to Purchase Common Stock, dated April 5, 2002, issued in favor of The Rose Group.*
     10.6 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of Business Development Experts, Inc.*
     10.7 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of mPRm Public Relations.*
     10.8 Warrant to Purchase Common Stock, dated April 22, 2002, issued in favor of KaZaA, B.V.*
     99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *  Previously reported on Form 10-QSB.

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

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: February 28, 2003              /S/ ROBERT CHMIEL
                                   ---------------------------------------------
                                   By:    Robert Chmiel
                                   Its:   Chief Operating Officer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

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