Form 10QSB/A
period 2002-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-02-28
CIK 1022844

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

                                 AMENDMENT NO. 1
                 TO THE QUARTERLY REPORT ON FORM 10-QSB FILED BY
           BRILLIANT DIGITAL ENTERTAINMENT, INC. ON NOVEMBER 14, 2002

     The following Items amend the Quarterly Report on Form 10-QSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on November 14, 2002 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

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

     In February 2002, we formed Altnet, Inc. to operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we have created a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user (peer) to another (peer). Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, will prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

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

     We commercialize our advertising technology in two primary ways: (i) we license our rich media Brilliant Banner advertising server technologies to web sites to enable the selling and serving of our proprietary rich media advertising format, and (ii) we license our rich media content authoring tools - "b3d Studio" and "b3d Studio Pro" - to production studios and content developers interested in creating content for the Internet, primarily rich media Brilliant Banner content We launched our rich media 3D advertising banners - Brilliant Banners - into the market during the first quarter of 2001 to offer advertisers and web sites an alternative to the current Graphics Interchange Format, or GIF, banners that are prevalent on web sites today. We believe that our animated 3D banner advertisements perform better than GIF banners because they include animation and sound, which is more engaging to a viewer. We have introduced the Brilliant Banner to our syndication partners, other significant advertisers and websites, making the technologies available for them to commence selling and serving this rich media advertising format.

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

     We have significant business relationships with Sharman Networks Limited, and piggyback on Sharman's distribution of the KaZaA Media Desktop to further several of our business needs. For instance, we bundle our Digital Projector and Altnet peer-to-peer networking software with downloads of the KaZaA Media Desktop. In addition, commencing in the fourth quarter of 2002, we intend to distribute and sell digital files to users of the KaZaA Media Desktop, who search for, select and download these files using KaZaA's graphic user interface. We also generate revenue from the serving of Brilliant Banner ads on the KaZaA Media Desktop. Sharman Networks, the KaZaA Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, Metro-Goldwyn-Mayer Studios, Inc. et. al. v. Grokster, Ltd. et. al., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KaZaA Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, Lieber et. al. v. Consumer Empowerment B.V. et. al. A disruption in the distribution of the KaZaA Media Desktop by Sharman, as a result of this litigation or otherwise, would necessarily adversely impact (1) the future distribution of our Digital Projector and Altnet software, which would impact the growth of Altnet users and persons enabled to view our b3d content, (2) revenues we derive from serving Brilliant Banners on the KaZaA Media Desktop, and (3) the growth in users of the KaZaA Media Desktop to whom Altnet can sell authorized digital files.

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

     Cash flows from operating, financing and investing activities for the nine months ended September 30, 2002 and 2001 are summarized in the following table:

--------------------------------------------------------------------------------
ACTIVITY:                                            2002               2001
--------------------------------------------------------------------------------

Continuing Operations ..................        $(2,037,000)        $(4,498,000)
Discontinuing Operations ...............        $      --           $  (301,000)
Investing ..............................        $    (7,000)        $    (1,000)
Financing ..............................        $ 2,620,000         $ 2,284,000
--------------------------------------------------------------------------------

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

     At September 30, 2002, we had rental commitments for our office facility of $28,000 and one promissory note for the financing of office furniture and computer equipment in the amount of $33,000 over the next 2 years. Our contractual obligations are as follows:

     CONTRACTUAL                                     LESS THAN            1-3
     OBLIGATIONS                     TOTAL            1 YEAR             YEARS
     -----------                     -----            ------             -----

     Capital Lease                 $33,000           $11,000           $22,000
     Operating Lease               $28,000           $21,000           $ 7,000


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

     The following table illustrates our capitalization as of October 30, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                         SHARES OF           PERCENTAGE OF FULLY
SECURITY                               COMMON STOCK             DILUTED SHARES
-----------------------------          ------------          -------------------

Outstanding Common Stock                32,014,978                  26.5%
Convertible Promissory Notes,
  with accrued interest                 34,494,092                  28.6%
Outstanding Warrants(1)                 47,708,184                  39.5%
Outstanding Options                      6,459,000                   5.4%
                                       ------------           ------------------
  Fully Diluted Shares of
    Common Stock(2)                    120,676,254                 100.0%
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

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     10.1 Common Stock and Warrant Purchase Agreement dated August 26, 2002, by and among Registrant and Harris Toibb, Markev Services, LLC, Ronald Lachman, David Wilson, Bob Haya and Scott Hergott.*
     10.2 Form of Warrant to Purchase Common Stock from August 26, 2002 financing.*
     10.3 Warrant to Purchase Common Stock, dated August 28, 2002, issued in favor of SRO Consulting, Inc.*
     10.4 Letter Agreement, dated August 19, 2002, between Registrant and Europlay Capital Advisors, LLC.*
     10.5 Letter Agreement, dated October 2, 2002, among Registrant and the holders of Registrant's Secured Convertible Promissory Notes.*
     10.6 Form of Amendment Number One to Secured Convertible Promissory Note dated as of December 19, 2001.*
     10.7 Form of Amendment Number Two to Secured Convertible Promissory Note dated as of May 23, 2001.*
     10.8 Form of Warrant issued in connection with extension of maturity date of Secured Convertible Promissory Notes.*
     10.9 Contractor, Confidential Information and Non-Solicitation Agreement, dated as of February 2002, between Registrant and Abe Sher.*
     99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *   Previously reported on Form 10-QSB.

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: February 28, 2003               /S/ ROBERT CHMIEL
                                    --------------------------------------------
                                    By:   Robert Chmiel
                                    Its:  Chief Operating Officer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

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