Form 10KSB
period 2002-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-04-15
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                              Yes [X]      No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $ 1,885,000.

         At March 19, 2003, the aggregate market value of the voting stock held by non-affiliates of the issuer was $ 3,099,754.

         At March 19, 2003, the issuer had 32,114,978 shares of Common Stock, $0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):Yes [_] No[X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement with respect to its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

         Brilliant Digital Entertainment, Inc. is a company which operates two distinct lines of business: (1) through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network, utilizing existing technology which allows Altnet to securely and efficiently distribute digital files to end users, and (2) through our b3d, Inc. subsidiary, we are a developer and server of rich media advertising campaigns ("rich media" being defined as use of audio and animation), and a developer of software authoring tools used in the creation of "three dimensional", or "3D", animated content, for use on the World Wide Web.

         Through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we have created technologies for a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user (peer) to another
(peer). Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or
DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from other Altnet users. We also operate a payment processing "gateway" that enables computer users to purchase content using their credit cards and, in the future, their telephone and pre-paid phone cards.

         We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

         We generate revenue from our Altnet peer-to-peer business by contracting with content owners to distribute and sell their digital files to computer users. We charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file after it has been downloaded to the users computer.

         During the fourth quarter of 2002, we generated our first revenues from the distribution and sale of digital files pursuant to our distribution and revenue sharing agreement with Sharman Networks Limited. Sharman distributes the Kazaa Media Desktop file sharing software application (or KMD), which is a public, or "open" distributed peer-to-peer search engine that allows KMD users to locate and share digital files with other KMD users. Our agreement with Sharman allows Altnet to distribute and sell digital files to KMD users. We pay Sharman a percentage of revenue generated from the distribution and sale of Altnet files to KMD users.

         In November 2002, we entered into an agreement with NewGenPay, Inc. to process credit card payments for purchases of Altnet files using our micro-payment processing system. Each credit card payment is processed by NewGenPay's subsidiary, AllCharge, Inc., using its proprietary technology.

         During the second half of 2002, we began performing business development services in the United States for Sharman Networks Limited. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the KMD application, with a particular focus on partners that will benefit from the use of our Altnet peer-to-peer distributed network. These transactions include the placement by third parties of banner advertisements on the KMD, software bundle transactions whereby a third party's software product is bundled with downloads of the KMD, and other partnering transactions. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts.

         In October 2002, we licensed from Kinetech, Inc. rights to its TrueNames patent (U.S. patent #5,978,791) and all related intellectual property. We have a non-exclusive, sublicensable right to the Patent for the purpose of developing, marketing, renting and selling products and services which, without the license, would infringe or contribute to the infringement of the Patent. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. A unique identifier, or "file hash," is assigned to data of each file, using an algorithm in a patented process. Networking applications, most notably peer-to-peer networks, use the file hash to identify files correctly, eliminating unnecessary redundancies and allowing the networks to operate more efficiently. TrueNames can also be used to periodically synchronize information on distributed systems. As consideration for the license, we issued to Kinetech a warrant to purchase up to 5 million shares of our common stock at a nominal price of par value ($0.001 per share).

         Through our b3d, Inc. subsidiary, we are a developer and server of "rich media" (which includes audio and animation) Internet banner advertisements, and a developer of software authoring tools used to create three dimensional (or 3D) animated content for use on the World Wide Web. We generate revenue from our Internet advertising business by licensing our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications, and we generate revenue from our software tools business by selling licenses to our b3d software tools. During fiscal 2002, we shifted our emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and has come about primarily due to our limited financial resources, which have been unable to support both businesses. Until we have sufficient resources to support both businesses, we have indefinitely suspended substantially all of our Internet advertising and b3d toolset operations and intend to focus substantially all of our limited financial resources and efforts to grow the Altnet business.

         In November 2001, we ceased all internal production and syndication of our 3D animated content, which previously had been a substantial part of our business. This content included the episodic animations, called MultipathTM Movies, based on such well-known characters as SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA. During the first quarter of 2002, we discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company which employed a team of animators and programmers dedicated to animation production. We discontinued operations at Digital Hip Hop based on the limited prospects of additional web video production work. We discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the closing of Digital Hip Hop. The cessation of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded did not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

         We are a Delaware corporation that was incorporated in July 1996. We were formed through the combination of two businesses: Brilliant Interactive Ideas, Pty. Ltd., an Australian entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 120, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com and www.b3d.com, does not constitute part of this report.

                            OUR PEER-TO-PEER BUSINESS

         During the third quarter of 2001, we began marketing and distributing our Digital Projector, the software application necessary to view our b3d-produced animated content, through two large peer-to-peer networks, Consumer Empowerment B.V., whose assets were later acquired by Sharman Networks Limited in February 2002, which distributes the Kazaa applications, and StreamCast Networks, which distributes the Morpheus applications. Both of these applications form public, or "open" connections that allow users to share digital files with other users of the same applications. Through our business relationships with Consumer Empowerment, Sharman and StreamCast, we perceived a business opportunity to create a private, or "closed" peer-to-peer network which would allow us to centrally control the distribution of digital files, which has been authorized by files' owners, directly from one computer user to another.

         In February 2002, we formed Altnet, Inc. to operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, we have created technologies for a private peer-to-peer network to centrally control the authorized distribution of digital files over the network. Our ability to control which files are distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, will prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file distributed over our network once it resides on an end user's computer. During the fourth quarter of 2002, we began to commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from other Altnet users. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

CREATION OF THE ALTNET NETWORK

         Peer-to-peer computing is the sharing of computer resources and services by direct exchange between computer systems, and not through a central server. Peer-to-peer computing applications include the exchange of digital files and other information, processing cycles (the cycles by which data is processed in the central processing unit of a computer), cache storage (temporary storage of files in the central processing unit of a computer), and disk storage. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access the collective power of individual computers to benefit the entire enterprise. Millions of computers are logged onto the Internet at any given time, each with excess processing power, excess storage capacity and unused bandwidth. Through Altnet, we intend to create a private peer-to-peer network which allows us to centrally control and manage the distribution of a digital file, which has been authorized by its owner, directly from one computer user to another, thus taking advantage of the excess computer storage capacity and unused bandwidth of our network users.

         The peer-to-peer technology necessary to operate the Altnet network has been installed on tens of millions of computers worldwide, primarily through our technology bundle agreement with Sharman Networks, which distributes the very popular Kazaa Media Desktop (or KMD) file sharing application. Additional installations of our peer-to-peer technology are added with each new successive download of the KMD. We have been able to leverage our relationship with Sharman Networks to overcome a significant impediment to establishing a broadly distributed peer-to-peer network: the installation of the software necessary to connect peer computers to that network.

STRATEGY

         Our objective is to develop and deploy an Internet-based distribution platform for digital content, supporting payments, content licensing, and common carrier or "rent a system" distribution models. In order to become a distributor of content, we intend to syndicate our search engine and Download Manager, which are used to search for and download Altnet files, to multiple web sites and applications. Important components of our strategy include:

          o Expanding our content library to include a large representation of a broad range of content categories in multiple languages;

          o    Establishing   a  user  payment   interface  to  facilitate   the
               convenient purchase of digital content by our users;

          o Continuing to support all DRM systems to enable use of our network by a broad base of content owners and their technology partners; and

          o Leveraging our search agreement with Sharman Networks, which allows us to deliver Altnet files to millions of KMD users, to attract content owners to Altnet.

         Our   longer-term   goal  is  for  Altnet,   through   multiple  client
relationships, to be the next advancement in distributed premium search indexing, bandwidth, storage and computing. Currently, distributed storage and computing companies, such as Akamai, operate as content delivery network service providers, whereby their services improve the speed, quality, reliability and scalability of web sites by delivering the Web content and applications of their customers, through a distributed worldwide network of servers, to a server geographically closer to end users. Altnet intends to go the next step, by delivering the Web content and applications of our customers, through our private peer-to-peer network, directly to a peer computer that is significantly geographically closer to end users than are the servers operated by distributed storage and computing companies.

THE ALTNET SERVICE

         Two significant features of Altnet are its premium distributed search index product, called TopSearch, which contains listings of the content that is made available to Altnet users, and its ability to communicate with the KMD technology, an existing graphical user interface and peer-to-peer transport protocol application that is already installed on desktops worldwide. Tens of millions of search requests each day are being made using the KDM and FastTrack technology by users worldwide. These search requests can be accessed by Altnet, and pursuant to our agreement with Sharman Networks, relevant Altnet search results are displayed in the KMD to Kazaa users in response to their search requests. This allows KMD users to search for and download digital files that reside in user defined shared folders on both Kazaa and Altnet users' computers.

         TopSearch, accessed using KMD, operates in the following manner. Users who have the KMD application open and are connected to the Internet, type one or more key words in the search box in an effort to search for digital files. If the search query matches one or more available Altnet files included in the TopSearch listing, those match results are displayed to the user in the KMD. Altnet files, which are displayed in the Kazaa Media Desktop, are differentiated by a gold icon next to the file name, as opposed to the bluish green icon which denotes a file available from other KMD users. The user experience of downloading a file from the Altnet network is substantially the same as the procedure of downloading a file from a KMD user, with the following significant differences:

          o The Altnet files, denoted by the gold icon, are placed with Altnet and made available to users only with the express permission of the copyright owner or licensee pursuant to an agreement;

          o A user can usually download a file from Altnet faster than the user can download a file from another KMD user (enabling Altnet to offer improved service to KMD users), because the Altnet application is more efficient and files are automatically downloaded from a fallback server if the files cannot be found on or accessed timely from the Altnet peer-to-peer network; and

          o Pursuant to our agreement with Sharman, Altnet files that match a user's search query will always be displayed in the top three positions within the search results page of the Kazaa Media Desktop and in every fourth position mingled among other matching files available from other KMD users.

         We enter into agreements with owners and licensees of proprietary media content, such as music, movie clips, movie trailers, full-length movies, computer games, and software products. These agreements permit us to display their authorized files to end users in response to the end user's search request. Pursuant to our agreement with distribution partners, such as Sharman Networks, we offer our customers (the owners of media files) the ability to display their media files to users of the distribution partners' web sites and other Internet applications. We then facilitate the secure delivery of these files from the Altnet peer-to-peer system to these users upon request in accordance with the parameters set by the content owner, including, for instance, the price at which they want to sell their content if the content owner desires to offer its media files for sale. To protect the content owner's files against infringement, we "wrap" each file with DRM technology prior to making the file available to Altnet users. DRM technology controls how the end user can access and use the file once downloaded. We charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to "play" the file the first time (after a file has been downloaded), and/or (iii) a negotiated percentage of the sale price of such file, to the extent the file is paid for by the end user.

         Users pay for Altnet files using our payment "gateway," a micro-payment processing system which allows for the individual sale of digital content at any price point. Currently, we only accept credit card payments, which are processed by AllCharge, Inc., a subsidiary of NewGenPay, Inc., a third party payment processing company. After deducting its processing and other fees, AllCharge remits the adjusted revenue to us. From this amount, we pay any previously negotiated fees to the content owner and to the distribution partner whose web site or Internet application was used to search for and obtain the digital file. In the future, we intend to expand our payment gateway to offer users alternative payment methods, including charging for downloaded files directly to a user's telephone bill, pre-paid phone cards, pre-paid gift cards or private-label debit card.

         For downloaded files that do not require any payment from end users, the content owner pays us the negotiated distribution fee (either based on a price per download or DRM license issued) in accordance with our agreement.

DISTRIBUTION OF ALTNET'S SERVICES

         We have initially commercialized TopSearch through a distribution and revenue sharing agreement with Sharman Networks, which allows us to display our files to users of the Kazaa Media Desktop in response to the user's search query. Sharman is our most significant distribution partner. We are also marketing TopSearch to operators of web sites and other Internet applications. Using our Download Manager, an application that builds upon our proven installer technology, our distribution partners are able to interface with the Altnet peer-to-peer applications to make our catalogue of content available on their web sites and Internet applications, while taking advantage of the distributed bandwidth benefits afforded to content owners and web sites by Altnet's technology.

SALES AND MARKETING OF ALTNET'S SERVICES

         We have engaged outside business development professionals to market our Altnet service to owners and licensees of proprietary content. Our sales and marketing strategy is to market our services to domestic and international content owners to build a content library that includes a large representation of a broad range of content categories in multiple languages. We have had early success with using consultants, and will employ an internal sales staff when our financial resources permit.

COMPETITION FOR ALTNET'S SERVICES

         There are several peer-to-peer file sharing companies in existence, including Sharman Networks, iMesh, Grokster, Lime Wire, Streamcast Networks and Bear Share. The application software provided by these competitors is typically available for free and can usually be downloaded from www.download.com. Once an end user has downloaded one of these applications, they are then able to exchange files with other users. The files, which are exchanged among users of the applicable applications, are typically provided by the end users. Often these users are making available for exchange, files to which they do not own distribution rights. These public or "free" file sharing networks are very popular among computer users, as evidenced by Sharman Networks' statements that over 185 million copies of its Kazaa Media Desktop application have been downloaded by end users, and that at any given time during each day, over 4 million users are simultaneously using the Kazaa Media Desktop. We directly compete with these file sharing networks in the distribution and sale of digital files.

         Additionally, there are numerous companies that offer media files for sale from a central server. Two of the more popular sites that make music files available for sale are MusicNet and PressPlay. MusicNet is a joint venture among RealNetworks, AOL Time Warner, Bertelsmann AG, EMI Recorded Music and Zomba Records, and PressPlay is owned and operated by Sony Music and the Universal Music Group. Other companies selling music downloads include Liquid Audio, Listen.com and MP3.com. These businesses offer a combination of monthly subscriptions and payments per download. Aside from the music business, numerous sites are available on the Internet to users who wish to download movies. These include Movies.com and CinemaNow.com. Typically movie files are sold on an ala-carte basis at a pre-set price. Also, many of the large Internet portal sites such as Yahoo! and many of the large brick-and-mortar retail distributors of media now offer for sale music and movie files online. In addition, Centerspan Communications Corporation offers a content distribution system called C-StarOne, which securely distributes digital audio, video, and data files, and Kontiki, Inc. provides a secure, managed delivery system for enterprise media and document control. All of these entities, either directly or indirectly compete with Altnet, and all have financial and other resources significantly greater than what currently is available to Altnet.

ALTNET'S UNPROVEN BUSINESS MODEL AND FINANCIAL RISKS

         Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful. Additionally, our limited financial resources may not allow Altnet to compete effectively against companies with greater financial resources or greater access to capital necessary for growth. Our success will depend, in part, on the following:

          o    acceptance by content owners of our services;

          o    willingness of consumers to pay for content

          o acceptance by web sites and other distribution partner of our services;

          o the technical viability of the commercially available DRM software we employ to protect the proprietary content that will pass through the Altnet network and will reside on network computers;

          o    our underlying peer-to-peer technology;

          o our ability to raise the funding necessary to support the sales, marketing, research and development necessary to grow the Altnet business; and

          o    The   technical   viability   of   the   commercially   available
               micro-payment processing software we employ to process payment for the individual sale of content over the Altnet network.

BUSINESS DEVELOPMENT SERVICES FOR SHARMAN NETWORKS

         During the second half of 2002, we began performing on a non-exclusive basis business development services in the United States under an agreement with Sharman Networks Limited. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. These transactions include the placement by third parties of banner advertisements on the KMD, software bundle transactions whereby a third party's software product is bundled with downloads of the KMD, and other partnering transactions. In performing these services, we focus our efforts on partners that will benefit from the use of our peer-to-peer distributed network. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. Pursuant to this arrangement, we have assisted with the following transactions:

          o In September, 2002, we assisted with an agreement between Sharman and Overture Services, Inc. for the placement on the KMD of Overtures' World Wide Web search engine application that allows users of the KMD to search the World Wide Web; and

          o In February 2003, we assisted with an agreement between Sharman and MatchNet plc for the placement on the KMD of "dating service" application that allows users of the KMD to search MatchNet's online database of dating profiles and subscribe to MatchNet's online dating service from the KMD.

THE "TRUENAMES" PATENT

         In October 2002, we entered into a patent license agreement with Kinetech, Inc., the co-owner of U.S. Patent No. 5,978,791 and all related intellectual property, which we refer to as the "TrueNames Patent," for use in our peer-to-peer business. Under the agreement, we have a limited, non-exclusive, non-transferable, revocable, sublicensable right under and to the patent for the sole purpose of developing, marketing, renting and/or selling products and/or services which, without this license, would infringe or contribute to the infringement of any claim of the TrueNames patent right to sub-license use of the TrueNames technology. In consideration for the patent, we issued to Kinetech a warrant to purchase up to 5 million shares of our common stock at a nominal price of par value ($0.001 per share).

         The TrueNames Patent is a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. A unique identifier, or "file hash", is assigned to the file data using an algorithm in a patented process. Networking applications, most notable peer-to-peer networks, can use the file hash to identify files correctly, eliminating unnecessary redundancies and allowing the networks to operate more efficiently. TrueNames can also be used to periodically synchronize information on distributed systems.

         The term of the license is for the life of the patent and covers the territory of the United States, its territories, and its possessions, as well as any other country or geographic region for which a patent application has been filed by Kinetech or a patent has been issued to Kinetech that is, in all material respects, substantially similar to the patent. Also, Kinetech has agreed not to develop, market, lease and/or sell, and not offer or grant any license of the Patent to any third party for the purpose of developing, marketing, leasing and/or selling, products and/or services within the scope of the permitted use in the territory covered by the license that would, without a license of the patent, infringe the patent for as long as the rights under the patent remain enforceable, and to this extent, the license shall be deemed to be exclusive to us. Kinetech does reserve the right to use the patent in any manner, or grant licenses, assign, convey, transfer, sell or otherwise alienate the patent to any third party for use outside the field and scope as permitted in the license, whether or not such use by Kinetech or such third party is in direct competition with our.

         The "permitted use" of the license is identifying peer PC's with resident shareable copies of digital music, video, images, files and/or games and facilitating a user's previewing, purchase, performance or use of same, implemented as an Internet-wide public access peer-to-peer network, created through contributions of unrelated persons' residual background computing resources on widely distributed, substantially all non-ISP based, PCs. We use the patent in our peer-to-peer network.

         In addition to using the patented technology to operate our own peer-to-peer business, we intend to identify other parties that might be infringing the patent and, where we deem appropriate, seek to sublicense the patent for a fee.

                   OUR ADVERTISING AND SOFTWARE TOOLS BUSINESS

         During fiscal 2002, we shifted our emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and has come about primarily due to our limited financial resources, which have been unable to support both businesses. Until we have sufficient resources to support both businesses, we have indefinitely suspended substantially all of our Internet advertising and b3d toolset operations and intend to focus substantially all of our limited financial resources and efforts to grow the Altnet business. We intend to resume efforts once our cash flow improves.

         We license our rich media advertising server technologies to web sites to enable advertisers and web sites to display our rich media 3D advertising banners - Brilliant Banners - as an alternative to the current two dimensional, or 2D, GIF banners that are prevalent on web sites today. Tests conducted by us have shown that small advertising campaigns created and served in our advertising format have generally provided click through rates higher than the industry norm for static, 2D GIF banner ads. Specifically, we tested the same advertised product in two banner ads; one produced as a Brilliant Banner and the other as a 2D, GIF banner. The click-through percentages (the percentage of users who saw the ad and then clicked the banner), which we used to determine the effectiveness of the ads, were 3.3% for the Brilliant Banner ad and 0.2% for the 2D GIF ad, on a total of approximately 2 million banner ads served. We believe that, based on this test, our rich media animated, 3D banner ads perform better than GIF banners because they include motion animation and full audio, which is more engaging to a viewer. We introduced our advertising format to third party ad serving companies, making our technologies available for them to commence selling and serving this new rich media advertising format. In November 2001, we became a Rich Media Silver Vendor of DoubleClick, Inc.

         Our proprietary, copyright-protected, rich media authoring tools - B3D STUDIO and B3D STUDIO PRO - were developed to be the optimal software for creating digital animation that could be streamed easily and efficiently via the Internet. b3d Studio is designed to work as a plug-in with Discreet's (a division of Autodesk, Inc.) 3D STUDIO MAX and Alias|Wavefront's MAYA animation software. We have marketed our software tools to other content developers and studios interested in creating content for the Internet. We have also used our tools to create our MultipathTM Movies and animated music videos, with the intent that users would desire to view this engaging b3d content. We believed the demand by users for b3d-produced content would cause a demand for our tools from producers of such content, and thus make our tools the de facto standard for the production, distribution and viewing of 3D animation over the Internet. This strategy however has met with little success, and given our limited financial resources, our ability to continue this strategy has been diminished.

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

SALES, MARKETING AND DISTRIBUTION OF OUR TECHNOLOGY

         Our b3d products were made commercially available as a download from our web site in the third quarter of 2001. We have also marketed our content authoring tools to production companies, including those that participated in a beta test of the tools during 2000. Animation content generated using b3d Studio can be applied to the production of training, artistic rendering, educational, architectural, engineering, e-commerce, and other solutions that require animation. We believe that broad use of our tools in the creation of animated content will encourage greater use of the Digital Projector, and establish broader demand for our ad serving technologies.

         We have generally charged a fee to our clients for the production of Brilliant Banners, which we have outsourced to third party production firms at a cost that generally equals the fee we received from our client. Consequently, the production of Brilliant Banners is not profitable for us. We have also received sales commissions from the publishers of web sites on which we have placed Brilliant Banners advertisements. Our long-term strategy, however, is to derive revenue by licensing our ad-serving product, which is required to serve Brilliant Banners. Our ability to derive significant licensing revenue, however, depends in part on the market's acceptance of the Brilliant Banner as viable rich media advertising solution.

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

RECEIVED AND PENDING PATENTS

         We have received two United States patents and have two United States patents where we have received a notice of allowance with respect to our b3d tools suite, in the following subject areas:

         PATENTS RECEIVED:

          o SYSTEM & METHOD FOR OPTIMIZING 3D ANIMATION AND TEXTURES - Patent # 9,471,722.

          o DYNAMIC REPLACEMENT OF 3D OBJECTS IN A 3D OBJECT LIBRARY - Patent # 6,476,802.

         PATENTS PENDING:

          o SYSTEM AND METHOD FOR REAL TIME SCALABILITY OF 3D GRAPHICS BASED ON INTERNET BANDWIDTH AND CPU SPEED -- This patent application describes the method of creating and playing back animated content such that the content scales with available playback CPU power and available Internet bandwidth.

          o SYSTEM AND METHOD FOR CREATING 3D ANIMATED CONTENT FOR MULTIPLE PLAYBACK PLATFORMS FROM A SINGLE PRODUCTION PROCESS -- This patent application describes a method of storing multiple files within a single file for interactive streaming of 3D animation data.

         We have previously disclosed that we had a total of eight United States patents pending. If any of these remaining applications are accepted by the Patent office, we will determine at that time whether to pursue registration. Given our shift in emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business, these remaining applications may be of limited value.

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

         There are a number of companies that provide ad serving services, including many which are focused on establishing their format as the de facto standard for ad serving on the web, including DoubleClick, Inc., and Real Media (a unit of 24/7 Real Media).

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

                            RESEARCH AND DEVELOPMENT

         In fiscal years 2002 and 2001, we spent $444,000 and $139,000, respectively, on research and development. The costs increased primarily due to an increase in web development costs, research and development personnel and overhead costs associated with our research and development efforts for Altnet. During the first quarter of 2002, we commenced the liquidation of Brilliant Interactive Ideas, Pty. Ltd., and formed Brilliant Digital Entertainment Pty. Ltd. for the purposes of continuing our research and development efforts in Australia. The result was we decreased the headcount in Sydney to 7 employees.

         Presently, our research and development efforts are principally focused on the following tasks:

          o    Developing   technology   pursuant  to  our  initiatives  in  the
               peer-to-peer market, through Altnet.

          o Developing web services interfaces to media partners, payment processor partners and points redemption partners to allow Altnet's servers to communicate with our partner's servers to provide integrated billing, customer relations management, and reporting services;

          o Developing innovative new payment systems, allowing the widest possible audience to be able to purchase Altnet content online, even if they don't have credit cards;

          o Developing the Altnet Points Manager, which allows users to earn, view and redeem points for sharing Altnet files via the P2P network.

          o Working with major advertising, media and software companies to make Altnet a key player in the rapidly growing digital content delivery space.

          o Developing technology to improve delivery speed, and reduce delivery costs, of digital content over the Internet.

          o Developing a scalable content distribution and reporting platform with multi-partner, multi-user login capability;

         We may determine to alter the course and scope of our research and development efforts and to abandon any one or more of these projects. As is the case with most research and development efforts, there can be no assurance that our research will prove to be successful or result in commercially viable developments.

                                  OUR EMPLOYEES

         At December 31, 2002, we had 14 full-time employees, of which 7 were engaged in research and development, 1 in production, 4 in general administration and finance and 2 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of 7 independent consultants, 1 in software development, 3 in administrative and business development roles and 3 in sales and marketing pursuant to contractual relationships. Seven employees, including the Chief Executive Officer/President, and the Chief Operating Officer/Chief Financial Officer are based in Woodland Hills, California. Seven employees operate out of a facility located in Sydney, Australia.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our corporate offices are located in Woodland Hills, California, with annual lease payments of approximately $70,000. In February 2003, we renewed the lease with our existing landlord for an additional two years.

         Our research and development is conducted in Australia. In Australia, we entered into a two year lease in February 2003 with annual lease payments of approximately $31,000.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our Common Stock trades on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock
Exchange:

                                                          HIGH           LOW
                                                          ----           ---
     YEAR ENDED DECEMBER 31, 2002
          First Quarter .....................          $   0.28       $   0.11
          Second Quarter ....................              0.74           0.14
          Third Quarter .....................              0.31           0.14
          Fourth Quarter ....................              0.38           0.17

     YEAR ENDED DECEMBER 31, 2001
          First Quarter .....................          $   2.12       $   0.65
          Second Quarter ....................              1.00           0.55
          Third Quarter .....................              0.82           0.23
          Fourth Quarter ....................              0.60           0.15

         On March 19, 2003, the closing sales price of the Common Stock as reported on the American Stock Exchange was $0.16 per share. As of March 26, 2003, there were 95 holders of record of our Common Stock.

DIVIDENDS

         We have never paid any dividends on our Common Stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002.

                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS                RIGHTS                  COMPENSATION PLANS
                           -----------------------    -------------------------    ----------------------------
Equity compensation
plans approved by
security holders........          6,359,000                    $ 0.9448                     13,395,375

Equity compensation
plans not approved by
security holders........          5,909,286                    $ 0.0354                         --

Total...................         12,268,286                    $ 0.50576                    13,395,375

MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

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

         In July 2002, we issued to Kayoss warrants to purchase up to 10,000 shares of our common stock at an exercise price of $0.75 per share. The warrants have a term of 48 months.

         In August 2002, we issued to SRO Consultants, Inc. warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.17 per share. The warrants have a term of 48 months.

         In October 2002, we issued to Kinetech, Inc. warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share. The warrants have a term of 84 months.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT, INC. FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         Brilliant Digital Entertainment, Inc. is a company which operates two distinct lines of business: (1) through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network, utilizing existing, proven technology which allows Altnet to securely and efficiently distribute digital files to end users, and (2) through our b3d, Inc. subsidiary, we are a developer and server of rich media advertising campaigns ("rich media" being defined as use of audio and animation), and a developer of software authoring tools used in the creation of "three dimensional", or "3D", animated content, for use on the World Wide Web.

         Through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network. We own 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom we license a substantial portion of Altnet's peer-to-peer technology.

         Additionally, through our b3d, Inc. subsidiary, we are a developer and server of "rich media" (which includes audio and animation) Internet banner advertisements, and a developer of software authoring tools used to create three dimensional (or 3D) animated content for use on the World Wide Web.

         During fiscal 2002, we shifted our emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and has come about primarily due to our limited financial resources, which have been unable to support both businesses. Until we have sufficient resources to support both businesses, we have indefinitely suspended substantially all of our Internet advertising and b3d toolset operations and intend to focus substantially all of our limited financial resources and efforts to grow the Altnet business. We intend to resume efforts once cash flow improves.

         We generate, or intend to generate, revenue in five principal ways:

          o We contract with content owners to distribute and sell their digital files to computer users over our Altnet peer-to-peer network. We charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file.

          o We perform business development services in the United States for Sharman Networks Limited, the distributor of the Kazaa Media
               Desktop file sharing software application, pursuant to an arrangement which gives us a portion of the revenue received by Sharman as a result of our efforts;

          o We intend to sublicense to third parties our rights to the TrueNames patent (U.S. patent #5,978,791) which we license from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed.

          o We license our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications; and

          o We license our b3d software tools to creators of animated content.

         During the second half of 2002, we generated our first revenues, $82,000, from the distribution and sale of digital files over the Altnet network to users of the Kazaa Media Desktop file sharing software application (or KMD). Our agreement with Sharman Networks Limited, distributor of the KMD, allows us to distribute and sell digital files from the Altnet network to KMD users. A KMD user can download an Altnet file from the Altnet network in substantially the same manner as the user would download a digital file from other users of KMD applications. Pursuant to our agreement with Sharman, if a search query matches the description of one or more Altnet files, the matching Altnet files are currently displayed in the top four positions and every seventh file within the search results page of the KMD GUI. We pay Sharman a percentage of revenue generated from the distribution and sale of Altnet files to users of the KMD.

         During the second half of 2002, we began performing business development services in the United States under an agreement with Sharman Networks Limited. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. These transactions include the placement by third parties of banner advertisements on the KMD, software bundle transactions whereby a third party's software product is bundled with downloads of the KMD, and other partnering transactions. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. Pursuant to this arrangement, we have assisted with the following transactions:

          o In September, 2002, we assisted with an agreement between Sharman and Overture Services, Inc. for the placement on the KMD of Overtures' World Wide Web search engine application that allows users of the KMD to search the World Wide Web; and

          o In February 2003, we assisted with an agreement between Sharman and MatchNet plc for the placement on the KMD of "dating service" application that allows users of the KMD to search MatchNet's online database of dating profiles and subscribe to MatchNet's online dating service from the KMD.

         During fiscal 2002, we received $172,000 in revenue from Sharman for our business development services.

         In October 2002, we licensed from Kinetech, Inc. rights to its TrueNames patent (U.S. patent #5,978,791) and all related intellectual property. We have a non-exclusive, sublicensable right to the Patent for the purpose of developing, marketing, renting and selling products and services which, without the license, would infringe or contribute to the infringement of the Patent. As consideration for the license, we issued to Kinetech a warrant to purchase up to 5 million shares of our common stock at a nominal price of par value ($0.001 per share), for which we recorded $30,000 of warrant expense in the fourth quarter of 2002. In addition to using the patented technology to operate our own peer-to-peer business, we intend to identify other parties that might be infringing the patent and, where we deem appropriate, seek to sublicense the patent for a fee.

         In November 2001, we ceased all internal production and syndication of our 3D animated content, which previously had been a substantial part of our business. This content included the episodic animations, called MultipathTM Movies, based on such well-known characters as SUPERMAN, XENA: WARRIOR PRINCESS, KISS, and ACE VENTURA. Additionally, during the first quarter of 2002 we discontinued operations at Digital Hip Hop, the joint venture we formed to produce animated music videos for the World Wide Web, and discontinued operations at, and placed into liquidation, Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company. The elimination of our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our Altnet subsidiary.

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

         Under SEC Staff Accounting Bulletin No. 101, generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered,
(3)  the  seller's  price  to the  buyer  is  fixed  or  determinable,  and  (4)
collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At December 31, 2002, we had a reserve of $42,000 to cover two customers from whom collectibility is uncertain.

RESULTS OF OPERATIONS

         REVENUE RECOGNITION

         ADVERTISING REVENUE: We derive advertising revenue by serving our Brilliant Banner advertisements on web sites and other Internet applications on behalf of our advertiser clients. Our clients pay us a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). We recognize this revenue when the impressions are made or conversions delivered, and reflect this revenue in the Operating Statement as Development fees and other revenue.

         BUSINESS DEVELOPMENT SERVICES. We generate fee income for performing business development services for Sharman Networks Limited in accordance with our agreement. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. We recognize fee income from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are recognized on the date the payment is due as specified in the contract. Revenue share fees are recognized as earned. We reflect this revenue in the Operating Statement as Development fees and other revenue.

         ALTNET REVENUE: We derive revenue from our Altnet peer-to-peer business by processing digital media content (music, video games, software, movies) for placement on our peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. We reflect Altnet revenue in the Operating Statement as Development fees and other revenue.

         We charge our clients a processing fee to prepare content for distribution on our network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. These fees are due and we recognize the revenue upon signing of the contract.

         We charge our clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts we charge vary based on volume and the complexity of the campaign. Content promotions generally include a processing fee. These fees are due and we recognize the revenue upon signing of the contract.

         We charge our clients for content sales based on (a) a revenue sharing basis where we receive an agreed upon percentage of the sales price for each transaction, and (b) a combination of revenue share and a cost per specified number of downloaded files. Content sales campaigns generally include a processing fee. We recognize revenue from content sales when the end user pays for the content and, where relevant, the file is downloaded by the end user.

         DISTRIBUTION FEES: We have granted distribution rights to our Multipath Movie products and b3d Toolset to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products within certain territories.

         In accordance with SOP 97-2, revenue related to the non-refundable minimum fixed fee is recognized when the master file is delivered to the customer, the terms of the sale are considered fixed, and collectibility is probable. Additional revenue, based on a percentage of sales, is recognized upon notification by the distributor that a royalty has been earned by us. For distribution agreements, which cover a period of time in excess of one year and are exclusive for a geographic territory, we recognize revenue on a straight-line basis over the life of the agreement. In the case of our distribution agreement with e-New Media, e-New Media paid us a non-refundable advance for distribution rights to our Multipath Movies in specified territories. This advance is being recognized as revenue on a straight-line basis over the six-year term of the agreement. We reflect this revenue in the Operating Statement as Distribution and technology revenue from a related party.

         PRODUCTION FEES: We have received revenue for the development and creation of Music Videos for Digital Hip Hop and for 3D Brilliant Banner advertisements. We receive production fees in exchange for the development and creation of animated content including banner ads and animated music web videos, in accordance with customer specifications. The development agreements generally specify certain "milestones", such as completion of the script or incorporation of the music, which must be achieved throughout the production process. As these milestones are achieved, we recognize the portion of the development fee allocated to each milestone. In the case of music videos, the production period is 6 to 12 weeks and the customer signs off on the milestones as they are met, and the customer is invoiced for that stage of production. In the case of banner ads, the production period is much shorter, perhaps two weeks, so we usually require 50% payment up front and 50% upon completion. We recognize the revenue upon delivery of the file to the client. We reflect this revenue in the Operating Statement as Development fees and other revenue.

         DEVELOPMENT FEES: We have received revenue for the development of new animated content for viewing in short segments, or Webisodes, on the Internet. We are no longer developing Webisodes. We have entered into development contracts for series of Webisodes developed over a period of time under which we are entitled to fixed minimum guaranteed payments. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments are recognized as revenue when the master file is delivered for each Webisiode to the publisher for use on their web sites, the terms of the sale are considered fixed (upon signing of the contract), and collectibility is probable. We develop or create the Webisodes based on the publishers' scripted storyboards. The publishers have approval rights and review the Webisodes as they are developed. The publisher reviews the content, look and feel or style of the Webisode, script, music, voice-overs, and all other facets of the Webisode. We recognize revenue from these sales upon delivery of the master file. Additionally, we receive an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes, which we recognize when the publisher notifies us that a royalty has been earned. We reflect this revenue in the Operating Statement as Development fees and other revenue.

         SOFTWARE SALES: We receive or have received revenue from the sale or license of our software as follows:

                  b3d tools, our software products which enable a user to create 3D animation, are downloaded over the internet. We recognize revenue once the product is delivered and paid for by the end user. Upon payment, the end user receives a key to unlock the toolset, which the end user can use for an unlimited period. We reflect this revenue in the Operating Statement as Software sales.

                  Multipath Movies are 3D animated movies developed by us using of b3d tooset. We no longer produce copies of existing Multipath Movies or develop new Multipath Movies. All Multipath Movie development costs were capitalized and have since been expensed. The master file for each movie was delivered to our Woodland Hills office and CD-ROMs were duplicated, boxed in jewel cases and shipped to wholesalers. We recognized revenue upon delivery of the CD-ROMs to the wholesaler. The wholesalers delivered the product to retail stores for sale to end users. We provided a reserve for returns and bad debts. We reflected Multipath Movie revenues in the Operating Statement as Software sales.

                  We have entered into licensing agreements with web site publishers for the display of Webisodes and Multipath Movies on the publishers' web sites. We received an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes and Multipath Movies. Under some agreements, we received a fixed non-refundable minimum guaranteed payment. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments were recognized as revenue when the master file was delivered to the publisher, the terms of the sale were considered fixed (upon the signing of the contract), and collectibility was probable. We recognized revenues for advertising when the publisher notified us that a royalty had been earned. We reflect these revenues in the Operating Statement as Development fees and other revenue. We no longer license Multipath Movies to publishers, and only license Webisodes to publishers on a very limited basis.

                  We have entered into licensing agreements with distributors for conversion of our Multipath Movies to the DVD format and for distribution to retailers. We entered into contracts under which we received fixed, non-refundable minimum guaranteed payments. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments were recognized as revenue when the master file was delivered to the distributor, the terms of the sale were considered fixed (upon signing of the contract), and collectibility was probable. We reflect these revenues in the Operating Statement as Development fees and other revenue. We are o longer selling our Multipath Movies in the DVD format.

                  In the case of our software licensing agreement with e-New Media, e-New Media paid us a non-refundable advance for rights to our b3d toolset to produce its own Multipath Movies and to resell the toolset within specified territories. We are recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. We reflect this revenue in the Operating Statement as Distribution and technology revenue from a related party.

REVENUES.

         Revenues increased 34% from $1,410,000 for the year ended December 31, 2001 to $1,885,000 for the year ended December 31, 2002. Distribution and technology revenue from related party, which consists of revenue earned from the e-New media contract, was $917,000 for 2002 and 2001. Development fees and other revenues increased in 2002 to $968,000 from $484,000 in 2001, due to an increase in demand for our advertising and development services, resulting in an increase in revenues of $230,000 in 2002, the addition of $82,000 of revenue derived from Altnet sales, and the addition of $172,000 of revenues from our business development services for Sharman Networks. Software sales revenue decreased to zero in 2002 from $9,000 in 2001, as we ceased DVD and Multipath Movie sales in 2001.

                                                                          NET
                REVENUES                   2001            2002         CHANGE
                --------                   ----            ----         ------

     E-New Media Technology .....      $  917,000      $  917,000         --
     Sharman Business Development            --        $  172,000        12.2%
     Altnet Sales ...............            --        $   82,000         5.8%
     Advertising and Development       $  484,000      $  714,000        16.3%
     Software and DVD Sales .....      $    9,000            --          (0.6%)
                                       ----------      ----------        -----


     Total Revenue ..............      $1,410,000      $1,885,000        33.7%
                                       ==========      ==========        =====

         COST OF REVENUES. Cost of revenues consists primarily of royalties to third parties and the direct costs, including salaries and benefits, required to produce content for banner ads and for processing files for distribution over the Altnet network. Cost of revenues for Development fees and other costs increased from $105,000 for the year ended December 31, 2001 to $247,000 for the year ended December 31, 2002. This increase is due to the addition of Altnet to our Company, with costs of $159,000 for programmers working on web design and software development.

         SALES AND MARKETING. Sales and marketing expenses include primarily costs for salaries and benefits, advertising, promotions, Internet bandwidth distribution costs and travel. Sales and marketing expenses decreased $203,000 or 34% from $597,000 for the year ended December 31, 2001 to $394,000 for the year ended December 31, 2002. In 2001, we incurred $426,000 expense for warrants issued in connection with our agreement with Yahoo! This expense was fully amortized in 2001 and does not apply to 2002. Also, the decrease is partially attributable to the elimination of outside sales and marketing consultants who had been retained to market the b3d tools and the elimination of marketing efforts by our Australian subsidiary. Our sales and marketing efforts in 2002 were redirected to promote Altnet, where we incurred $224,000, primarily in consulting fees. Additionally, our Internet expenses increased in 2002 by $152,000 due to the bundling of our Digital Projector with the Kazaa Media Desktop and due to an increase in costs associated with Internet bandwidth for distribution of Altnet files.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include primarily salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased $370,000 or 10% from $3,626,000 for the year ended December 31, 2001 to $3,256,000 for the year ended December 31, 2002. The decrease is attributable to a reduction in personnel and personnel related costs such as insurance, employee benefits, rent/space, travel, and computer and office equipment. . The Brilliant Digital expenses were reduced by $1,290,000 principally due to the reduction in personnel and associated costs. The overall decrease was offset by the addition of Altnet, with costs of $939,000, consisting of personnel costs of $484,000, consultant expenses of $177,000, public relation expenses of $84,000, legal fees of $81,000, and other general and administrative costs of $113,000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of software products and web design and programming. Research and development costs also include costs associated with creating our software tools used in various programs, banner ads and 3D animated content. The costs increased from $139,000 for the year ended December 31, 2001 to $444,000 for the year ended December 31, 2002. The increase is due to the addition of Altnet with increased costs for web development

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense increased 27% from $101,000 for the year ended December 31, 2001 to $128,000 for the year ended December 31, 2002. The increase is attributable to additional amortized interest on capitalized fixed assets leases and the final payoff of the associated leases.

         OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense, gains and losses on foreign exchange transactions, and export development grants paid to our subsidiary, Brilliant Interactive Ideas Pty. Ltd., by the Australian Trade Commission for its participation in certain export activities. For the year 2002, we incurred $3,169,000 of debt discount expense and interest expense attached to the convertible promissory notes sold to investors in fiscal 2001, which were amended in fiscal 2002 to extend the maturity date of the notes. Additionally, there was interest expense of $431,000 pertaining to other notes. In all this was an increase of $3,155,000 over 2001. Other costs and benefits such as the export grant of $185,000, interest income of $291,000 occurred in 2001 only and did not affect 2002.

         NET LOSS ON DISCONTINUED OPERATIONS. Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company, employed a team of animators and programmers dedicated to animation production. We discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of the Company's production agreement with Warner Bros. Online and the closing of Digital Hip Hop. Following the closure, the Company retained individual consultants on a project by project basis in 2002 to design banner ads. Digital Hip Hop and Brilliant Interactive Ideas Pty. Ltd. were discontinued in fiscal 2002 and have been reported on the 2002 consolidated statement of operations and comprehensive loss as discontinued operations in accordance with FASB 144.

         For 2002, we incurred a net loss of $165,000 due to the closure of our subsidiary, Brilliant Interactive Ideas Pty. Ltd and the closure of our joint venture, Digital Hip Hop. For pro forma purposes we restated the 2001 income statement to reclass the two closing companies as discontinued operations. The loss of $3,349,000 is principally composed of research and development expenditures of $1.8 million and general and administrative expenditures of $1.1 million. In 2001 The Auction Channel was accounted for as a discontinued operation pursuant to Management's formal adoption on December 31, 2000 of a plan to dissolve the business unit. We realized a loss of $317,000 due to discontinued operations of The Auction Channel and a net gain of $624,000 on the disposal of the operation. For pro forma purpose $3,032,000 loss on discontinued operations is reflected in the 2001 financial statements to account for the closure of the two entities in 2002 as if they had been closed in 2001.

LIQUIDITY, CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         As of December 31, 2002, our cash and cash equivalents totaled approximately $236,000. This is an increase of $51,000 as compared to December 31, 2001. The resulting change in cash is the net effect of the infusion of cash from financing activities of $2,685,000 as described below, and a net loss, including non-cash activities and the closure of two operations.

         We primarily satisfied our cash needs by raising $2,285,000 through equity funding as described below and in the Notes to our Financial Statements. We also raised $400,000 in 2002 through the sale of Secured Convertible Promissory Notes tied to the December 2001 financing agreement. A detailed description of these notes is provided below. Also, see Notes 5 and 7 to the Financial Statements.

         Cash flows from operating, financing and investing activities for the years ended December 31, 2001 and 2002 are summarized in the following table (dollars in thousands):


               ACTIVITY:                           2001              2002
               ---------                           ----              ----

     Continuing Operations ............          $(2,048)          $(2,660)
     Discontinuing Operations .........          $(3,349)          $  (165)
     Investing ........................          $   (23)          $  --
     Financing ........................          $ 2,541           $ 2,600


         Net cash of $2,660,000 used in operating activities during the year ended December 31, 2002 was primarily attributable to a net loss from continuing operations of $6,184,000 and the net loss of $165,000 due to the closure of our subsidiary, Brilliant Interactive Ideas Pty. Ltd and the closure of our joint venture, Digital Hip Hop, which was partially offset by non-cash related debt discount and interest of $3,169,000. This is compared to a net use of cash in 2001 of $5,397,000 attributable primarily to a net loss of $2,048,000 from continuing operating costs and a loss from discontinued operations of $3,349,000.

         Net cash used to purchase computer equipment amounted to $23,000 in 2001. We placed a moratorium on the purchase of equipment in 2002, resulting in no purchases.

         We had two fixed asset financing notes (Note 6), which have been paid and canceled as of December 31, 2002.

         We lease our facilities under operating lease agreements expiring through 2003. We signed two new, two-year, facility lease agreements in February 2003. Future minimum annual payments for the Australian facility are $31,000 and $70,000 for the US office. As of February 2003 the commitment under these leases is as follows:

                 CONTRACTUAL            TOTAL         LESS THAN          1-3
                 OBLIGATIONS                            1 YEAR          YEARS

         Operating Leases              $202,000        $92,500        $109,500
                                       ---------------------------------------

         Total Cash Obligations        $202,000        $92,500        $109,500
                                       =======================================

CONVERTIBLE NOTES AND RELATED WARRANTS

         In May 2001, pursuant to Note and Warrant Purchase Agreements dated April 19, 2001, as amended, we sold to Harris Toibb, Europlay 1, LLC (an entity in which Mark Dyne, our Chairman, has an ownership interest) and Preston Ford Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of our Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). We sold these securities for an aggregate purchase price of $2,264,150. The Original Notes originally had a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, originally could be converted by the holder into shares of our Common Stock at a conversion price of $0.706 per share. The Original Notes are secured by all of our assets and the assets of our subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

         In December  2001,  pursuant to Note and  Warrant  Purchase  Agreements dated December 19, 2001, we entered into a financing transaction that was structured similar to the financing we conducted in May 2001 and involved one of the same investors. In the December 2001 financing transaction, we sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes" and, together with the Original Notes, the "Notes") in the aggregate principal amount of $750,000. The principal amount of the New Notes and, at the option of the holder, all accrued interest was convertible by the holder into shares of our Common Stock at a price equal to the lesser of (i) $0.20, or (ii) the volume weighted average price of a share of our Common Stock on the American Stock Exchange, or on any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. on November 10, 2002 (the "Conversion Price"). In connection with our sale of the New Notes, we issued to the holders thereof warrants (the "New Warrants" and, together with the Original Warrants, the "Debt Warrants") to purchase up to that number of shares of our Common Stock obtained by dividing 200% of the Principal Amount by the product obtained by multiplying
1.125 by the Conversion Price, exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes, which originally was on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, was convertible by the holder into shares of our Common Stock at the Conversion Price. As with the May 2001 financing, the New Notes are secured by all of our assets and the assets of our two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

         As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the December financing transaction. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of our Common Stock at the Conversion Price for the New Notes. In addition, these investors are able to exercise the Original Warrants for a number of shares determined by dividing
200% of the principal amount of the Original Notes by the product obtained by multiplying 1.125 by the Conversion Price, exercisable at a price per share equal to 1.125 times the Conversion Price.

         At November 10, 2002, the Conversion Price for the Notes was fixed at $0.1203 per share, which was the lowest volume weighted average price of a share of our Common Stock on the American Stock Exchange over any five (5) consecutive trading days commencing on December 14, 2001 and ending on November 10, 2002. Assuming that all of the principal amount and accrued interest on the Notes is converted into common stock on December 31, 2003, the maturity date of the Notes, the Note holders would acquire 31,141,103 shares of our common stock.

         At November 10, 2002, the exercise price of the Debt Warrants was fixed at $0.1353 per share, which is equal to 1.125 times the Conversion Price for the Notes at November 10, 2002 ($0.1203 per share). The Debt Warrants may be exercised to purchase up to 44,542,718 shares of our common stock at the exercise price. The number of shares that may be acquired upon exercise of the warrants was determined by dividing $6,028,300 (200 percent of the aggregate principal amount of the Notes) by the exercise price.

         In October 2002, the holders of the Notes agreed to extend the maturity date of the Notes from November 10, 2002 to December 31, 2003. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share.

2002 PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR FINANCING

         In March 2002, we sold an aggregate of 6,051,437 shares of our common stock to Harris Toibb, Markev Services LLC and David Wilson in a private placement at a price per share of $0.1322, for aggregate proceeds to us of $800,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 10,758,110 shares of common stock at an exercise price of $0.148725 per share. The warrants expire on May 23, 2004. Mark Dyne, our Chairman, and Kevin Bermeister, a director and our Chief Executive Officer and President, are owners of Markev Services.

         In April and May 2002, we sold an aggregate of 2,276,045 shares of our common stock to Michael Toibb, Scott Hergott, Ronald Gilefsky, Samuel McCracken III, Preston Millsboro Automart, Inc., Crestview Capital Fund, LP, Crestview Capital Fund II, LP, Crestview Capital Offshore Fund, Inc., Julie Schuermann and Roger Suyama in private placements for net proceeds to us of $428,000. The prices per share ranged from $0.1731 to $0.25, and were based on the market price of our common stock at the time the investor committed to purchase the shares. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 4,145,921 shares of common stock at exercise prices ranging from $0.19474 to $0.28125 per share. The warrants expire on May 23, 2004.

         In September 2002, we sold an aggregate of 7,123,836 shares of our common stock to Harris Toibb, Markev Services, LLC, Ronald Lachman, Scott Hergot, David Wilson and Bob Haya, in a private placement at a price per share of $0.1502, for net proceeds to us of $1,057,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 12,664,597 shares of common stock at an exercise price of $0.168975 per share. The warrants expire on September 3, 2005.

         Our operations generated negative cash flow during the years ended December 31, 2001 and 2002, and we expect a significant use of cash during the upcoming 2003 fiscal year as we initiate the business opportunity for Altnet, Inc. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, to fund our anticipated expenditures into the second quarter of 2003. As such, we will require additional equity or debt financing during 2003, the amount and timing depending in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Internal Revenue Code. Please see "Cautionary Statements and Risk Factors - IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DELAY IMPLEMENTATION OF OUR BUSINESS PLAN: AND REDUCE OVERHEAD SIGNIFICANTLY."

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of our Independent Certified Public Accountants for the December 31, 2002 financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

         We are seeking additional funding and believe that, if we are successful in raising additional capital, this may result in improved operating results. There can be no assurance, however, that with any additional financing, higher cash flows will be generated by operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for tranactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

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

         In December 2002, the FASB issued SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. . We estimate that the adoption of SFAS 148 will not be material to our financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect our financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This interpretation also applies, beginning July 1, 2003 for us, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

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

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2002, our cash balance was approximately $236,000 and our outstanding accounts payable and accrued expenses totaled $1,234,000, not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2002 we had an accumulated deficit of $61.3 million. We incurred comprehensive losses of $6.3 and $6.3 million for the fiscal year ended December 31, 2002 and 2001, respectively. Additionally, as of the date of this 10-K report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. In fiscal 2002, we significantly reduced the development and marketing of our proprietary software authoring tools, and our services for serving "rich media" Internet banner advertisements (banner advertisements that use audio and animation). Additionally, we have ceased all internal production of three-dimensional animated content. While our past activities in these areas will continue to generate some future revenue, our business model assumes that our growth and a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which only became operational in the fourth quarter of 2002. This business model is not yet proven and we cannot make assurances that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

         OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION.

         During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which now mature on December 31, 2003, and accrued interest may be converted by the holders at any time into shares of our common stock at a price of $0.1203 per share. The warrants attached to the promissory notes have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 69,768,745 shares of our Common Stock at an exercise price of $0.1353375 per share on 44,542,718 shares, and at an exercise price of $0.2091 on 25,226,028 shares. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders.

         The conversion price of the promissory notes and the exercise price of warrants to purchase up to 44,542,718 shares of Common Stock are subject to reduction if we issue additional securities at a price below the then applicable conversion price or exercise price, with exceptions for certain types of securities issuances. If we issue securities at a price below the conversion price or exercise price, then the conversion price or exercise price will be adjusted downward to equal the price at which we sold the additional securities. As a consequence, if we trigger the adjustment provision for the promissory notes, the holders of the promissory notes could convert them at a lower price, which would increase the number of shares of Common Stock they would receive. Similarly, if we trigger the adjustment provision for the warrants, the holders of the warrants could exercise the warrants to purchase a greater number of shares for the same aggregate purchase price.

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of the warrants, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes (December 31, 2003), and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.16 on March 19, 2003, and on assumed closing share prices of $0.12, $0.08 and $0.04, which prices represent a 25%, 50% and 75% decline, respectively, in our March 19, 2003 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash, and that the holders would pay us the aggregate exercise price $6,028,300. The percentages are also based on 32,114,978 shares of our common stock outstanding on March 19, 2003.

Percentage Decline in                                           Percentage of
   March 19, 2003             Assumed          Shares of         Outstanding
    Closing Price          Closing Price      Common Stock       Common Stock
---------------------      -------------      ------------      -------------
         --                   $ 0.16*          75,683,821           70.2%
         25%                  $ 0.12           81,454,790           71.7%
         50%                  $ 0.08          122,182,184           79.2%
         75%                  $ 0.04          244,364,369           88.4%
----------
* Based on the terms of the notes and warrants, if we sold securities at this share closing price the conversion price of the notes and exercise price of the warrants would be $0.1203 and $0.1353375 per share, respectively.

         Additionally, during the 2002, we raised an additional $2,685,000 through the sale of 15,451,318 shares of common stock at an average price per share of $0.15, and in connection therewith issued warrants to purchase up to an additional 27,568,627 shares of common stock at exercise prices ranging from $0.148725 to $0.28125 per share. We anticipate that during 2003, we will need to raise additional capital, as our current operations do not generate positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

         The following table illustrates our capitalization as of March 19, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                            SHARES OF        PERCENTAGE OF FULLY
SECURITY                                  COMMON STOCK         DILUTED SHARES
----------------------------------     ------------------    -------------------

Outstanding Common Stock                    32,114,978              36.9%
Convertible Promissory Notes, with
   accrued interest                         29,143,641              33.5%
Outstanding Warrants (1)                    12,557,821              14.4%
Outstanding Options                         13,308,000              15.2%
                                       ------------------    -------------------
  Fully Diluted Shares of Common
     Stock (2)                              87,124,440             100.0%
----------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on March 19, 2003, which was $0.16.
(2) This number excludes (i) 6,446,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at March 17, 2003, and (ii) 90,853,837 shares underlying warrants that have exercise prices ranging from $.1656 to $0.75 per share, and thus not "in-the-money."

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

         WE DO NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE AMERICAN STOCK EXCHANGE, AND OUR STOCK COULD BE DELISTED AT ANY time. Our common stock currently is quoted on the American Stock Exchange. For continued inclusion on the American Stock Exchange, we must meet certain tests, including maintaining a sales price for our common stock above $1.00 per share, and net tangible assets of at least $6 million. We currently are not in compliance with both the bid price and net tangible assets requirements. Specifically, we are not in compliance with the following listing requirements as set forth in the AMEX Company Guide:

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


         We were afforded the opportunity to submit a plan of compliance to the exchange, which we did on April 30, 2002. On June 19, 2002, the exchange notified us that it accepted our plan of compliance and granted us an informal extension, the length of which is at the discretion of the exchange, to regain compliance with the continued listing standards. We are subject to periodic reviews by the exchange staff during the extension period.

         We could be delisted from the American Stock Exchange at any time, with little or no advance notice. If this occurs, trading of our common stock may be conducted on (i) the NASDAQ SmallCap Market, if we qualify for listing at that time, which we currently do not, (ii) in the over-the-counter market on the "pink sheets", or (iii) if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. If we are delisted, our stock could also become a "penny stock." The trading price per share of our common stock likely would be reduced as a result.

         TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The software market and the PC industry are subject to rapid technological developments. To develop products that consumers desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make improvements to our technology while remaining competitive in terms of performance and price. This will require us to make investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate. Until we become profitable, we will need to fund these research and development efforts from proceeds we receive from equity or debt financings. We do not have sufficient resources to fund long term research and development, which is presently on hold.

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

RISKS RELATED TO OUR BUSINESS

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

         ALTNET'S MICRO-PAYMENT PROCESSING SYSTEM IS RELIANT UPON THE TECHNOLOGY AND SYSTEMS OF THIRD PARTY VENDORS THAT PROVIDE THEIR SERVICES TO ALTNET. We use the technology and services of third parties to process payment for the individual sale of digital content over our Altnet peer-to-peer system. NewGenPay Inc. currently provides payment processing technology and services to us. The ability to process payment for individual sales at price points well below $1.00 (better known as micro payments) is integral to our ability to commercialize the secure distribution to and sale of our customers' digital content to millions of users. Our ability to commercialize Altnet could be materially adversely affected if we do not maintain our relationships with the vendors that provide these services on our behalf. Additionally, a disruption in these vendors' services, problems with their technology, or any other matters that interfere with their provision of services to us could disrupt our ability to collect fees for the digital content we distribute, which would have a materially adverse affect on our operations and our relationship with our customers.

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN NETWORKS COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman Networks for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the Kazaa Media Desktop in response to end user search requests. Additionally, through our business development arrangement with Sharman Networks, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman Networks, which is generated as a result of our efforts. If we do not maintain our strategic relationship with Sharman Networks, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' Kazaa Media Desktop. We rely on computer users' demand for the Kazaa Media Desktop to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman Networks, Altnet distributes and sell digital files to users of the Kazaa Media Desktop. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the Kazaa Media Desktop, and (3) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the three months and fiscal year ended December 31, 2002, we generated approximately 61.6% and 47.5% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop to computer users. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER, LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we unable to determine at this time whether Sharman Networks will prevail.

         OUR BUSINESS MODEL CONTEMPLATES RECEIVING A PORTION OF OUR FUTURE REVENUES FROM RICH MEDIA INTERNET ADVERTISEMENTS DEVELOPED AND SERVED USING OUR SOFTWARE TOOLS, AND FROM INTERNET ADVERTISING SERVICES. INTERNET ADVERTISING IS DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND THE ECONOMY IN GENERAL AND RECENTLY HAS EXPERIENCED A SIGNIFICANT DECLINE. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS OR A PROLONGED DOWNTURN IN THE ECONOMY COULD CAUSE US TO FAIL TO ACHIEVE OUR REVENUE PROJECTIONS. While we significantly reduced the development and marketing of our Internet advertising business in fiscal 2002 in favor of our Altnet peer-to-peer business, we intend to pursue some revenue from this business during fiscal 2003. We are focusing a portion of our resources on generating revenues from the sale of our b3d tools for the creation of rich media Internet advertisements and from the sale of technologies and services to web publishers, third party advertising representation firms, advertisers and agencies. In recent quarters, the market for Internet advertising has experienced lower demand, lower prices for advertisements and the reduction of marketing and advertising budgets. As a consequence, expenditures for Internet advertisements have decreased. We cannot be certain that future decreases will not occur and that spending on Internet advertisement will return to historical levels. A continued decline in the economic prospects of advertisers or the economy in general could cause us to fail to achieve our advertising-related revenue projections.

         WE WILL NOT BE ABLE TO GENERATE REVENUES FROM OUR BRILLIANT BANNERS AND OTHER B3D CONTENT WITHOUT A BROAD BASE OF INSTALLED DIGITAL PROJECTORS. Our Digital Projector must be installed on a user's computer in order for that user to view our Brilliant Banners and other b3d content. If we do not achieve and maintain widespread installation of our Digital Projector, there will not be substantial demand for b3d-produced content or our software tools. We have discontinued the production of 3D animated entertainment, such as our MultipathTM Movies and animated music videos. The user's demand for this entertainment helped drive installation of our Digital Projector. Presently, the substantial majority of b3d content consists of Brilliant Banners. Computer users are less likely to voluntarily install our Digital Projector or keep it installed if its use is almost exclusively for viewing Internet advertisements. Other companies, such as Lavasoft, market software that removes our Digital Projector from a user's computer. The widespread use of this software could diminish the number of installed projectors, which would reduce demand for our Brilliant Banners by Internet advertisers and correspondingly reduce the demand for our b3d toolset by the creators of Internet advertisements.

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

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES THAT OFFER SOFTWARE TOOLS AND SERVICES SIMILAR TO OURS. The markets for our b3d software tools are highly competitive and characterized by pressure to incorporate new features and accelerate the release of new and enhanced products. A number of companies currently offer content development products and services that compete directly or indirectly with one or more of our tools sets. These competitors include, among others, Macromedia, Inc., Adobe Systems, Inc. as well as Pulse Entertainment, Inc. and Viewpoint Corporation. As we compete with larger competitors such as Macromedia across a broader range of product lines and different platforms, we may face increasing competition from such companies.

         WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT, REAL NETWORKS AND OTHER COMPANIES IN THE MEDIA DELIVERY MARKET. The market for software and services for the delivery of media over the Internet is constantly changing and highly competitive. Companies such as Microsoft Corporation and Real Networks, Inc. have substantial penetration in the media delivery market, and significantly greater resources than we do. More companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. Because our b3d content, such as our Brilliant Banners, can only be viewed using our Digital Projector, if we do not achieve a widespread distribution of our media player, there will not be substantial demand for b3d-produced content or our software tools. Similarly, we can only deliver digital files over our Altnet peer-to-peer network to users that have downloaded the Altnet software. If we do not achieve a widespread distribution of our Altnet software, there will not be substantial demand by content owners to distribute and sell their content over the Altnet network.

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

         OUR  PROPRIETARY  TECHNOLOGY  MAY  NOT  BE  ADEQUATELY  PROTECTED  FROM
UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. Our ability to compete with other entertainment software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, patent, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We have been issued two patents and have pending 6 additional patent applications, all relating to our b3d toolset. We cannot be certain that our reliance on these laws and nondisclosure agreements will provide meaningful protection from unauthorized use by others. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

         IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCT. We believe that our products, including our Digital Projector, b3d toolset and Altnet software, do not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Certified Public Accountants............................38

Consolidated Balance Sheet as of December 31, 2002............................39

Consolidated Statements of Operations and Comprehensive
    Loss for the years ended December 31, 2001 and 2002.......................40

Consolidated Statements of Stockholders' Deficit for the
    years ended December 31, 2001 and 2002....................................41

Consolidated Statements of Cash Flows for the years
    ended December 31, 2001 and 2002..........................................42

Notes to Consolidated Financial Statements....................................44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.:


         We have audited the accompanying consolidated balance sheet of Brilliant Digital Entertainment, Inc. as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Company's consolidated financial statements, the Company has suffered recurring losses from operations and at December 31, 2002 has a negative working capital and a net capital deficiency. These matters give rise to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
-----------------------

Los Angeles, California
March 14, 2003

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                               DECEMBER 31, 2002
                                                               -----------------
ASSETS
Current assets:
     Cash and cash equivalents ...............................         $    236
     Accounts receivable, net of allowance
        for doubtful accounts of $42 .........................              604
     Other assets, net .......................................            1,601
                                                                       --------
Total current assets .........................................            2,441
Property, plant and equipment, net (Note 9) ..................               56
Other assets, net ............................................              299
                                                                       --------
Total assets .................................................         $  2,796
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ........................................         $    867
     Accrued expenses (Note 10) ..............................              367
     Deferred revenue (Note 4) ...............................              917
     Capital financing, including accrued
        interest (Note 5 and 7) ..............................            3,431
                                                                       --------
Total current liabilities ....................................            5,582
Deferred Compensation (Note 11) ..............................            1,201
Deferred Revenue (Note 4) ....................................            1,639
Other long term liabilities ..................................               50
                                                                       --------
Total liabilities ............................................            8,472
Commitments and contingencies (Note 14)
Stockholders' deficit:
     Preferred Stock ($0.001 par value;
         1,000,000 shares Authorized; no
         shares issued or outstanding)
         (Note 7) ............................................             --
     Common Stock ($0.001 par value;
         150,000,000 shares Authorized;
         32,114,978 shares issued and
         outstanding) (Note 7 ) ..............................               32
     Additional paid-in capital ..............................           55,231
     Accumulated deficit .....................................          (60,926)
     Accumulated other comprehensive loss ....................              (13)
                                                                       --------
Total stockholders' deficit ..................................           (5,676)
                                                                       --------
Total liabilities and stockholders' deficit ..................         $  2,796
                                                                       ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2001          2002
                                                         --------      --------
 Revenues:
    Distribution and technology revenue
       from related party ..........................     $    917      $    917
    Development fees and other revenues ............          484           968
    Software sales .................................            9          --
                                                         --------      --------
        Total revenues .............................        1,410         1,885


Cost of revenues:
    Development fees and other costs ...............          105           247
                                                         --------      --------
        Total cost of revenues .....................          105           247


Gross profit .......................................        1,305         1,638
Operating expenses:
    Sales and marketing ............................          597           394
    General and administrative .....................        3,626         3,256
    Research and development .......................          139           444
    Depreciation and amortization ..................          101           128
    Loss on disposal of equipment ..................           50          --
                                                         --------      --------
        Total operating expenses ...................        4,513         4,222
                                                         --------      --------
 Loss from operations ..............................       (3,208)       (2,584)
 Other income (expense):
    Export market development grant ................          185          --
    Gain on foreign exchange transactions ..........            1          --
    Interest income ................................          236          --
    Interest expense ...............................         (817)       (3,600)
                                                         --------      --------
        Total other income (expense) ...............         (395)       (3,600)
                                                         --------      --------
 Loss from continuing operations ...................     $ (3,603)     $ (6,184)
 Loss from discontinued operations (Note 2) ........       (3,349)         (165)
 Gain on disposal of discontinued operations
    (Note 2 & Note 5) ..............................          624          --
                                                         --------      --------
 Net Loss ..........................................     $ (6,328)     $ (6,349)
 Other comprehensive loss:
    Foreign currency translation adjustment ........         (123)          (13)
                                                         --------      --------
 Comprehensive loss ................................     $ (6,451)     $ (6,362)


 Basic and diluted continuing operations ...........     $  (0.21)     $  (0.26)
 Basic and diluted for discontinued
    operations .....................................     $  (0.18)     $  (0.01)
 Basic and diluted net loss per share ..............     $  (0.39)     $  (0.27)
                                                         --------      --------
 Weighted average number of shares used in
    computing basic and diluted net loss
    per share ......................................       16,236        23,467
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                           COMMON STOCK                                             ACCUMULATED
                                     --------------------------   ADDITIONAL                           OTHER
                                        NO. OF                     PAID-IN        ACCUMULATED      COMPREHENSIVE
                                        SHARES        AMOUNT       CAPITAL          DEFICIT            LOSS           TOTAL
                                     -------------  ----------- --------------- ---------------- ------------------  ---------
BALANCE AT DECEMBER 31, 2000.......    16,054,288        $  16       $  47,306       $  (48,249)          $   (166)   $(1,093)
    Grant of warrants...............           --           --              42               --                 --         42
    Issuance of shares to Investors.      400,000           --             264               --                 --        264
    Issuance of shares for services.        9,000           --               6               --                 --          6
    Beneficial conversion feature...           --           --           2,983               --                 --      2,983
    Foreign exchange translation....           --           --              --               --               (123)      (123)
    Net loss........................           --           --              --           (6,328)                --     (6,328)
                                     -------------  ----------- --------------- ---------------- ------------------  ---------
BALANCE AT DECEMBER 31, 2001........   16,463,288           16          50,601          (54,577)              (289)    (4,249)
    Grant of warrants...............           --           --             274               --                 --        274
    Issuance of shares to Investors.   15,441,690           16           2,269               --                 --      2,285
    Issuance of shares for services.      210,000           --              21               --                 --         21
    Issuance of warrants for
       patent right.................           --           --              30               --                 --         30
    Beneficial conversion feature..            --           --           2,036               --                 --      2,036
    Foreign exchange translation...            --           --              --               --                276        276
    Net loss.......................            --           --              --           (6,349)                --     (6,349)
                                     -------------  ----------- --------------- ---------------- ------------------  ---------
BALANCE AT DECEMBER 31, 2002           32,114,978        $  32       $  55,231        $ (60,926)             $ (13)   $(5,676)
                                     -------------  ----------- --------------- ---------------- ------------------  ---------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                             ------------------
                                                              2001       2002
                                                             -------    -------
OPERATING ACTIVITIES
Net loss .................................................   $(6,328)   $(6,349)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and other amortization ................       365        226
      Debt Discount and financing interest ...............       817      3,169
      Effect of stock options and warrants granted .......      --          278
      Gain on disposal of discontinued operations ........      (624)      --
      Issuance of common stock for services ..............         6         21
      Issuance of common stock for joint venture .........        42       --
      Loss on disposal of equipment ......................        50       --
      Changes in operating assets and liabilities:
        Accounts receivable ..............................       101       (531)
        Other assets .....................................     3,985        573
        Accounts payable and accruals ....................       455        870
        Deferred revenue .................................      (917)      (917)
                                                             -------    -------
Net cash used in continuing activities ...................    (2,048)    (2,660)
Net cash (used) provided in discontinued activities ......    (3,349)      (165)
                                                             -------    -------
Net cash used in operating activities ....................    (5,397)    (2,825)


INVESTING ACTIVITIES
Purchases of equipment ...................................       (23)      --
                                                             -------    -------
Net cash used in investing activities ....................       (23)      --

FINANCING ACTIVITIES
Proceeds from issuance of shares .........................      --        2,285
Proceeds from capital financing ..........................     2,614        400
Repayments of notes ......................................       (73)       (85)
                                                             -------    -------
Net cash provided by financing activities ................     2,541      2,600
NET DECREASE IN CASH AND CASH EQUIVALENTS ................    (2,879)      (225)

Translation adjustments ..................................      (123)       276

Cash and cash equivalents at beginning of period .........     3,187        185
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $   185    $   236
                                                             -------    -------
Supplemental disclosure of cash flow
    information:
    Cash paid during the period for:
      Interest ...........................................   $    20    $    14
                                                             -------    -------

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

                                                           2001       2002
                                                          ------     ------

     Issuance of warrants for patent rights .........     $ --       $   30
     Beneficial conversion feature ..................     $2,983     $2,036

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Brilliant Digital Entertainment, Inc. is a company which operates two distinct lines of business: (1) through the Altnet, Inc. subsidiary the Company operates a peer-to-peer-based content distribution network, utilizing existing, proven technology which allows Altnet to securely and efficiently distribute digital files to end users, and (2) through the b3d, Inc. subsidiary, the Company is a developer and server of rich media advertising campaigns ("rich media" being defined as use of audio and animation), and a developer of software authoring tools used in the creation of "three dimensional", or "3D", animated content, for use on the World Wide Web.

         Through the Altnet, Inc. subsidiary, the Company operates a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, the Company has created a private, or "closed" peer-to-peer network, which allows the Company to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user
(peer) to another (peer). The Company's ability to control which files are distributed over their private network, as well as their use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, prevent the distribution of unauthorized files over their network and help to protect against the unauthorized use of a digital file distributed over the network once it resides on an end user's computer. Brilliant commercializes Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the other Altnet users. The Company owns 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom the Company license a substantial portion of Altnet's peer-to-peer technology.

         The Company's b3d, Inc. subsidiary, develops and serves "rich media" (which includes audio and animation) Internet banner advertisements, and develops software authoring tools used to create three dimensional (or 3D) animated content for use on the World Wide Web. During fiscal 2002, the Company shifted its emphasis from the Internet advertising and b3d toolset business to the Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and came about primarily due to the Company's limited financial resources, which have been unable to support both businesses. While the Company has not decided to discontinue its advertising business altogether, until the Company has sufficient resources to support both businesses it intends to focus substantially all of its limited financial resources and efforts to grow the Altnet business.

         The Company generates revenue from its Altnet peer-to-peer business by contracting with content owners to distribute and sell their digital files to computer users. The Company charges the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and
(iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file after it has been downloaded to the users computer. The Company generates revenue from its Internet advertising business by licensing the Company's ad serving technology, which is used to display its Brilliant Banners, to third party operators of web sites and other Internet applications, and the Company generates revenue from its software tools business by selling licenses to the Company's b3d software tools.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


         The Company also generates revenue by performing business development services in the United States under an agreement with Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application, and the Company intends to generate revenue by sublicensing to third parties rights to the TrueNames patent (U.S. patent #5,978,791) which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed.

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

         In 2001, the Company substantially reduced its internal production and syndication of 3D animation. In 2002, the Company discontinued operations at Digital Hip Hop, the joint venture formed to produce animated music videos for the World Wide Web, and discontinued operations at, and placed into liquidation, BII Australia. The reduction in the content production and syndication activities has allowed the Company to focus its efforts and allocate its resources to the further development and exploitation of its ad serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through its Altnet subsidiary.

GOING CONCERN UNCERTAINTY

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31, 2002, has negative working capital of approximately $3,141,000 and a stockholders' deficit of approximately $5,676,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Brilliant Digital Entertainment, Inc. and its subsidiaries after intercompany balances and transactions have been eliminated.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


DISCONTINUED OPERATIONS

         Brilliant Interactive Ideas Pty. Ltd., the Company's Australian-based production company, employed a team of animators and programmers dedicated to animation production. The Company discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under-utilization of animators and programmers which occurred following the termination of the Company's production agreement with Warner Bros. Online and the closing of Digital Hip Hop. Following the closure, the Company retained individual consultants on a project-by-project basis in 2002 to design banner ads. Digital Hip Hop and Brilliant Interactive Ideas Pty. Ltd. were discontinued in fiscal 2002 and have been reported on the 2002 consolidated statement of operations and comprehensive loss as discontinued operations in accordance with FASB 144.

         In December 2001, operations of Brilliant Interactive Ideas Pty. Ltd, the wholly owned Australian subsidiary, were significantly reduced. The Subsidiary has subsequently been put into liquidation and is presented as a discontinued operation for 2002.

         An administrator was appointed on December 24, 2001 to manage and review the financial affair of Brilliant Interactive Ideas, whose financial position was as follows:

         Net realizable value of assets .................  $   108,000
         Unsecured creditors ............................  $    83,000
         Employee Entitlements ..........................  $   889,000
         Loan from Brilliant Digital Entertainment ......  $ 5,729,000

         A creditors' meeting was held on January 25, 2002 and it was decided to place BII Australia into liquidation. The assets of the company were used to meet the fees of the liquidator with the balance going to employee entitlements. Liquidation in Australia is a protracted process and is still on-going.

         Digital HipHop is presented as a discontinued operation for 2002 pursuant to Management's decision to decrease operations in November 2001 and subsequently to cease all operations in the first quarter of 2002.

         As of December 31, 2001 the Subsidiary, Digital HipHop, Inc., had the following assets and liabilities:

         Net assets, accounts receivable ................  $  17,000
         Unsecured creditors ............................  $  14,900
         Loan to Brilliant Digital Entertainment ........  $ 597,000


         After presenting Digital Hip Hop as a discontinued operation for 2002, the remaining liability of Digital Hip Hop was $11,000 as of December 31, 2002.

         The Auction Channel was accounted for as a discontinued operation pursuant to Managements formal adoption on December 31, 2000 to dissolve the business unit. The Company sold substantially all of the net assets on April 1, 2001 and closed the London and New York offices and is now dissolved as of 2001.

         The revenue and net loss of each of the discontinued operations were as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


                                                       December 31,
                                               ----------------------------
                                                  2002              2001
                                               ----------        ----------
     REVENUES:
       Brilliant Interactive Ideas ....              --          $   26,000
       Digital Hip Hop ................              --          $  380,000
       The Auction Channel ............              --          $    9,000
                                               ----------        ----------
       Total Revenues .................              --          $  415,000
                                               ==========        ==========

     NET LOSS:
       Brilliant Interactive Ideas ....        $  125,000        $2,456,000
       Digital Hip Hop ................        $   40,000        $  576,000
       The Auction Channel ............              --          $  317,000
                                               ----------        ----------
       Total Net Loss .................        $  165,000        $3,349,000
                                               ==========        ==========

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 101, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services.

         REVENUE RECOGNITION

         ADVERTISING REVENUE: The Company derives advertising revenue by serving Brilliant Banner advertisements on web sites and other Internet applications on behalf of the Company's advertiser clients. The clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The revenue is recognize when the impressions are made or conversions delivered, and is reflected in the Operating Statement as Development fees and other revenue.

         BUSINESS DEVELOPMENT SERVICES. The Company generates fee income for performing business development services for Sharman Networks Limited in accordance with an agreement. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. The commission paid to the Company is a percentage of the gross revenue received by Sharman for each transaction entered into based on the Company's efforts. Revenue is recognized from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are recognized on the date the payment is due as specified in the contract. Revenue share fees are recognized as earned. This revenue is reflected in the Operating Statement as Development fees and other revenue.

         ALTNET REVENUE: The Company derives revenue from the Altnet peer-to-peer business by processing digital media content (music, video games, software, movies) for placement on Altnet's peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. Altnet's revenue is reflected in the Operating Statement as Development fees and other revenue.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


         The Company charges clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. These fees are due and are recognized upon signing of the contract.

         Additionally, the Company charges clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. Content promotions generally include a processing fee. These fees are recognized over the life of the promotion.

         The Company charges clients for content sales based on (a) a revenue sharing basis where the Company receives an agreed upon percentage of the sales price for each transaction, and (b) a combination of revenue share and a cost per specified number of downloaded files. Content sales campaigns generally include a processing fee. The revenue from content sales is recognized when the end user pays for the content and, where relevant, the file is downloaded by the end user.

         DISTRIBUTION FEES: The Company has granted distribution rights to for Multipath Movie products and b3d Toolset to distributors in exchange for a non-refundable minimum fixed fee and a percentage of sales of the products sold within certain territories.

         In accordance with SOP 97-2, revenue related to the non-refundable minimum fixed fee is recognized when the master file is delivered to the customer, the terms of the sale are considered fixed, and collectibility is probable. Additional revenue, based on a percentage of sales, is recognized, upon notification by the distributor, that a royalty has been earned by the Company. For distribution agreements, which cover a period of time in excess of one year and are exclusive for a geographic territory, the revenue is recognized on a straight-line basis over the life of the agreement. In the case of our distribution agreement with e-New Media, e-New Media paid the Company a non-refundable advance for distribution rights to our Multipath Movies in specified territories. This advance is being recognized as revenue on a straight-line basis over the six-year term of the agreement. This revenue is included in the Operating Statement as Distribution and technology revenue from a related party.

         PRODUCTION FEES: The Company has received revenue for the development and creation of Music Videos for Digital Hip Hop and for 3D Brilliant Banner advertisements. Production fees are received in exchange for the development and creation of animated content including banner ads and animated music web videos, in accordance with customer specifications. The development agreements generally specify certain "milestones", such as completion of the script or incorporation of the music, which must be achieved throughout the production process. As these milestones are achieved, the Company recognizes the portion of the development fee allocated to each milestone. In the case of music videos, the production period is 6 to 12 weeks and the customer signs off on the milestones as they are met, and the customer is invoiced for that stage of production. In the case of banner ads, the production period is much shorter, perhaps two weeks, so the Company usually require 50% payment up front and 50% upon completion. The revenue is recognized upon delivery of the file to the client. This revenue is reflected in the Operating Statement as Development fees and other revenue.

         DEVELOPMENT FEES: The Company has received revenue for the development of new animated content for viewing in short segments, or Webisodes, on the Internet. The Company is no longer developing Webisodes. In the past the Company had entered into development contracts for series of Webisodes developed over a period of time under which the Company was entitled to fixed minimum guaranteed payments. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments are recognized as revenue when the master file is delivered for each Webisode to the publisher for

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


use on their web sites, the terms of the sale are considered fixed (upon signing of the contract), and collectibility is probable. The Company develops or creates the Webisodes based on the publishers' scripted storyboards. The publishers have approval rights and review the Webisodes as they are developed. The publisher reviews the content, look and feel or style of the Webisode, script, music, voice-overs, and all other facets of the Webisode. The revenue is recognized from these sales upon delivery of the master file. Additionally, the Company receives an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes, which is recognized when the publisher notifies the Company that a royalty has been earned. This revenue is recognized in the Operating Statement as Development fees and other revenue.

         SOFTWARE SALES: The Company receives or has received revenue from the sale or license of software as follows:

                  b3d tools, the software products, which enable a user to create 3D animation, are downloaded over the internet. The revenue is recognized once the product is delivered and paid for by the end user. Upon payment, the end user receives a key to unlock the toolset, which the end user can use for an unlimited period. This revenue is reflected in the Operating Statement as Software sales.

                  Multipath Movies are 3D animated movies developed by the Company using of b3d tooset. The Company no longer produces copies of existing Multipath Movies nor develops new Multipath Movies. All Multipath Movie development costs were capitalized and have since been expensed. The master file for each movie was delivered to the Woodland Hills office and CD-ROMs were duplicated, boxed in jewel cases and shipped to wholesalers. The revenue is recognized upon delivery of the CD-ROMs to the wholesaler. The wholesalers delivered the product to retail stores for sale to end users. The Company provides a reserve for returns and bad debts. Multipath Movie revenues are reflected in the Operating Statement as Software sales.

                  The Company has entered into licensing agreements with web site publishers for the display of Webisodes and Multipath Movies on the publishers' web sites. The Company receives an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes and Multipath Movies. Under some agreements, the fee is fixed non-refundable minimum guaranteed payment. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments were recognized as revenue when the master file was delivered to the publisher, the terms of the sale were considered fixed (upon the signing of the contract), and collectibility was probable. The revenues are recognized for advertising when the publisher notified the Company that a royalty had been earned. These revenues are reflected in the Operating Statement as Development fees and other revenue. The Company no longer licenses Multipath Movies to publishers, and only license Webisodes to publishers on a very limited basis.

                  The Company has entered into licensing agreements with distributors for conversion of the Multipath Movies to the DVD format and for distribution to retailers. The Company entered into contracts under which fixed, non-refundable minimum guaranteed payments are received. In accordance with AICPA Statement of Position 97-2 (SOP 97-2), the minimum guaranteed payments were recognized as revenue when the master file was delivered to the distributor, the terms of the sale were considered fixed (upon signing of the contract), and collectibility was probable. These revenues are reflected in the Operating Statement as Development fees and other revenue. The Company is no longer selling our Multipath Movies in the DVD format.

                  In the case of the software licensing agreement with e-New Media, e-New Media paid the Company a non-refundable advance for rights to the b3d toolset to produce its own Multipath Movies and to

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


resell the toolsets within specified territories. The Company is recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. The revenue is reflected in the Operating Statement as Distribution and technology revenue from a related party.

COST OF REVENUES

         Cost of revenues  consists  primarily of  royalties  to third  parties,
productions   costs  for  music  videos,   advertising   banners  and  technical
programming costs, including direct salaries and benefits.

RESEARCH AND DEVELOPMENT COSTS

         The Company incurs research and development costs relating to the development of its three-dimensional authoring tools, development of its Digital Projector and, ad serving software. The Company incurred research and development costs of $444,000 and $139,000, including web development costs for the years ended December 31, 2002 and 2001, respectively. The Company accounts for web development costs in accordance with the EITF 00-2, "Accounting for Web site Development Costs."

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.5625 at December 31, 2002), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.5422 for the year ended December 31, 2002 and $0.5163 for the year ended December 31, 2001).

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


NET LOSS PER SHARE

         The Company computes and presents loss per share in accordance with FASB Statements No. 128, EARNINGS PER SHARE. Basic eanings per share are computed based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. Options, warrants and convertible debt representing common shares of 5,974,000 and 84,440,000 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 2001 and 2002, respectively, because they were anti-dilutive.

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

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house. The bank account is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2002, the Company had approximately $236,000 at a bank, which was in excess of the FDIC insurance limit.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

3.       NEW ACCOUNTING PRONOUNCEMENTS

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


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

         In December 2002, the FASB issued SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. . We estimate that the adoption of SFAS No. 148 will not be material to our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect our financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity's financial statements. This interpretation also applies, beginning July 1, 2003 for us, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

4.       RELATED PARTY TRANSACTIONS

         In 2002, the Company issued warrants to purchase shares of common stock in consideration for consulting services, including options to purchase 500,000 shares of common stock issued to Abe Sher, a member of the board of directors as of June 20, 2002. In addition, the Company paid Abe Sher $125,000 for consulting services.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


         The Company recognized $917,000 of revenue for each of the fiscal years ended December 31, 2001 and 2002 related to its distribution and technology agreements with e-New Media. In February 2000, the Company entered into an agreement with e-New Media Digital Entertainment Limited ("e-New Media"), a wholly owned subsidiary of e-New Media Company. The agreement with e-New Media provides for a Distribution Agreement, a Production Joint Venture Agreement, a Technology License Agreement and an Investment Agreement.

         The Distribution Agreement stipulates that e-New Media will have Internet distribution rights to English and Asian language versions of the Company's MultipathTM Movie webisodes in selected Asian territories, with exclusive rights to the Asian language versions. e-New Media paid the Company a fee of $2,500,000 for these rights. The revenue will be recognized over a 6-year period, which commenced in the 2nd quarter of 2000. e-New Media is entitled to a distribution fee of 20% of gross revenues generated under the Distribution Agreement. During the year ended December 31, 2002 the Company recognized $417,000 of this fee in revenues. Deferred revenue includes $417,000 in current and $972,000 in long term.

         The Production Joint Venture Agreement provides for the formation of a joint venture studio, known as e-Brilliant, to create new content using the Company's b3d technology for distribution in the Asian territories for which e-New Media has distribution rights. These projects, developed by the joint venture, were to be fully funded by e-New Media. The joint venture is owned in equal parts by e-New Media and Brilliant Digital Entertainment. As of December 31, 2001, the Company had not received any revenue from this part of the agreement, and in November 2001 e-Brilliant ceased operations due, in part, to e-New Media's decision to stop funding the studio.

         The Technology Licensing Agreement provides for the Company to grant to the joint venture, owned equally by e-New Media and Brilliant, a 5-year exclusive alpha license to the Company's b3d technology for exploitation by the joint venture in those Asian territories where e-New Media has distribution rights. e-New Media paid the Company a fee of $2,500,000 for this license. The revenue is being recognized over a 5-year period, and commenced in the 2nd quarter of 2000. The Company is also entitled to a 10% royalty on all joint venture revenues. During the year ended December 31, 2002, the Company recognized $500,000 in revenue. Deferred revenue includes $500,000 in current and $667,000 in long term. The Company has not received any royalties yet from this joint venture.

5.       SIGNIFICANT AGREEMENTS

KINETECH, INC.

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. pursuant to which it acquired a license to certain patented technology of Kinetech, and in consideration for such license, it issued to Kinetech a warrant to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share. In connection with the transaction, Ronald Lachman, a principal with Kinetech, agreed to become and now serves as Chief Scientist for our Altnet subsidiary. The warrants vest in two equal annual installments so long as Ronald Lachman continues to serve as our Chief Scientist. Mr. Lachman also is a partner in Kingsport Capital, LLC, the general partner of Crestview Capital Fund, LP and Crestview Capital Fund II, LP, each selling stockholders. For the year ended December 31, 2002, the Company has recognized $30,000 of expense related to the issuance of the warrants based on valuation of the warrants using a Black Scholes model.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


DIGITAL HIP HOP

         In August 2000, the Company entered into a joint venture agreement to produce music videos for the Internet. The joint venture required an initial contribution of technology and $100,000 for a 50% ownership, while two other partners each contributed $50,000 for a 25% share of the newly formed Company. In the fiscal year 2000, the loss incurred absorbed the initial contribution. The Company had full operational control and full funding responsibility. In May 2001, the Company acquired an additional 25% of Digital Hip Hop by issuing 400,000 shares of the Company's common stock to the other two partners in Digital Hip Hop. Digital Hip Hop also received from the Company's wholly-owned subsidiary, B3D, Inc., a 5-year exclusive Alpha level license to its b3d production tool suite for the production of hip hop content for non-Asian markets.

         During the fourth quarter of 2001, the Company significantly reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. The Company does not intend to actively market and promote the future production of animated music videos for the web. Digital HipHop is presented as a discontinued operation for all periods of 2002 pursuant to Management's decision to decrease operations in November 2001 and subsequently to cease all operations in the first quarter of 2002. After presenting Digital Hip Hop as a discontinued operation for 2002, the Company has remaining liabilities of $11,000 on the balance sheet as of December 31, 2002.

CONVERTIBLE PROMISSORY NOTES

         In May 2001, pursuant to Note and Warrant Purchase Agreements dated April 19, 2001, as amended, we sold to Harris Toibb, Europlay 1, LLC (an entity in which Mark Dyne, our Chairman, has an ownership interest) and Preston Ford Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of our Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). We sold these securities for an aggregate purchase price of $2,264,150. The Original Notes originally had a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, originally could be converted by the holder into shares of our Common Stock at a conversion price of $0.706 per share. The Original Notes are secured by all of our assets and the assets of our subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

         In December 2001, pursuant to Note and Warrant Purchase Agreements dated December 19, 2001, we entered into a financing transaction that was structured similar to the financing we conducted in May 2001 and involved one of the same investors. In the December 2001 financing transaction, we sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes" and, together with the Original Notes, the "Notes") in the aggregate principal amount of $750,000. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at a price equal to the lesser of (i) $0.20, or (ii) the volume weighted average price of a share of our Common Stock on the American Stock Exchange, or on any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. on November 10, 2002 (the "Conversion Price"). In connection with our sale of the New Notes, we issued to the holders thereof warrants (the "New Warrants" and, together with the Original Warrants, the "Debt Warrants") to purchase up to that number of shares of our Common Stock obtained by dividing 200% of the Principal Amount by the product obtained by multiplying
1.125 by the Conversion Price, exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes, which originally was on November 10, 2002 and bear interest at the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at the Conversion Price. As with the May 2001 financing, the New Notes are secured by all of our assets and the assets of our two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

         As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the December financing transaction. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of our Common Stock at the Conversion Price for the New Notes. In addition, these investors are able to exercise the Original Warrants for a number of shares determined by dividing
200% of the principal amount of the Original Notes by the product obtained by multiplying 1.125 by the Conversion Price, exercisable at a price per share equal to 1.125 times the Conversion Price.

         On November 10, 2002, the Conversion Price for the Notes was fixed at $0.1203 per share, which was the lowest volume weighted average price of a share of our Common Stock on the American Stock Exchange over any five (5) consecutive trading days commencing on December 14, 2001 and ending on November 10, 2002. Assuming that all of the principal amount and accrued interest on the Notes is converted into common stock on December 31, 2003, the maturity date of the Notes, the Note holders would acquire 31,141,103 shares of our common stock.

         On November 10, 2002, the exercise price of the Debt Warrants was fixed at $0.1353 per share, which is equal to 1.125 times the Conversion Price for the Notes at November 10, 2002 ($0.1203 per share). The Debt Warrants may be exercised to purchase up to 44,542,718 shares of our common stock at the exercise price. The number of shares that may be acquired upon exercise of the warrants was determined by dividing $6,028,300 (200 percent of the aggregate principal amount of the Notes) by the exercise price.

         In October 2002, the holders of the Notes agreed to extend the maturity date of the Notes from November 10, 2002 to December 31, 2003. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. The Company recorded prepaid interest expense of $1,699,000 which represents the estimated fair value of the warrants issued determined by using the Black Scholes model with the following inputs: risk factor of return 4.5%; volatility 50%; 3 year warrant life and no dividends. This amount is being amortized on a straight-line basis over the life of the Original Notes. Thus the Company expensed $340,000 of debt discount in the fourth quarter, with the remainder to be expensed in 2003.

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


6.       NOTES PAYABLE

         On July 17, 1998, the Company entered into a Senior Secured Promissory Note (the "Note"). The original principal amount of $103,893, plus interest at a rate of 15.18%, is due in 60 equal monthly payments

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


plus one final payment equal to 10% of the original principal amount. The Note is collateralized by office furniture and equipment. The note was paid-off and cancelled in November 2002.

         On October 3, 2000, the Company entered into a capital lease agreement with Crocker Capital Inc. The principal amount of the lease obligation is $58,421 plus interest of $19,081 due in 36 monthly payments of $2,152. A final payment of $100 will buy out the lease obligation, which is collateralized by computer equipment used as a web server, and is located at Exodus, a third party web hosting facility. The note was paid-off and cancelled in September 2002.

         Additionally, the Company has an obligation to fund a Directors and Officers insurance policy, with total premiums of $133,322. The policy was renewed in November 2002 with 12 months coverage and is carried as a short term financing obligations. In 2002, the Company paid $77,250 in December 2002 and the balance, $56,072, was paid in January 2003.

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

         In March 2002, we sold an aggregate of 6,051,437 shares of our common stock to Harris Toibb, Markev Services LLC and David Wilson in a private placement at a price per share of $0.1322, for net proceeds to us of $800,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 10,758,110 shares of common stock at an exercise price of $0.148725 per share. The warrants expire on May 23, 2004. Mark Dyne, our Chairman, and Kevin Bermeister, a director and our Chief Executive Officer and President, are owners of Markev Services.

         In April and May 2002, we sold an aggregate of 2,276,045 shares of our common stock to Michael Toibb, Scott Hergott, Ronald Gilefsky, Samuel McCracken III, Preston Millsboro Automart, Inc., Crestview Capital Fund, LP, Crestview Capital Fund II, LP, Crestview Capital Offshore Fund, Inc., Julie Schuermann and Roger Suyama in private placements for net proceeds to us of $428,000. The prices per share ranged from $0.1731 to $0.25, and were based on the market price of our common stock at the time the investor

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


committed to purchase the shares. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 4,145,921 shares of common stock at exercise prices ranging from $0.19474 to $0.28125 per share. The warrants expire on May 23, 2004.

         In September 2002, we sold an aggregate of 7,123,836 shares of our common stock to Harris Toibb, Markev Services, LLC, Ronald Lachman, Scott Hergot, David Wilson and Bob Haya, in a private placement at a price per share of $0.1502, for net proceeds to us of $1,057,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 12,664,597 shares of common stock at an exercise price of $0.168975 per share. The warrants expire on September 3, 2005.

         During 2002, the Company rescinded 9,628 shares of common stock, which were intended to be issued in connected with The Auction Channel. The Auction Channel was closed in 2001.

         The Company issued 110,000 shares of common stock for services rendered during the year ended 2002 and recognized $21,000 of expense in relation to the issuance.

PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2002, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which may adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS

         On February 17, 2000, the Company issued 307,692 warrants exercisable at $6.50 per share to e-New Media as partial consideration for a licensing and distribution agreement. The warrants are being expensed over the 6 year-period of the agreements. The warrants expired in November 2000. The Company recognized $75,000 expense in 2002 with the balance of the value, $267,000, recorded in Other Assets, of which $185,000 is classified as a long term asset, with the balance classified as a short term asset.

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

         In connection with the issuance of warrants from the Original Notes, a beneficial conversion feature of $1,056,000 was recorded and is being amortized on a straight-line basis over the life of the Original Notes. The Company incurred a beneficial conversion feature expense of $10,690 for the second quarter 2001. In

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


the third and fourth quarters 2001 each, the Company expensed $176,000 in connection with the beneficial conversion feature. The remaining $693,000 was expensed through November 10, 2002.

         In connection with the December 2001 issuance of warrants from the New Notes, a beneficial conversion feature of $295,000 was recorded and is being amortized on a straight-line basis over the life of the New Notes. The Company incurred a beneficial conversion feature expense of $13,400 for the fourth quarter 2001. The remaining balance of $282,000 was expensed through November 10, 2002.

         Also in December 2001, the conversion feature and warrants issued in connection with the Original Notes were adjusted to the same terms as the New
Notes. As such, an additional beneficial conversion feature of $1,632,000 was recorded and $65,000 was expensed in the 4th Quarter of 2001, with the balance of $1,564,000 amortized on a straight-line basis over the remaining life of the Original Notes in 2002.

         The fair value of the warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 75.0%; and expected life of the warrants of 3 years for both years. In 2002, the Company issued warrants and options to purchase an aggregate of 6,619,286 shares of common stock in consideration for consulting services provided by twelve consultants, including options to purchase 500,000 shares of common stock issued to Abe Sher, a member of our board of directors as of June 20, 2002. The Company expensed $274,000 in connection with these warrants and options.

         The following table summarizes warrant activity:

                                                NUMBER
                                              OF SHARES        OPTION PRICE
                                              ----------      ---------------
         Outstanding at December 31, 2000        705,000      $4.00  -- $6.50
         Granted.........................      2,960,000      $4.00  -- $6.50
         Exercised.......................             --      $  --  -- $  --
         Forfeited.......................       (660,000)     $4.00  -- $6.29
         ---------------------------------------------------------------------
         Outstanding at December 31, 2001      3,005,000      $0.75  -- $5.50
         Granted.........................     75,171,000      $0.001 -- $6.50
         Exercised.......................       (100,000)     $0.00  -- $0.001
         Forfeited.......................        (95,000)     $0.33  -- $6.29
         ---------------------------------------------------------------------
         Outstanding at December 31, 2002     77,981,000      $0.001 -- $6.50



1996 STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "1996 Plan"), which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 20,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year was increased at the Annual Meeting of Stockholders to an annual limitation per individual of up to one-half of the number of shares reserved for issuance under the amended 1996 Plan, subject to certain adjustments to prevent dilution. Although any

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

         The following table summarizes stock option activity:

                                                 NUMBER
                                               OF SHARES      OPTION PRICE
                                               ----------    ---------------
         Outstanding at December 31, 2000       2,115,000    $1.50  -- $7.00
         Granted.........................       1,681,000    $0.16  -- $2.62
         Exercised.......................              --    $1.50  -- $3.94
         Forfeited.......................        (827,000)   $0.65  -- $5.94
         --------------------------------------------------------------------
         Outstanding at December 31, 2001       2,969,000    $0.16  -- $5.94
         Granted.........................       3,600,000    $0.001 -- $0.82
         Exercised.......................        (110,000)   $0.001 -- $0.82
         Forfeited.......................              --    $  --  -- $  --
         --------------------------------------------------------------------
         Outstanding at December 31, 2002       6,459,000    $0.001 -- $5.94
         Exercisable at December 31, 2002       1,550,000


         The fair value of the options as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 75.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 and $1.66 per share for stock options granted in 2002 and 2001, respectively.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 2002 and 2001 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


                                                      YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2001           2002
                                                     -----------    -----------

Net loss, as reported ............................   $(6,328,000)   $(6,349,000)
Employee compensation expense ....................   $  (358,000)   $  (118,000)
Net loss, pro forma ..............................   $(6,686,000)   $(6,467,000)
Basic and diluted loss per share, as reported ....   $     (0.39)   $     (0.27)
Basic and diluted loss per share, pro forma ......   $     (0.41)   $     (0.28)


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

         At December 31, 2002 the Company had cumulative tax losses resulting in a net operating loss ("NOL") carry forward of approximately $38,705,000. The losses will begin to expire in the year 2012. No tax benefit has been recorded for these NOL's.

         The  significant   components  of  the  net  deferred  tax  assets  and
liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2002 are as follows:

                                                                    DECEMBER 31,
                                                                        2002
                                                                    -----------
Deferred tax assets:

   Net operating losses ..................................          $ 2,574,000
   Temporary differences .................................             (459,000)
                                                                    -----------
   Total deferred tax assets .............................            2,115,000
   Valuation allowance ...................................           (2,115,000)
                                                                    -----------
Net deferred tax assets (liabilities) ....................          $      --
                                                                    ===========


         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                2001      2002
                                                                ----      ----

Federal income tax rate ....................................      34%       34%
State income tax rate ......................................       6%        6%
Effect of net operating loss and net operating loss
   carry forward ...........................................     (40)      (40)
                                                                ----      ----
Effective income tax rate ..................................       0%        0%
                                                                ====      ====

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


9.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                               2002
                                                             ---------


         Computers and equipment ....................        $ 241,000
         Leasehold improvements .....................           20,000
         Furniture and fixtures .....................           45,000
                                                             ---------
                                                               306,000
         Less accumulated depreciation ..............         (250,000)
                                                             ---------
                                                             $  56,000
                                                             =========




10.      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                                 2001
                                                               --------

         Employee compensation .......................         $176,000
         D&O Insurance ...............................           56,000
         Legal expenses ..............................           47,000
         Accrued payroll expenses ....................           26,000
         Other .......................................           62,000
                                                               --------
                                                               $367,000
                                                               --------

11.      DEFERRED COMPENSATION

         Deferred compensation is an accrual for the chairman and for the president and chief executive officer of $1,201,000 for unpaid prior years' compensation, which includes interest, accrued at 8%.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


12.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The  Company's  2002  operations  consist  of  the  operations  of  BDE
Australia in Australia, and Brilliant in the United States. The following schedule sets forth the revenues and long-lived assets of the Company by geographic area:

                                                     UNITED
                                                     STATES           AUSTRALIA
                                                   ----------         ----------
YEAR ENDED DECEMBER 31, 2002
   Revenues from unaffiliated customers ..         $  951,000         $   17,000
   Revenues from affiliated customers ....            917,000               --
                                                   ----------         ----------
   Total revenues ........................         $1,868,000         $   17,000
                                                   ==========         ==========
YEAR ENDED DECEMBER 31, 2001:
   Revenues from unaffiliated customers ..         $  493,000               --
   Revenues from affiliated customers ....            917,000               --
                                                   ----------         ----------
   Total revenues ........................         $1,410,000               --
                                                   ==========         ==========
LONG-LIVED ASSETS AS OF:
   December 31, 2001 .....................         $1,379,000         $   15,000
                                                   ==========         ==========


         For each of the periods shown above, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia. The production costs associated with the web music videos, banner ads, royalties due to third parties, a major portion of the sales and marketing costs, and certain corporate expenses were incurred and paid in the United States.

         For the year ended December 31, 2002, e-New Media represented 45% of the revenues with distribution and licensing rights of $917,000. Internet Fuel contributed 22% ($419,000) of the revenue, with media buys and impressions. The Company earned 9% ($174,000) through business development for Sharman Networks. Additionally, the Company earned 6% ($120,000) from Winstar for advertising and media buys. For the year ended December 31, 2001, e-New Media represented 65% of the revenues with distribution and licensing rights of $917,000. Warner Bros. Online contributed 16% ($226,000) of the revenues, while Warner Bros. site "Entertaindom" contributed advertising revenues of 4% ($59,000). Infogrames contributed 7% ($100,000) in advertising revenues.

         Digital Hip Hop earned $381,000 of the revenues in 2001 through the production of music videos primarily for Island Def Jam. These revenues have been included in the loss on discontinued operations.

13.      SEGMENT INFORMATION

         Brilliant Digital Entertainment, Inc. is a company which operates two distinct lines of business: (1) through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network, utilizing existing, technology which allows Altnet to securely and efficiently distribute digital files to end users, and (2) through our b3d, Inc. subsidiary, we are a developer and server of rich media advertising campaigns ("rich media" being defined as use of audio and animation), and a developer of software authoring tools used in the creation of "three dimensional", or "3D", animated content, for use on the World Wide Web.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


         Through the Altnet, Inc. subsidiary, the Company operates a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. Using internally developed and licensed technology, the Company has created a private, or "closed" peer-to-peer network, which allows the Company to centrally control the distribution of a digital file, which has been authorized by its owner, directly from one computer user
(peer) to another (peer). The Company's ability to control which files are distributed over their private network, as well as their use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia and others to protect against copyright infringement, prevent the distribution of unauthorized files over their network and help to protect against the unauthorized use of a digital file distributed over their network once it resides on an end user's computer. Brilliant commercializes Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the other Altnet users.

         The Company owns 51% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 49% is owned by Joltid, Ltd. (formally known as Blastoise, Ltd.), the company from whom the Company license a substantial portion of Altnet's peer-to-peer technology.

         The Company's b3d, Inc. subsidiary, develops and serves "rich media" (which includes audio and animation) Internet banner advertisements, and develops software authoring tools used to create three dimensional (or 3D) animated content for use on the World Wide Web. During fiscal 2002, the Company shifted its emphasis from the Internet advertising and b3d toolset business to the Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and came about primarily due to the Company's limited financial resources, which have been unable to support both businesses. While the Company has not decided to discontinue its advertising business altogether, until the Company has sufficient resources to support both businesses it intends to focus substantially all of its limited financial resources and efforts to grow the Altnet business.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2002
                                                                    -----------
Total Assets:
  Brilliant Digital .....................................           $ 2,623,000
  Altnet ................................................               173,000
                                                                    -----------
       Total assets (1) .................................           $ 2,796,000
                                                                    ===========

Revenues--external customers:
  Brilliant Digital .....................................           $   886,000
  Altnet ................................................                82,000
                                                                    -----------
       Total revenues ...................................           $   968,000
                                                                    ===========

Income (Loss) from Operations:
  Brilliant Digital (2)(3) ..............................           $(4,826,000)
  Altnet ................................................            (1,358,000)
  Discontinued Operations (4) ...........................              (165,000)
                                                                    -----------
       Total income (loss) ..............................           $(6,349,000)
                                                                    ===========
----------
(1) Transactions between the two segments are primarily cash transfers to fund Altnet operations.
(2)  Includes depreciation of $66,000.
(3)  Includes a debt discount of $3,169,000.
(4)  Digital Hip Hop and BII Australia  were closed as of the beginning of 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002


14.      COMMITMENTS AND CONTINGENCIES

         The Company had two fixed asset financing notes (Note 6), which have been paid and canceled as of December 31, 2002.

         The Company leases its facilities under operating lease agreements expiring through 2003. The Company has signed 2 new, two-year, facility lease agreements in February 2003. Future minimum annual payments for the Australian facility are $31,000 and $70,000 for the US office. As of February 2003 the commitment under these leases the obligation is as follows:

               YEAR                                 AMOUNT
         -----------------                       -------------

               2003                                   $92,500
               2004                                   101,000
               2005                                     8,500
                                                 -------------
                                                     $202,000
                                                 =============

         Rent expense was $176,000 and $65,000 for the year ended December 31, 2001 and the year ended December 31, 2002, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by this Item 9 will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated by this reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  See attached Exhibit Index.

         (b) Reports on Form 8-K.

                  None.

ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to our Chief Executive Officer and Chief Financial Officer, subsequent to the date of the evaluation.

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

                                POWER OF ATTORNEY

         The undersigned directors and officers of Brilliant Digital Entertainment, Inc. do hereby constitute and appoint Robert Chmiel with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----

    /s/ Mark Dyne              Chairman of the Board of           April 11, 2003
-----------------------        Directors
      Mark Dyne

/s/ Kevin Bermeister           Chief Executive Officer,           April 11, 2003
-----------------------        President and Director
   Kevin Bermeister

 /s/ Rob Chmiel                Chief Financial Officer            April 11, 2003
-----------------------        (Principal Financial and
      Rob Chmiel               Accounting Officer) and
                               Chief Operating Officer

   /s/ Mark Miller             Director                           April 11, 2003
-----------------------
     Mark Miller


-----------------------        Director                           April 11, 2003
   Russell Simmons

    /s/ Ray Musci              Director                           April 11, 2003
-----------------------
      Ray Musci

  /s/ Garth Saloner            Director                           April 11, 2003
-----------------------
    Garth Saloner

 /s/ Jeff Scheinrock           Director                           April 11, 2003
-----------------------
   Jeff Scheinrock

    /s/ Abe Sher               Director                           April 11, 2003
-----------------------
       Abe Sher

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin Bermeister, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 11, 2003
                                                      /s/ Kevin Bermeister
                                                     -----------------------
                                                     Kevin Bermeister
                                                     Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Chmiel, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Brilliant Digital Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 11, 2003
                                                      /s/ Robert Chmiel
                                                     -----------------------
                                                     Robert Chmiel
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
-------         ----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended by that certain Amendment to Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

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

10.4 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.5 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
                10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.6 Standard Form Lease Agreement, dated May 16, 1997, between Topanga & Victory Partners L.P. and Registrant. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.7 Executive Employment Agreement, dated as of January 1, 2001, by and between Registrant and Kevin Bermeister. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

10.8 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay I, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.9 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.10 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.11 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged ad consent to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
-------         ----------------------------------------------------------------

10.12 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.13 Form of Warrant to Purchase Common Stock of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.14 Security and Pledge Agreement, dated May 23, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit
                10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.15 Guaranty, dated May 23, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.16 Rights Agreement Amendment, dated as of May 9, 2001, between Registrant and U.S. Stock Transfer Corporation, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of December 21, 2001.

10.17 Technology Bundle License Agreement, dated as of October 2, 2001, by and between Registrant and Consumer Empowerment B.V., a company organized under the laws of The Netherlands. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.18 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.19 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Capel Capital Ltd. Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.20 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Harris Toibb. Incorporated by reference to Exhibit
                10.43 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.21 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Capel Capital Ltd. Incorporated by reference to Exhibit
                10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.22 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.23 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Capel Capital Ltd. Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.24 Amendment Number Two to Note and Warrant Purchase Agreements, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.25 Amendment Number One to Secured Convertible Promissory Notes, dated December 19, 2001, in favor of Harris Toibb. Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
-------         ----------------------------------------------------------------

10.26 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.27 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Europlay 1, LLC. Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.28 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.29 Amendment Number One to Security and Pledge Agreement, dated as of December 19, 2001, by and between Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.30 Security and Pledge Agreement, dated as of December 19, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to
                Exhibit 10.53 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.31 Investor Rights Agreement, by and between Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital Ltd. Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.32           Guaranty,  dated  December  19,  2001,  made  by B3D,  Inc.  and
                Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.33 Acknowledgement, Consent and Reaffirmation, dated December 19, 2001, by Brilliant Studios, Inc. and B3D, Inc. Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.34 Form of Warrant to Purchase Common Stock from March 7, 2002 and March 20, 2002 financings. Incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.35 Form of Warrant to Purchase Common Stock from April 2, 2002 financing. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.36 Form of Warrant to Purchase Common Stock from April 23, 2002 financing. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.37 Warrant to Purchase Common Stock, dated February 1, 2002, issued in favor of VoxPop, LLC. Incorporated by reference to Exhibit
                10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.38 Form of Warrant to Purchase Common Stock, dated April 5, 2002, issued in favor of The Rose Group. Incorporated by reference to
                Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.39 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of Business Development Experts, Inc. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
-------         ----------------------------------------------------------------

10.40 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of mPRm Public Relations. Incorporated by reference to
                Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.41 Warrant to Purchase Common Stock, dated April 22, 2002, issued in favor of KaZaA, B.V. Incorporated by reference to Exhibit
                10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.42 Common Stock and Warrant Purchase Agreement dated August 26, 2002, by and among Registrant and Harris Toibb, Markev Services, LLC, Ronald Lachman, David Wilson, Bob Haya and Scott Hergott. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.43 Form of Warrant to Purchase Common Stock from August 26, 2002 financing. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.44 Warrant to Purchase Common Stock, dated August 28, 2002, issued in favor of SRO Consulting, Inc. Incorporated by reference to
                Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.45 Letter Agreement, dated August 19, 2002, between Registrant and Europlay Capital Advisors, LLC. Incorporated by reference to
                Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.46 Letter Agreement, dated October 2, 2002, among Registrant and the holders of Registrant's Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.47 Form of Amendment Number One to Secured Convertible Promissory Note dated as of December 19, 2001. Incorporated by reference to
                Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.48 Form of Amendment Number Two to Secured Convertible Promissory Note dated as of May 23, 2001. Incorporated by reference to
                Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.49 Form of Warrant issued in connection with extension of maturity date of Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.50 Contractor, Confidential Information and Non-Solicitation Agreement, dated as of February 2002, between Registrant and Abe Sher. Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.