Form 10QSB
period 2003-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-05-20
CIK 1022844

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 32,114,978 shares issued and outstanding as of May 1, 2003.

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

          Condensed Consolidated Balance Sheet as of March 31, 2003............3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2003 and March 31, 2002.................4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2003 and March 31, 2002.................5

          Notes to Consolidated Financial Statements...........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................12

Item 4.   Evaluation of Disclosures, Controls and Procedures..................29

PART II   OTHER INFORMATION...................................................30

Item 2.   Changes in Securities and Use of Proceeds...........................30

Item 6.   Exhibits............................................................30

          Signatures and Certifications.......................................31

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                       MARCH 31,
                                                                         2003
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ................................         $     58
    Restricted cash ..........................................               75
    Marketable securities ....................................              147
    Accounts receivable, net .................................              604
    Other assets, net ........................................            1,245
                                                                       --------
Total current assets .........................................            2,129
Property, plant and equipment, net ...........................               43
Other assets, net ............................................              331
                                                                       --------
Total assets .................................................         $  2,503
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................         $  1,201
    Accrued expenses .........................................              463
    Deferred revenue .........................................            1,123
    Capital financing, net of discount .......................            3,507
                                                                       --------
Total current liabilities ....................................            6,294
Deferred revenue .............................................            1,457
Long-term debt ...............................................            1,201
Other long term liabilities ..................................               50
                                                                       --------
Total liabilities ............................................            9,002
Commitments and contingencies
Stockholders' deficit:
    Common stock .............................................               32
    Additional paid-in capital ...............................           55,296
    Accumulated deficit ......................................          (61,823)
    Cumulative other comprehensive loss ......................               (4)
                                                                       --------
Total stockholders' deficit ..................................           (6,499)
                                                                       --------
Total liabilities and stockholders' deficit ..................         $  2,503
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                          2002           2003
                                                        --------       --------
                                                      (unaudited)    (unaudited)

Revenues .........................................      $    293       $    586

Costs and expenses:
     Costs of revenues ...........................            52             34
     Sales and marketing .........................            22             89
     General and administrative ..................           557            686
     Research and development ....................            90            209
     Depreciation and amortization ...............            17             19
                                                        --------       --------
                                                             738          1,037
                                                        --------       --------
Loss from operations .............................          (445)          (451)
Other income (expense):
     Interest expense ............................          (866)          (446)
                                                        --------       --------
     Total other expense .........................          (866)          (446)
                                                        --------       --------
Net loss .........................................        (1,311)          (897)

Unrealized gain on marketable securities .........          --               32
Foreign currency translation adjustment
     (net of tax effects) ........................            (4)           (23)
                                                        --------       --------
Comprehensive loss ...............................      $ (1,315)      $   (888)

Basic and diluted net loss per share .............      $  (0.07)      $  (0.03)
                                                        ========       ========
Weighted average number of shares used in
     computing basic and diluted net loss
     per share ...................................        17,850         32,115
                                                        ========       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ---------------------
                                                            2002         2003
                                                          -------       -------
                                                         (unaudited) (unaudited)
OPERATING ACTIVITIES
Net loss ...........................................      $(1,311)      $  (897)
Adjustments to reconcile net loss to the net cash
   used in operating activities:
      Depreciation and amortization of debt
      discount on convertible financing agreements .          936            19
      Effect of accrued interest expense on
      convertible debt .............................         --             446
      Effect of warrant issued for patent rights ...         --              45
      Effect of warrants granted for services ......           21            20
      Changes in operating assets and liabilities:
         Accounts receivable .......................            1          (115)
         Other assets ..............................            2           (51)
         Accounts payable and accruals .............           46           429
         Deferred revenue ..........................         (229)           24
         Other long-term liabilities ...............          (65)         --
                                                          -------       -------
 Net cash used in operating activities .............         (599)          (80)


FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs .....          800          --
Proceeds from the issuance of capital financing ....          400          --
Repayments of notes payable ........................          (11)         --
Restricted cash ....................................         --             (75)
                                                          -------       -------
Net cash provided by (used in) financing
   activities ......................................        1,189           (75)
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .....................................          590          (155)

Effect of exchange rate changes on cash ............           (4)          (23)
Cash and cash equivalents at beginning of period ...          185           236
                                                          -------       -------
Cash and cash equivalents at end of period .........      $   771       $    58
                                                          =======       =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ........................................      $     4       $  --
                                                          =======       =======

                 See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:



The  following  table  summarizes  the  Company's   non-cash  related  financing
activity:



                                                        3/31/02       3/31/03
                                                       --------      --------
    Beneficial conversion feature--debt discount       $  3,057       $  --

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. and consolidated subsidiaries (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at March 31, 2003, had negative working capital of approximately $4,165 and a stockholders' deficit of approximately $6,499. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.



2.       STOCKHOLDERS' EQUITY

         Options and warrants representing common shares of 58,514,828 and 92,144,631 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 2002 and 2003, respectively, because they were anti-dilutive. The increase in the warrants is primarily due to warrants issued in connection with capital debt financing agreements and equity investments transacted from May 1, 2001 through September 30, 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


3.       COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under operating lease agreements, which expired during the 1st quarter of 2003. The Company signed two new, two-year, facility lease agreements in February 2003. As of March 2003, the commitments under these leases were as follows:



         YEAR            UNITED STATES           AUSTRALIA
      -----------        -------------         -------------

         2003              $ 25,000              $ 55,900
         2004                31,000                70,000
         2005                   300                 8,200
                           --------              --------
                           $ 56,300              $134,100
                           ========              ========

         Rent expense was $21,000 and $23,000 for the three months ended March 31, 2002 and March 31, 2003, respectively.



4.         MAJOR CUSTOMERS

         For the three months ended March 31, 2003, e-New Media represented 39% of the revenues with distribution and licensing rights of $229,000. Internet Fuel contributed 27% ($159,000) of the revenue, with media buys and impressions. Additionally, the Company earned 9% ($50,000) from Winstar for advertising and media buys and 7% ($43,000) from Trymedia for PC games. For the three months ended March 31, 2002, e-New Media represented 80% of the revenues with distribution and licensing rights ($229,000).



5.       SUBSEQUENT EVENTS

         On April 14, 2003, the Company signed a two-year Strategic Alliance, Marketing and Distribution Agreement (the "Strategic Agreement") with the owner and operator of a proprietary search toolbar software application which enables users to access content, products and services. Pursuant to the Strategic Agreement, the Company and the third party agreed to develop, market and distribute a customized version of the search toolbar and to operate an integrated sweepstakes and loyalty program for users of the Company's Altnet peer-to-peer software application. The search toolbar will be bundled and distributed with the "Altnet Loyalty Points Manager," the Company's points management software program. The Company received a refundable (under limited circumstances), non-recoupable signing bonus in the aggregate amount of $250,000 in April 2003, and will receive an

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


additional refundable (under limited circumstances) and recoupable advance of $375,000 upon the satisfaction of certain conditions, which the Company expects to satisfy prior to July 1, 2003. The advance will be applied against amounts that may become payable to the Company under the Strategic Agreement. The Strategic Agreement also provides for ongoing payments between the Company and the third party, based on the success in distributing the browser plug-ins and their performance.


6.       STOCK BASED COMPENSATION

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

         The fair value of options granted under the 1996 Plan is examined at the date of grant and is based on a Black-Scholes option pricing model with the following weighted-average assumptions for both of 2003 and 2002: interest rate of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50.0%; and expected life of the options of 3 years.

         In accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," no compensation cost for the Company's stock option plan has been recognized in the accompanying condensed financial statements. SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" which amends SFAS No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company has elected not to change to the fair value based method of accounting for stock-based compensation and had the compensation cost for the stock option plan been determined under the fair value, it would have been as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -------------------------------
                                                   2003                2002
                                                -----------         -----------

Net loss, as reported ..................        $  (897,000)        $(1,311,000)
Employee compensation expense ..........        $   (39,000)        $   (31,000)
                                                -----------         -----------
Net loss, pro forma ....................        $  (936,000)        $(1,342,000)
                                                ===========         ===========
Basic and diluted loss per share,
   as reported .........................        $     (0.03)        $     (0.07)
Basic and diluted loss per share,
   pro forma ...........................        $     (0.03)        $     (0.08)


7.       GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements, that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.



8.        NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         o We intend to sublicense to third parties our rights to the TrueNames patent (U.S. patent #5,978,791), which we license from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed.

         o We license our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications; and

         o We license our b3d software tools to creators of animated content.

         During the second half of 2002, we generated our first revenues from the distribution and sale of digital files over the Altnet network to users of the Kazaa Media Desktop file sharing software application (or KMD). Our agreement with Sharman Networks Limited, distributor of the KMD, allows us to distribute and sell digital files from the Altnet network to KMD users. A KMD user can download an Altnet file from the Altnet network in substantially the same manner as the user would download a digital file from other users of KMD applications. Pursuant to our agreement with Sharman, if a search query matches the description of one or more Altnet files, the matching Altnet files are currently displayed in the top four positions and every seventh file within the search results page of the KMD GUI. We pay Sharman a percentage of revenue generated from the distribution and sale of Altnet files to users of the KMD.

         During the second half of 2002, we began performing business development services in the United States under an agreement with Sharman Networks Limited. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. These transactions include the placement by third parties of banner advertisements on the KMD, software bundle transactions whereby a third party's software product is bundled with downloads of the KMD, and other partnering transactions. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. Pursuant to this arrangement, in February 2003, we assisted with an agreement between Sharman and MatchNet plc for the placement on the KMD of a "dating service" application that allows users of the KMD to search MatchNet's online database of dating profiles and subscribe to MatchNet's online dating service from the KMD.

         In October 2002, we licensed from Kinetech, Inc. rights to its TrueNames patent (U.S. patent #5,978,791) and all related intellectual property. We have a non-exclusive, sublicensable right to the Patent for the purpose of developing, marketing, renting and selling products and services, which, without the license, would infringe or contribute to the infringement of the Patent. In addition to using the patented technology to operate our own peer-to-peer business, we intend to identify other parties that might be infringing the patent and, where we deem appropriate, seek to sublicense the patent for a fee.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for bad debts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is quite limited, as we have adequate time to process and record actual results from operations.

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and our use of the consolidation method when accounting for our subsidiaries. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         Under SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At March 31, 2003, we had a reserve of $32,000 to cover three customers from whom collectibility is uncertain.

RESULTS OF OPERATIONS

         Under SAB 101 and SOP 97-2, revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment.

         REVENUES. Revenues increased 100% from $293,000 for the three months ended March 31, 2002 to $586,000 for the three months ended March 31, 2003. Distribution and technology revenue from a related party, which consists of revenue earned from the e-New media contract, was $229,000 for 2003 and 2002. Development fees and other revenues increased from $ 64,000 in 2002 to $357,000 in 2003 due to an increase in demand for our advertising and development services, resulting in an increase in revenues of $293,000 in 2003. A majority of the increase relates to $207,000 of revenue derived from Altnet sales, and the addition of $20,000 of revenues from our business development services for Sharman Networks.

         The following table shows revenues by product or service grouping:

                                           MARCH 31,      MARCH 31,       NET
            REVENUES                         2002           2003         CHANGE
--------------------------------------------------------------------------------

E-New Media Technology .............       $229,000       $229,000        --
Sharman Business Development .......           --         $ 20,000         6.8%
Altnet Sales .......................           --         $207,000        70.7%
Advertising and Development ........       $ 55,000       $130,000        25.6%
Software and DVD Sales .............       $  9,000           --          (3.1%)
                                           --------       --------       -----

Total Revenue ......................       $293,000       $586,000       100.0%
                                           ========       ========       =====


         COST OF REVENUES. Cost of revenues consists primarily of the amortization of licensing royalties to third parties and the direct costs of banner advertising. Cost of revenues decreased from $52,000 for the three months ended March 31, 2002 to $34,000 for the three months ended March 31, 2003. This represents a decrease of $18,000, or 35%, which is primarily due to the reduction in banner ad production created for Internet advertisers at a cost of $26,000 for the three months ended March 31, 2002.

         SALES AND MARKETING. Sales and marketing expenses increased by 304.5% from $22,000 for the three months ended March 31, 2002 to $89,000 for the three months ended March 31, 2003. Of the $89,000 incurred in the three months ended March 31, 2003, $77,000 pertains to fees to sales consultants for Altnet, Inc. and for our initial marketing efforts for Altnet, Inc.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased $129,000 or 23.2% from $557,000 for the three months ended March 31, 2002 to $686,000 for the three months ended March 31, 2003. This increase is primarily attributable to an increase in insurance costs of $18,000, an increase in investor relations of $18,000 plus an increase of $20,000 in warrant expense, attributable to two consultant agreements. For Kinetech, a warrant to purchase up to 5 million shares of our common stock at a nominal price of par value ($0.001 per share) was issued in the fourth quarter of 2002, for which we recorded $45,000 of warrant expense in the first quarter of 2003.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development of the Internet web site, the banner ads and the development of Altnet's Points
Manager. These costs increased 132.2% from $90,000 for the three months ended March 31, 2002 to $209,000 for the three months ended March 31, 2003 primarily due to an increase in web site development costs, principally in relations to the development of Altnet's Points Manager.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense has remained a consistent expense of $17,000 for the three months ended March 31, 2002 to $19,000 for the three months ended March 31, 2003, as the depreciable assets have not materially changed.

         OTHER INCOME AND EXPENSE. Other income and expense includes interest income and interest expense and debt discount on capital financing. Other income and expense decreased from an expense of $866,000 for the three months ended March 31, 2002 to $446,000 for the three months ended March 31, 2003. The expense is due to a non-cash debt discount expense of $793,000 and accrued interest expense of $73,000 for the three months ended March 31, 2002 incurred in connection with our sale of $3,014,150 in principal amount of Convertible Promissory Notes in 2001. During the first quarter of 2003, we expensed $370,000 of non-cash interest expense incurred due to the extension of the Convertible Promissory Notes. In addition, we incurred accrued interest expense of $76,000 in connection with the Notes during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  March  31,  2003,  our  cash  and  cash   equivalents   totaled
approximately $58,000. This is a decrease of $178,000 as compared to December 31, 2002.

         Cash flows from operating, financing and investing activities for the three months ended March 31, 2003 and 2002 are summarized in the following table:


               ACTIVITY:                         2002              2003
     ----------------------------------      -----------       -----------
     Continuing Operations ............      $  (599,000)      $   (80,000)

     Financing ........................      $ 1,189,000       $   (75,000)
     ----------------------------------      -----------       -----------

         Net cash of $80,000 used in operating activities during the three months ended March 31, 2003 was primarily attributable to a net loss from operations of $897,000 offset by an increase in Accounts Payable. This is compared to a net use of cash during the three months ended March 31, 2002 of $599,000 attributable to a net loss of $1,311,000.

         We lease our facilities under operating lease agreements, which expired during the 1st quarter of 2003. We signed two new, two-year, facility lease agreements in February 2003. As of March 2003, the commitments under these leases were as follows:


         YEAR            UNITED STATES           AUSTRALIA
      -----------        -------------         -------------

         2003              $ 25,000              $ 55,900
         2004                31,000                70,000
         2005                   300                 8,200
                           --------              --------
                           $ 56,300              $134,100
                           ========              ========


         Our operations generated negative cash flow during the three months ended March 31, 2002 and 2003, and we expect a significant use of cash during the upcoming 2003 fiscal year as we continue to initiate the business opportunity for Altnet, Inc. On April 14,2003 we signed a two-year Strategic Alliance, Marketing and Distribution Agreement with the owner and operator of a proprietary search toolbar software application. We received a refundable (under certain circumstances), non-recoupable signing bonus in the aggregate amount of $250,000 in April 2003, and will receive an additional refundable (under certain circumstances) and recoupable advance of $375,000 upon the satisfaction of certain conditions, which we expect to satisfy prior to July 1, 2003. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will be sufficient to fund our anticipated expenditures into the third quarter of 2003. Consequently, we will require additional equity or debt financing during 2003, the amount and timing of which will depend in large part on our spending program, and whether the signing bonus and expected advance will need to be refunded. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution.

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

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of our Independent Certified Public Accountants for the December 31, 2002 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2003, our cash balance was approximately $58,000 and our outstanding accounts payable and accrued expenses totaled $1,664,000 not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and have not attained profitability. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2003 we had an accumulated deficit of $61.8 million. We incurred comprehensive losses of $1.3 million and $0.9 million for the quarter ended March 31, 2002 and 2003, respectively. Additionally, as of the date of this 10-Q report, our current liabilities exceed our current assets. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. In fiscal 2002, we significantly reduced the development and marketing of our proprietary software authoring tools, and our services for serving "rich media" Internet banner advertisements (banner advertisements that use audio and animation). Additionally, we have ceased all internal production of three-dimensional animated content. While our past activities in these areas will continue to generate some future revenue, our business model assumes that our growth and a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which only became operational in the fourth quarter of 2002. This business model is not yet proven and we cannot make assurances that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants modified the opinion on our financial statements to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

         OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The promissory notes, which now mature on December 31, 2003, and accrued interest, may be converted by the holders at any time into shares of our common stock at a price of $0.1203 per share. The warrants attached to the promissory notes have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 69,768,745 shares of our Common Stock at an exercise price of $0.1353375 per share on 44,542,718 shares, and at an exercise price of $0.2091 on 25,226,028 shares. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders.

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

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of the warrants, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes (December 31, 2003), and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.16 on May 1, 2003, and on assumed closing share prices of $0.12, $0.08 and $0.04, which prices represent a 25%, 50% and 75% decline, respectively, in our May 1, 2003 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash, and that the holders would pay us the aggregate exercise price $6,028,300. The percentages are also based on 32,114,978 shares of our common stock outstanding on May 1, 2003.

Percentage Decline in                                           Percentage of
     May 1, 2003              Assumed          Shares of         Outstanding
    Closing Price          Closing Price      Common Stock       Common Stock
---------------------      -------------      ------------      -------------
         --                    $ 0.16*          75,683,821          70.2%
         25%                   $ 0.12           81,454,790          71.7%
         50%                   $ 0.08          122,182,184          79.2%
         75%                   $ 0.04          244,364,369          88.4%
------------------
         Based on the terms of the notes and warrants, if we sold securities at this share closing price the conversion price of the notes and exercise price of the warrants would be $0.1203 and $0.1353375 per share, respectively.

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

         The following table illustrates our capitalization as of May 1, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                                                  PERCENTAGE OF
                                                  SHARES OF       FULLY DILUTED
SECURITY                                         COMMON STOCK        SHARES
--------------------------------------------     ------------     ------------

Outstanding Common Stock ...................      32,114,978           37.2%
Convertible Promissory Notes,
   with accrued interest ...................      29,442,142           34.1%
Outstanding Warrants(1) ....................      12,601,571           14.6%
Outstanding Options ........................      12,160,500           14.1%
                                                  ----------          -----
  Fully Diluted Shares of
     Common Stock(2) .......................      86,319,191          100.0%
------------------
  1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on May 1, 2003, which was $0.16.
  2 This number excludes (i) 7,483,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at May 1, 2003, and (ii) 91,160,087 shares underlying warrants that have exercise prices ranging from $.1656 to $0.75 per share, and thus not "in-the-money."

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the Kazaa Media Desktop, and (3) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the three months ended March 31, 2003, we generated approximately 61% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop to computer users. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the Kazaa
Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected.

While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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


ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2003, we issued to Lee Jaffe warrants to purchase up to 165,000 shares of our common stock at an exercise price of $0.18 per share. The warrants have a term of 4 years. The warrants were issued to Lee Jaffe in consideration of consulting services provided to us. Lee Jaffe represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In February 2003, we issued to the Scheinrock Advisory Group warrants to purchase up to 350,000 shares of our common stock at an exercise price of $0.14 per share. The warrants have a term of 5 years. The warrants were issued to Scheinrock Advisory in consideration of consulting services provided to us. Scheinrock Advisory represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.



ITEM 6.  EXHIBITS

(a)      Exhibits - The following exhibits are filed as part of this report:

         10.1 Letter Agreement dated February 19, 2003 between Brilliant Digital Entertainment, Inc. and Scheinrock Advisory Group.

         99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: May 20, 2003          /s/ Tyler Tarr
                          ------------------------------------------------
                          By:    Tyler Tarr
                          Its: Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

Date:  May 20, 2003

                                        /s/ Kevin Bermeister
                                        -------------------------
                                        Kevin Bermeister
                                        Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Tyler Tarr, certify that:

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

Date:  May 20, 2003

                                        /s/ Tyler Tarr
                                        --------------------------
                                        Tyler Tarr
                                        Chief Financial Officer