Form 10KSB/A
period 2001-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-07-03
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB/A

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

         At June 24, 2003, the aggregate market value of the voting stock held by non-affiliates of the issuer was $11,236,608.

         At June 24, 2003, the issuer had 40,114,978 shares of Common Stock, $0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [_]   No [X]
                                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement with respect to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                 AMENDMENT NO. 2
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
             BRILLIANT DIGITAL ENTERTAINMENT, INC. ON APRIL 1, 2002

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

         In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have substantially reduced operations at Digital Hip Hop, the entity we formed to produce animated music videos for the World Wide Web, and have substantially reduced operations at Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company which employs a team of animators and programmers dedicated to animation production. We substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. We substantially reduced operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the reduction of Digital Hip Hop. The significant reduction of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded do not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

         Due to these changes in our business strategies, in 2001 we eliminated our internal production of 3D animation and substantially reduced our syndication of existing content. We have substantially reduced operations at Digital Hip Hop, the entity we formed to produce animated music videos for the World Wide Web, and have substantially reduced operations at Brilliant
Interactive Ideas Pty. Ltd., our Australian-based production company which employs a team of animators and programmers dedicated to animation production. We substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. We substantially reduced operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the significant reduction of Digital Hip Hop. The reduction of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded do not have the potential to generate, significant revenues. We now outsource the production of b3d content, primarily Brilliant Banners, to a number of facilities in the United States and overseas that have already licensed our tools. It is our intention to expand the number of third parties capable of creating Brilliant Banners, including the production departments of advertising agencies.

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

         During the fourth quarter of 2001, we substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous customers request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, and/or to our staff at Brilliant Interactive Ideas in Australia, many of whom (staff and licensees) are currently producing Brilliant Banners, and charge a fee for overseeing the project. We have substantially reduced the operations of Brilliant Interactive Ideas to coincide with reduction in animation design work.

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

                                     PART II

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

         In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have substantially reduced operations at Digital Hip Hop, the entity we formed to produce animated music videos for the World Wide Web, and have substantially reduced operations at Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company which employs a team of animators and programmers dedicated to animation production. We substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. We substantially reduced operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the reduction of Digital Hip Hop. The reduction of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded do not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

         During the fourth quarter of 2001, we substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices which were higher than previously paid. We do not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous customers request a quote for additional work or we are approached to produce additional web videos, we intend to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, and/or to our staff at Brilliant Interactive Ideas in Australia, many of whom (staff and licensees) are currently producing Brilliant

Banners, and charge a fee for overseeing the project. We have substantially reduced the operations of Brilliant Interactive Ideas to coincide with reduction in animation design work.

         During fiscal 2002, we are shifting our emphasis from our music videos and b3d toolset business to our Altnet peer-to-peer business and Internet advertising. We generate, or intend to generate in 2002, revenue in four principal ways:

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

         o We license our ad serving technology, which is used to display our Brilliant Banners, to third party operators of web sites and other Internet applications; and

         o In conjunction with our creative team in Australia, we create and produce Brilliant Banner ads, using our b3d software tools to produce the 3-dimensional ads, generating a production fee from our advertising clients; and

         o We license our b3d software tools to creators of animated content.

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

         Under SEC Staff Accounting Bulletin No. 101 and AICPA Statement of Position 97-2 (SOP 97-2), generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At December 31, 2001, we had a reserve of $53,000 to cover three customers from whom collectibility is uncertain.

RESULTS OF OPERATIONS

         REVENUES.

         ADVERTISING REVENUE: We derive advertising revenue by serving our Brilliant Banner advertisements on web sites and other Internet applications on behalf of our advertiser clients. Our clients pay us a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). In accordance with SOP 97-2 we recognize this revenue when the impressions are made or conversions delivered, and reflect this revenue in the Operating Statement as Development fees and other revenue.

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

         DEVELOPMENT FEES: We have received revenue for the development of new animated content for viewing in short segments, or Webisodes, on the Internet. We are no longer developing Webisodes. We have entered into development contracts for series of Webisodes developed over a period of time under which we are entitled to fixed minimum guaranteed payments. In accordance with SOP 97-2, the minimum guaranteed payments are recognized as revenue when the master file is delivered for each Webisiode to the publisher for use on their web sites, the terms of the sale are considered fixed (upon signing of the contract), and collectibility is probable. We develop or create the Webisodes based on the publishers' scripted storyboards. The publishers have approval rights and review the Webisodes as they are developed. The publisher reviews the content, look and feel or style of the Webisode, script, music, voice-overs, and all other facets of the Webisode. We recognize revenue from these sales upon delivery of the master file. Additionally, we receive an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes, which we recognize when the publisher notifies us that a royalty has been earned. We reflect this revenue in the Operating Statement as Development fees and other revenue.

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

                  Multipath Movies are 3D animated movies developed by us using of b3d toolset. We no longer produce copies of existing Multipath Movies or develop new Multipath Movies. All Multipath Movie development costs were capitalized and have since been expensed. The master file for each movie was delivered to our Woodland Hills office and CD-ROMs were duplicated, boxed in jewel cases and shipped to wholesalers. We recognized revenue upon delivery of the CD-ROMs to the wholesaler. The wholesalers delivered the product to retail stores for sale to end users. We provided a reserve for returns and bad debts. We reflected Multipath Movie revenues in the Operating Statement as Software sales.

                  We have entered into licensing agreements with web site publishers for the display of Webisodes and Multipath Movies on the publishers' web sites. We received an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes and Multipath Movies. Under some agreements, we received a fixed non-refundable minimum guaranteed payment. In accordance with SOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the publisher, the terms of the sale were considered fixed (upon the signing of the contract), and collectibility was probable. We recognized revenues for advertising when the publisher notified us that a royalty had been earned. We reflect these revenues in the Operating Statement as Development fees and other revenue. We no longer license Multipath Movies to publishers, and only license Webisodes to publishers on a very limited basis.

                  We have entered into licensing agreements with distributors for conversion of our Multipath Movies to the DVD format and for distribution to retailers. We entered into contracts under which we received fixed, non-refundable minimum guaranteed payments. In accordance with SOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the distributor, the terms of the sale were considered fixed (upon signing of the contract), and collectibility was probable. We reflect these revenues in the Operating Statement as Development fees and other revenue. We are o longer selling our Multipath Movies in the DVD format.

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

         Revenues increased 76% from $1,030,000 for the year ended December 31, 2000 to $1,816,000 for the year ended December 31, 2001. The increase is primarily due to (i) the increase in production fees related to the production of animated music videos by Digital Hip Hop, (ii) a full year of revenues recognized through our distribution and technology agreements with e-New Media, and (iii) an increase in advertising revenues due to increased demand. The increase was partially offset by a decrease in software and DVD sales.

              REVENUES                     2001            2000       NET CHANGE
              --------                     ----            ----       ----------

Animated Music Videos ............      $  381,000            --         36.9%
E-New Media Technology ...........      $  917,000      $  612,000       29.6%
                                        ----------      ----------     ------
Advertising and Development ......      $  509,000      $  309,000       20.4%
                                        ----------      ----------     ------
Software and DVD Sales ...........      $    9,000      $  109,000      (10.6%)
                                        ----------      ----------     ------

Total Cash Obligations ...........      $1,816,000      $1,030,000       76.3%
                                        ==========      ==========     ======

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


          COST OF REVENUES                 2001           2000       NET CHANGE
          -----------------                ----           ----       ----------

Animated Music Videos ............       $352,000           --          131.3%
Royalty and Development ..........       $111,000       $224,000        (42.2%)
                                         --------       --------      -------
Software Sales ...................           --         $ 44,000        (16.4%)
                                         --------       --------      -------

Total Cash Obligations ...........       $463,000       $268,000         72.7%
                                         ========       ========      =======


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

         Cash flows from operating, financing and investing activities for the years ended December 31, 2001 and 2000 are summarized in the following table (dollars in thousands):

               ACTIVITY:                             2001            2000
               ---------                             ----            ----

     Continuing Operations ................       $ (5,003)       $(15,669)
     Discontinuing Operations .............       $   (394)       $  5,079
     Investing ............................       $   --          $ (1,860)
     Financing ............................       $  2,541        $ 12,146

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

ITEM 7.    FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Certified Public Accountants............................34

Consolidated Balance Sheet as of December 31, 2001............................35

Consolidated Statements of Operations for the years ended
   December 31, 2000 and 2001.................................................36

Consolidated Statements of Stockholders' Deficit for the
   years ended December 31, 2000 and 2001.....................................37

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 2001.................................................38

Notes to Consolidated Financial Statements....................................40

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

Los Angeles, California
March 26, 2002

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                               DECEMBER 31, 2001
                                                               -----------------
ASSETS
Current assets:
     Cash and cash equivalents ..................................      $    185
     Accounts receivable, net ...................................            69
     Accounts receivable, related party .........................             4
     Other assets, net ..........................................           278
                                                                       --------
Total current assets ............................................           536
Property, plant and equipment, net (Note 9) .....................           139
Other assets, net ...............................................           443
                                                                       --------
Total assets ....................................................      $  1,118
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ...........................................      $    387
     Accrued expenses (Note 10) .................................         1,032
     Deferred revenue (Note 5) ..................................           917
     Notes payable, related parties .............................            27
     Capital financing, net of discount (Note 5) ................           194
     Current portion of note payable (Note 6) ...................           174
                                                                       --------
Total current liabilities .......................................         2,731
Note payable, less current portion (Note 6) .....................            32
Deferred Revenue (Note 5) .......................................         2,554
Other long term liabilities .....................................            50
                                                                       --------
Total liabilities ...............................................         5,367
Commitments and contingencies (Note 13)
Stockholders' deficit:
     Preferred Stock ($0.001 par value; 1,000,000
         shares authorized; no shares issued or
         outstanding) (Note 7) ..................................          --
     Common Stock ($0.001 par value; 150,000,000 shares
         authorized; 16,463,288 shares issued and
         outstanding) (Note 7 & Note 14) ........................            16
     Additional paid-in capital .................................        50,601
     Accumulated deficit ........................................       (54,577)
     Accumulated other comprehensive loss .......................          (289)
                                                                       --------
Total stockholders' deficit .....................................        (4,249)
                                                                       --------
Total liabilities and stockholders' deficit .....................      $  1,118
                                                                       ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Revenues:
    Software sales .....................................   $      9    $    109
    Distribution and technology revenue from related
       party ...........................................        917         612
    Development fees and other revenues ................        890         309
                                                           --------    --------
       Total revenues ..................................      1,816       1,030

Cost of revenues:
    Software sales .....................................       --            44
    Development fees and other costs ...................        463         224
                                                           --------    --------
       Total cost of revenues ..........................        463         268

Gross profit ...........................................      1,353         762
Operating expenses:
    Sales and marketing ................................        839       1,651
    General and administrative .........................      4,410       4,324
    Research and development ...........................      1,892       3,855
    Depreciation and amortization ......................        284         319
                                                           --------    --------
       Total operating expenses ........................      7,425      10,149
                                                           --------    --------
Loss from operations ...................................     (6,072)     (9,387)
Other income (expense):
    Export market development grant ....................        185         116
    Gain on foreign exchange transactions ..............         44          (1)
    Loss on disposal of equipment ......................         (2)       --
    Loss on investment in joint venture ................       (264)       (100)
    Interest income ....................................        291         257
    Interest expense ...................................       (817)        (93)
                                                           --------    --------
       Total other income (expense) ....................       (563)        179
                                                           --------    --------
Loss from continuing operations ........................   $ (6,635)   $ (9,208)
Loss from discontinued operations (Note 2) .............       (317)    (12,708)
Gain on disposal of discontinued operations
    (Note 2 & Note 5) ..................................        624        --
                                                           --------    --------
Net loss ...............................................   $ (6,328)   $(21,916)

Other comprehensive loss:
     Foreign currency translation adjustment ...........       (123)        (15)
                                                           --------    --------
Comprehensive loss .....................................   $ (6,451)   $(21,931)
                                                           ========    ========


Basic and diluted continuing operations ................   $  (0.41)   $  (0.62)
Basic and diluted for discontinued operations ..........   $   0.02    $  (0.85)
Basic and diluted net loss per share ...................   $  (0.39)   $  (1.47)
                                                           --------    --------

Weighted average number of shares used in
      computing basic and diluted net loss
      per share ........................................     16,236      14,931
                                                           ========    ========
                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                            COMMON STOCK                                   ACCUMULATED
                                      -----------------------   ADDITIONAL                    OTHER
                                        NO. OF                   PAID-IN     ACCUMULATED  COMPREHENSIVE
                                        SHARES       AMOUNT      CAPITAL       DEFICIT        LOSS          TOTAL
                                      ----------   ----------   ----------   -----------    ----------    ----------
BALANCE AT DECEMBER 31, 1999 ......   12,598,874   $       12   $   31,908   $  (26,333)   $     (151)   $    5,436
    Grant of stock options ........         --           --          1,642         --            --           1,642
    Exercise of stock options and
       warrants ...................      288,000         --          1,170         --            --           1,170
    Issuance of shares for joint
      venture investment ..........    2,554,589            3       11,087         --            --          11,090
    Shares issued for convertible
      debenture ...................      612,825            1        1,499         --            --           1,500
    Foreign exchange translation
       (net of tax of $0) .........         --           --           --           --             (15)          (15)
    Net loss ......................         --           --           --        (21,916)         --         (21,916)
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2000 ......   16,054,288           16       47,306      (48,249)         (166)       (1,093)
    Grant of warrants .............         --           --             42         --            --              42
    Issuance of shares to Investors      400,000         --            264         --            --             264
    Issuance of shares for services        9,000         --              6         --            --               6
    Beneficial conversion feature .                                  2,983         --            --           2,983
    Foreign exchange translation ..         --           --           --           --            (123)         (123)
    Net loss ......................         --           --           --         (6,328)         --          (6,328)
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2001 ......   16,463,288   $       16   $   50,601   $  (54,577)   $     (289)   $   (4,249)
                                      ----------   ----------   ----------   ----------    ----------    ----------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
OPERATING ACTIVITIES
Net loss ...............................................   $ (6,328)   $(21,916)
Adjustments to reconcile net loss to the net cash
    provided by (used in) operating activities:
      Depreciation and other amortization ..............      1,182       2,404
      Loss on investment in joint venture ..............        264         100
      Effect of stock options and warrants granted .....       --           849
      Gain on disposal of discontinued operations ......       (624)       --
      Issuance of common stock for services ............          6        --
      Issuance of common stock for joint venture .......         42        --
      Loss on disposal of equipment ....................        125        --
      Changes in operating assets and liabilities:
        Accounts receivable ............................        101          61
        Other assets ...................................        691      (1,341)
        Accounts payable and accruals ..................        455        (183)
        Deferred revenue ...............................       (917)      4,357
                                                           --------    --------
Net cash used in continuing activities .................     (5,003)    (15,669)
Net cash (used) provided in discontinued activities ....       (394)      5,079
                                                           --------    --------
Net cash used in operating activities ..................     (5,397)    (10,590)


INVESTING ACTIVITIES
Investment in joint venture ............................       --          (100)
Purchases of equipment .................................        (23)       (760)
                                                           --------    --------
Net cash used in investing activities ..................        (23)       (860)


FINANCING ACTIVITIES
Proceeds from issuance of shares .......................       --        12,222
Proceeds from capital financing ........................      2,614        --
Repayments of notes ....................................        (73)        (76)
                                                           --------    --------
Net cash provided by financing activities ..............      2,541      12,146
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ...................................     (2,879)        696

Translation adjustments ................................       (123)        (15)
Cash and cash equivalents at beginning of period .......      3,187       2,506
                                                           --------    --------
Cash and cash equivalents at end of period .............   $    185    $  3,187
                                                           --------    --------

Supplemental disclosure of cash flow
    information:
    Cash paid during the period for:
      Interest .........................................   $     20    $     63
                                                           --------    --------
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

         During the fourth quarter of 2001, the Company substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices, which were higher than previously paid. The Company does not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous partners request a quote for additional work or the Company is approached to produce additional web videos, the Company intends to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, and/or to staff at Brilliant Interactive Ideas in Australia, many of whom (staff and licensees) are currently producing Brilliant Banners, and charge a fee for overseeing the project. The Company has substantially reduced the operations of BII in Australia to coincide with the reduction in animation design work.

         The reduction in the content production and syndication activities has allowed the Company to focus its efforts and allocate its resources to the further development and exploitation of the creation of Brilliant Banner ads and its ad serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through its Altnet subsidiary.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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


REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 101 and AICPA Statement of Position 97-2 (SOP 97-2), generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services.

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

         In accordance with SOP 97-2, revenue related to the non-refundable minimum fixed fee is recognized when the master file is delivered to the customer, the terms of the sale are considered fixed, and collectibility is probable. Additional revenue, based on a percentage of sales, is recognized, upon notification by the distributor, that, a royalty has been earned by the Company. For distribution agreements, which cover a period of time in excess of one year and are exclusive for a geographic territory, the revenue is recognized on a straight-line basis over the life of the agreement. In the case of our distribution agreement with e-New Media, e-New Media paid the Company a non-refundable advance for distribution rights to our Multipath

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

Movies in specified territories. This advance is being recognized as revenue on a straight-line basis over the six-year term of the agreement. This revenue is included in the Operating Statement as Distribution and technology revenue from a related party.

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

         DEVELOPMENT FEES: The Company has received revenue for the development of new animated content for viewing in short segments, or Webisodes, on the Internet. The Company is no longer developing Webisodes. In the past the Company had entered into development contracts for series of Webisodes developed over a period of time under which the Company was entitled to fixed minimum guaranteed payments. In accordance with SOP 97-2, the minimum guaranteed payments are recognized as revenue when the master file is delivered for each Webisode to the publisher for use on their web sites, the terms of the sale are considered fixed (upon signing of the contract), and collectibility is probable. The Company develops or creates the Webisodes based on the publishers' scripted storyboards. The publishers have approval rights and review the Webisodes as they are developed. The publisher reviews the content, look and feel or style of the Webisode, script, music, voice-overs, and all other facets of the Webisode. The revenue is recognized from these sales upon delivery of the master file. Additionally, the Company receives an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes, which is recognized when the publisher notifies the Company that a royalty has been earned. This revenue is recognized in the Operating Statement as Development fees and other revenue.

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

                  The Company has entered into licensing agreements with web site publishers for the display of Webisodes and Multipath Movies on the publishers' web sites. The Company receives an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes and Multipath

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

Movies. Under some agreements, the fee is fixed non-refundable minimum guaranteed payment. In accordance with SOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the publisher, the terms of the sale were considered fixed (upon the signing of the contract), and collectibility was probable. The revenues are recognized for advertising when the publisher notified the Company that a royalty had been earned. These revenues are reflected in the Operating Statement as Development fees and other revenue. The Company no longer licenses Multipath Movies to publishers, and only license Webisodes to publishers on a very limited basis.

                  The Company has entered into licensing agreements with distributors for conversion of the Multipath Movies to the DVD format and for distribution to retailers. The Company entered into contracts under which fixed, non-refundable minimum guaranteed payments are received. In accordance with SOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the distributor, the terms of the sale were considered fixed (upon signing of the contract), and collectibility was probable. These revenues are reflected in the Operating Statement as Development fees and other revenue. The Company is no longer selling our Multipath Movies in the DVD format.

                  In the case of the software licensing agreement with e-New Media, e-New Media paid the Company a non-refundable advance for rights to the b3d toolset to produce its own Multipath Movies and to resell the toolsets within specified territories. The Company is recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. The revenue is reflected in the Operating Statement as Distribution and technology revenue from a related party.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

         Pursuant to the Investment Agreement in 2000, e-New Media acquired 666,667 shares of the Company's common stock at $6.00 per share, for aggregate proceeds to the Company of $4,000,000.

         On September 9, 2000 e-New Media purchased an additional 1,130,000 shares of the Company's common stock at $4.28 per share for proceeds of $4,837,000.

5.       SIGNIFICANT AGREEMENTS

DIGITAL HIP HOP

         In August 2000, the Company formed an entity to produce music videos for the Internet. The Company made an initial contribution of technology and $100,000 for a 50% ownership and operating control of the entity. In May 2001, the Company acquired an additional 25% of Digital Hip Hop by issuing 400,000 shares of the Company's common stock to the other two partners in Digital Hip Hop. Digital Hip Hop also received from the Company's wholly-owned subsidiary, B3D, Inc., a 5-year exclusive Alpha level license to its b3d production tool suite for the production of hip hop content for non-Asian markets.

         During the fourth quarter of 2001, the Company substantially reduced operations at Digital Hip Hop based on the limited prospects of additional web video production work. Past clients, including the Universal Music Group and Priority Records, were reluctant to make future commitments for incremental web videos at prices, which were higher than previously paid. The Company does not intend to actively market and promote the production of animated music videos for the Web. However, to the extent that previous partners request a quote for additional work or the Company is approached to produce additional web videos, the Company intends to outsource the production work to existing third party licensees of b3d Studio and b3d Studio Pro, and/or to staff at Brilliant Interactive Ideas in Australia, many of whom (staff and licensees) are currently producing Brilliant Banners, and charge a fee for overseeing the project.

CONVERTIBLE PROMISSORY NOTES

         In May 2001, the Company sold to Harris Toibb, Europlay 1, LLC (an entity in which the Company's Chairman has an ownership interest) and Preston Ford, Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 2,850,393 shares of the Company's Common Stock at exercise prices of $0.793 per share (with respect to 2,792,118 shares) and $0.858 per share (with respect to 58,275 shares). These securities were sold for an aggregate purchase price of $2,264,150. The Original Notes have a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of the Company's Common Stock at a conversion price of $0.706 per share. The Original Notes are secured by all of the Company's assets and the assets of the Company's subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. In connection with the Original Notes, and in accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $1,056,000, which is being amortized on a straight-line basis over the life of the Original Notes. The Original Notes and the Original Warrants were amended in the December 2001 financing transaction, as described below.

         On December 19, 2001, the Company entered into a financing transaction that was structured similarly to the financing conducted in May 2001, and involved one of the same investors. In the December financing transaction, the Company sold to Harris Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes") in the aggregate principal amount of $750,000 (the "Principal Amount") and warrants (the "New Warrants") to purchase up to that number of shares of the Company's Common Stock obtained by dividing 200% of the Principal Amount by the lesser of (i) $0.20, or (ii) the volume weighted average price of a share of the Company's Common Stock on the American Stock Exchange, or any

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. (Pacific Standard Time) on November 10, 2002 (items (i) and (ii) hereinafter referred to collectively as the "Conversion Price"). The New Warrants are exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of the Company's Common Stock at the Conversion Price. As with the Original Notes, the New Notes are secured by all of the Company's assets and the assets of the two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc. In connection with the New Notes, and in accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $295,000, which is being amortized on a straight-line basis over the life of the New Notes.

         As a condition to the December 2001 financing transaction, the Original Notes and the Original Warrants were amended to correspond to all the terms of the New Notes and New Warrants. As a consequence, Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. are able to convert the aggregate purchase price of the Original Notes and all accrued interest into shares of the Company's Common Stock at the much lower Conversion Price for the New Notes. In addition, these original investors are able to exercise the Original Warrants at a price per share equal to 1.125 times the much lower Conversion Price from the December 2001 financing. Pursuant to this amendment to the Original Notes and Original Warrants, the Company recorded an additional beneficial conversion feature of $1,632,000, which is being amortized on a straight-line basis over the remaining life of the Original Notes The estimated fair value of the warrants issued was determined by using the Black Scholes model with the following inputs: risk free rate of return 4.5%; volatility 50%; 3 year warrant life and no dividends.

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

                                DECEMBER 31, 2001

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

         The fair value of the all warrants issued, as examined at the date of grant, is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 75.0% and 75.0%; and expected life of the warrants of 3 years for both years.

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

         The following table summarizes warrant activity:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                                NUMBER
                                              OF SHARES        OPTION PRICE
                                             ----------       --------------
Outstanding at December 31, 1999 ........       805,000       $4.00 -- $8.00
Granted .................................       698,000       $5.94 -- $6.50
Exercised ...............................      (250,000)      $4.00 -- $5.50
Forfeited ...............................      (548,000)      $5.00 -- $8.00
                                             ----------       --------------
Outstanding at December 31, 2000 ........       705,000       $4.00 -- $6.50
Granted .................................     2,960,000       $4.00 -- $6.50
Exercised ...............................          --         $0.00 -- $0.00
Forfeited ...............................      (660,000)      $4.00 -- $6.29
                                             ----------       --------------
Outstanding at December 31, 2001 ........     3,005,000       $0.75 -- $5.50



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

         The following table summarizes stock option activity:

                                                NUMBER
                                              OF SHARES        OPTION PRICE
                                              ----------      --------------
Outstanding at December 31, 1999 ........      1,441,000      $1.50 -- $3.94
Granted .................................        915,000      $4.81 -- $7.00
Exercised ...............................        (38,000)     $1.50 -- $3.94
Forfeited ...............................       (203,000)     $1.50 -- $7.00
                                              ----------      --------------
Outstanding at December 31, 2000 ........      2,115,000      $1.50 -- $7.00
Granted .................................      1,681,000      $2.62 -- $0.16
Exercised ...............................           --
Forfeited ...............................       (827,000)     $5.94 -- $0.65
                                              ----------      --------------
Outstanding at December 31, 2001 ........      2,969,000      $5.94 -- $0.16
Exercisable at December 31, 2001 ........        862,000

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

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                      2001             2000
                                                -------------    --------------
Net loss, as reported .......................   $  (6,328,000)   $  (21,916,000)
Net loss, pro forma .........................   $  (6,686,000)   $  (22,893,000)
Basic and diluted loss per share, as reported   $       (0.39)   $        (1.47)
Basic and diluted loss per share, pro forma .   $       (0.41)   $        (1.53)


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

         The  significant   components  of  the  net  deferred  tax  assets  and
liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2001 are as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                                                    DECEMBER 31,
                                                                        2001
                                                                    -----------
Deferred tax assets:

   Net operating losses ..................................            6,001,000
   Temporary differences .................................              327,000
                                                                    -----------
   Total deferred tax assets .............................            6,328,000
   Valuation allowance ...................................           (6,328,000)
                                                                    -----------
Net deferred tax assets (liabilities) ....................          $      --
                                                                    ===========



         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                2001      2000
                                                                ----      ----

Federal income tax rate ....................................      34%       34%
Foreign and U. S. tax effect attributable to
   foreign operations ......................................     --        --
Effect of net operating loss and net operating loss
   carry forward ...........................................     (34)      (34)
                                                                ----      ----
Effective income tax rate ..................................       0%        0%
                                                                ====      ====

9.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      DECEMBER 31, 2001
                                                      -----------------


Computers and equipment............................          $1,322,000
Leasehold improvements.............................             185,000
Furniture and fixtures.............................             123,000
                                                      -----------------
                                                              1,630,000
Less accumulated depreciation......................          (1,491,000)
                                                      -----------------
                                                               $139,000
                                                      =================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

10.      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                       DECEMBER 31, 2001
                                                       -----------------

Employee compensation..............................             $825,000
Accrued Payroll Expenses...........................              143,000
Licensing..........................................               37,000
Other .............................................               27,000
                                                       -----------------
                                                              $1,032,000
                                                       =================

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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
                                                 -------------
                                                      $85,000
                                                 =============

         The Company leases its facilities under an operating lease agreement expiring in 2003. Future minimum payments as of December 31, 2001 under the lease are as follows:

              YEAR                                  AMOUNT
         ----------------                       -------------

              2002                                    83,000
              2003                                     7,000
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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

                                    PART III

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

                              BRILLIANT DIGITAL ENTERTAINMENT, INC.

                              By:     /s/ Tyler Tarr
                                    --------------------------
                                    Tyler Tarr
                              Its: Chief Financial Officer (Principal Financial and Accounting Officer)

                              SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----

           *                      Chairman of the Board            July 3, 2003
--------------------------           of Directors
       Mark Dyne

 /s/ Kevin Bermeister             Chief Executive Officer,         July 3, 2003
--------------------------           President and
    Kevin Bermeister                 Director

  /s/ Tyler Tarr                  Chief Financial Officer          July 3, 2003
--------------------------           (Principal Financial
       Tyler Tarr                    and Accounting Officer)

           *                      Director                         July 3, 2003
--------------------------
      Mark Miller

           *                      Director                         July 3, 2003
--------------------------
    Russell Simmons

           *                      Director                         July 3, 2003
--------------------------
       Ray Musci

           *                      Director                         July 3, 2003
--------------------------
     Garth Saloner

           *                      Director                         July 3, 2003
--------------------------
    Jeff Scheinrock

           *                      Director                         July 3, 2003
--------------------------
        Abe Sher

* By: /s/ Kevin Bermeister
     ---------------------
     Kevin Bermeister
     As Attorney-In-Fact

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

Date:    July 3, 2003

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

Date:    July 3, 2003

                                                      /s/ Tyler Tarr
                                                     -----------------------
                                                     Tyler Tarr
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

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