Form 10QSB/A
period 2002-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-07-03
CIK 1022844

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                  FORM 10-QSB/A

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

                                Yes [X]   No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 40,114,978 shares issued and outstanding as of June 25, 2003.

         Transitional Small Business Disclosure Format (check one):
                                Yes [_]   No [X]



================================================================================

                                 AMENDMENT NO. 2
                 TO THE QUARTERLY REPORT ON FORM 10-QSB FILED BY
              BRILLIANT DIGITAL ENTERTAINMENT, INC. ON MAY 15, 2002

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                       MARCH 31,
                                                                         2002
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ................................         $    771
    Accounts receivable, net .................................               71
    Other assets, net ........................................              236
                                                                       --------
Total current assets .........................................            1,078
Property, plant and equipment, net ...........................              127
Other assets, net ............................................              405
                                                                       --------
Total assets .................................................         $  1,610
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................         $    368
    Accrued expenses .........................................            1,096
    Deferred revenue .........................................              917
    Capital financing, net of discount .......................            1,123
    Current portion of notes payable .........................              137
                                                                       --------
Total current liabilities ....................................            3,641
Deferred revenue .............................................            2,326
Notes payable, less current portion ..........................               20
Other long term liabilities ..................................               50
                                                                       --------
Total liabilities ............................................            6,037
Commitments and contingencies
Stockholders' deficit:
    Common stock .............................................               22
    Additional paid-in capital ...............................           51,732
    Accumulated deficit ......................................          (55,888)
    Cumulative other comprehensive loss ......................             (293)
                                                                       --------
Total stockholders' deficit ..................................           (4,427)
                                                                       --------
Total liabilities and stockholders' deficit ..................         $  1,610
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                      (unaudited)    (unaudited)

Revenues .........................................      $    293       $    390

Costs and expenses:
     Costs of revenues ...........................            52             33
     Sales and marketing .........................            22            297
     General and administrative ..................           557          1,007
     Research and development ....................            90            678
     Depreciation and amortization ...............            17            120
                                                        --------       --------
                                                             738          2,135
                                                        --------       --------
Loss from operations .............................          (445)        (1,745)
Other income (expense):
     Export market development grant .............          --               33
     Gain on foreign exchange ....................          --               23
     Interest income (expense), net ..............          (866)            14
                                                        --------       --------
     Total other income (expense) ................          (866)            70
                                                        --------       --------
Loss from continuing operations ..................        (1,311)        (1,675)
Loss from discontinued operations ................          --             (460)
                                                        --------       --------
Net loss before income taxes .....................        (1,311)        (2,135)
Provision for income taxes .......................          --             --
                                                        --------       --------
Net loss .........................................        (1,311)        (2,135)

Foreign currency translation adjustment
     (net of tax effects) ........................            (4)           (62)
                                                        --------       --------
Comprehensive loss ...............................      $ (1,315)      $ (2,197)
                                                        ========       ========

Basic and diluted continuing operations
     loss per share ..............................      $  (0.07)      $  (0.10)
                                                        ========       ========
Basic and diluted for discontinued
     operations per share ........................      $  (0.00)      $  (0.03)
                                                        ========       ========
Basic and diluted net loss per share .............      $  (0.07)      $  (0.13)
                                                        ========       ========
Weighted average number of shares used in
     computing basic and diluted net loss
     per share ...................................        17,850         16,054
                                                        ========       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
                                                        (unaudited)  (unaudited)
OPERATING ACTIVITIES
Net loss ...........................................      $(1,311)      $(2,135)
Adjustments to reconcile net loss to the
   net cash used in operating activities:
      Depreciation and other amortization ..........          936           478
      Loss from discontinued operations ............         --             460
      Loss (gain) on foreign exchange ..............         --              25
      Effect of warrants granted ...................           21           298
      Changes in operating assets and
        liabilities:
         Accounts receivable .......................            1          (138)
         Other assets ..............................            2          (229)
         Accounts payable and accruals .............           46          (219)
         Deferred revenue ..........................         (229)         (229)
         Other long-term liabilities ...............          (65)          (60)
                                                          -------       -------
Total adjustments ..................................          712           386
                                                          -------       -------
Net cash used in continuing activities .............         (599)       (1,749)
Net cash used in discontinued operations ...........         --            (490)
                                                          -------       -------
Net cash used in operating activities ..............         (599)       (2,239)

INVESTING ACTIVITIES
Purchases of equipment .............................         --             (12)
                                                          -------       -------
Net cash used in investing activities ..............         --             (12)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of
   costs ...........................................          800          --
Proceeds from the issuance of capital
   financing .......................................          400          --
Repayments of notes ................................          (11)          (14)
                                                          -------       -------
Net cash provided by financing activities ..........        1,189           (14)
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .....................................          590        (2,265)

Translation adjustments ............................           (4)          (62)
Cash and cash equivalents at beginning
   of period .......................................          185         3,401
                                                          -------       -------
Cash and cash equivalents at end of
   period ..........................................      $   771       $ 1,074
                                                          =======       =======

Supplemental  disclosure of cash flow
information:  Cash paid during the period
for:
   Interest ........................................      $     4       $     4
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

         In January 2002, we issued the remaining $400,000 in principal amount of Secured Convertible Promissory Notes as part of the overall New Notes financing. In accordance with EITF 98-5 and EITF 00-27, a beneficial conversion feature of $337,000 was recorded in connection with this transaction, which is being amortized on a straight-line basis over the life of the New Notes.

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

         The Company has two fixed asset financing notes with future minimum payments as of March 31, 2002 as follows:

               YEAR                                 AMOUNT
         -----------------                       ------------

               2002                                    40,000
               2003                                    31,000
                                                 ------------
                                                      $71,000
                                                 ============

         The Company leases its facilities under operating lease agreements expiring through 2003. Future minimum payments as of March 31, 2002 under these leases are as follows:

               YEAR                                 AMOUNT
         -----------------                       ------------

               2002                                    62,000
               2003                                     7,000
                                                 ------------
                                                      $69,000
                                                 ============

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


                                                 UNITED                 UNITED
                                                 STATES     AUSTRALIA   KINGDOM
                                                --------    --------    --------
THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from unaffiliated customers ....    $151,000    $ 10,000    $  9,000
   Revenues from affiliated customers ......     229,000        --          --
                                                --------    --------    --------
   Total revenues ..........................    $380,000    $ 10,000    $  9,000
                                                ========    ========    ========
THREE MONTHS ENDED MARCH 31, 2002:
   Revenues from unaffiliated customers ....    $ 58,000    $  6,000        --
   Revenues from affiliated customers ......     229,000        --          --
                                                --------    --------    --------
   Total revenues ..........................    $287,000    $  6,000        --
                                                ========    ========    ========
LONG-LIVED ASSETS AS OF:
   March 31, 2002 ..........................    $479,000    $ 53,000        --
                                                ========    ========    ========


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

         In 2001, we substantially reduced our internal production and syndication of 3D animation, which we used primarily to distribute our Digital Projector, in order to reduce our costs and our cash burn rate. We have begun the process of discontinuing operations at Digital Hip Hop, the entity we formed to produce animated music videos for the World Wide Web, and have begun the process of discontinuing operations at Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company which employs a team of animators and programmers dedicated to animation production. We have begun the process of discontinuing operations at Digital Hip Hop based on the limited prospects of additional web video production work. We have begun the process of discontinuing operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers which occurred following the termination of our production agreement with Warner Bros. Online and the substantial reduction of operations at Digital Hip Hop. The substantial reduction of operations at Brilliant Interactive Ideas Pty. Ltd. and Digital Hip Hop has reduced costs in business segments that were not generating, and which we concluded did not have the potential to generate, significant revenues. The reduction in our content production and syndication activities has allowed us to focus our efforts and allocate our resources to the further development and exploitation of our advertising serving and authoring tools businesses, and to pursue the development of a private, peer-to-peer network business through our Altnet subsidiary.

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

         Under SEC Staff Accounting Bulletin No. 101 and AICPA Statement of Position 97-2(SOP 97-2), generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time.

RESULTS OF OPERATIONS

         REVENUES

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

                  We have entered into licensing agreements with web site publishers for the display of Webisodes and Multipath Movies on the publishers' web sites. We received an agreed upon percentage of revenue received by the publisher from advertising attached to the Webisodes and Multipath Movies. Under some agreements, we received a fixed non-refundable minimum guaranteed payment. In accordance withSOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the publisher, the terms of the sale were considered fixed (upon the signing of the contract), and collectibility was probable. We recognized revenues for advertising when the publisher notified us that a royalty had been earned. We reflect these revenues in the Operating Statement as Development fees and other revenue. We no longer license Multipath Movies to publishers, and only license Webisodes to publishers on a very limited basis.

                  We have entered into licensing agreements with distributors for conversion of our Multipath Movies to the DVD format and for distribution to retailers. We entered into contracts under which we received fixed, non-refundable minimum guaranteed payments. In accordance with SOP 97-2, the minimum guaranteed payments were recognized as revenue when the master file was delivered to the distributor, the terms of the sale were considered fixed (upon signing of the contract), and collectibility was probable. We reflect these revenues in the Operating Statement as

Development fees and other revenue. We are no longer selling our Multipath Movies in the DVD format.

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

         Cash flows from operating, financing and investing activities for the three months ended March 31, 2002 and 2001 are summarized in the following table:

     ACTIVITY:                                   2002              2001
     ---------                                   ----              ----

     Continuing Operations ............      $  (599,000)      $(1,749,000)
     Discontinuing Operations .........      $      --         $  (490,000)
     Investing ........................      $      --         $   (12,000)
     Financing ........................      $ 1,189,000       $   (14,000)


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

         At March 31, 2002, we had rental commitments for our office facility of $69,000 and two promissory notes for the financing of office furniture and computer equipment in the amount of $36,000 and $35,000 payable over the next 2 years. Our contractual obligations are as follows:

                 CONTRACTUAL                                 LESS THAN     1-3
                 OBLIGATIONS                        TOTAL     1 YEAR      YEARS
                 -----------                       -------    -------    -------
Capital Leases ................................    $71,000    $40,000    $31,000
Operating Lease ...............................    $69,000    $62,000    $ 7,000
                                                   -------    -------    -------

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

         The following table illustrates our capitalization as of May 6, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

SECURITY                               SHARES OF             PERCENTAGE OF FULLY
                                     COMMON STOCK               DILUTED SHARES
----------------------------         ------------            -------------------

Outstanding Common Stock               24,731,142                  25.6%
Convertible Promissory Notes           33,024,575                  34.2%
Outstanding Warrants(1)                35,885,272                  37.2%
Outstanding Options                     2,944,000                   3.0%
                                     ------------            -------------------
  Fully Diluted Shares of
     Common Stock(2)                   96,584,989                 100.0%
------------------
1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on May 6, 2002, which was $0.36.
2 This number excludes 410,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that currently are not the subject of an outstanding stock option or other award.

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

                                           BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date:  July 3, 2003                          /s/ Tyler Tarr
                                           ----------------------------
                                           By:  Tyler Tarr
                                           Its: Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)

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