Form 10QSB/A
period 2002-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-07-03
CIK 1022844

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

         Cash flows from operating, financing and investing activities for the six months ended June 30, 2002 and 2001 are summarized in the following table:

         ACTIVITY:                              2002                 2001
         --------                               ----                 ----

         Continuing Operations             $ (1,470,000)        $ (2,876,000)
         Discontinuing Operations          $         --         $   (311,000)
         Investing                         $         --         $    (21,000)
         Financing                         $  1,607,000         $  2,241,000

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

         The following table illustrates our capitalization as of August 2, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                       SHARES OF             PERCENTAGE OF FULLY
SECURITY                             COMMON STOCK               DILUTED SHARES
----------------------------         ------------            -------------------

Outstanding Common Stock               24,891,142                  33.5%
Convertible Promissory Notes           33,755,181                  45.4%
Outstanding Warrants(1)                10,368,874                  13.9%
Outstanding Options                     5,324,000                   7.2%
                                      -----------            -------------------
  Fully Diluted Shares of
     Common Stock(2)                   74,339,197                 100.0%
------------------
1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on August 2, 2002, which was $0.17.
2 This number excludes (i) 14,530,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 2, 2002, and (ii) 49,897,160 shares underlying warrants that have exercise prices ranging from $0.195 to $0.75 per share, and thus not "in-the-money."

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

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: July 3, 2003                    /s/ Tyler Tarr
                                    ------------------------------
                                    By:    Tyler Tarr
                                    Its:   Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

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