Form 10QSB/A
period 2002-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-07-03
CIK 1022844

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

         Revenues decreased 12% from $1,439,000 for the nine months ended September 30, 2001 to $1,269,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, our primary source of revenue was from our distribution and technology agreements with e-New Media, which generated $688,000 in revenue. Internet Fuel, an agent for placement of Internet advertising, provided revenues of $209,000 while Sharman Networks generated revenues of $154,000 as part of a revenue sharing agreement for advertising deals brokered by us. We also earned $79,000 in advertising revenues from Winstar Interactive, an advertising rep firm. In 2001, e-New Media generated $688,000, while Island Def Jam produced $250,000 related to web video production fees and Warner Bros. Online generated $240,000 of production and advertising revenue. We also earned $100,000 from an advertising agreement with Infogrames in 2001. The decrease in revenues in the 2002 period is due primarily to a reduction in revenues from the production of animated music videos following our substantial reduction of Digital Hip Hop operations in November 2001 and the discontinuation of production of our Superman series with Warner Bros. Online. This reduction was partially offset by the increase in advertising and other revenue from Internet Fuel, Winstar Interactive and Sharman Networks.

         COST OF REVENUES. Cost of revenues consists primarily of the amortization of licensing royalties payable to third parties and the direct costs associated with content production and animation design. Cost of revenues decreased significantly from $542,000 for the nine months ended September 30, 2001 to $158,000 for the nine months ended September 30, 2002. This represents a decrease of $384,000, or 71%, which is primarily due to the termination of production of content for Warner Bros. Online and the substantial reduction of Digital Hip Hop operations. Additionally there was a decrease in royalty expense, from $79,000 in 2001 to $59,000 in 2002, as two of our licensing agreements were fully amortized during 2001.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses decreased $981,000 or 28% from $3,505,000 for the nine months ended September 30, 2001 to $2,524,000 for the nine months ended September 30, 2002. The over-all decrease is a composite of the U.S office cutting expenses by $939,000 and the Australian office cutting expenses by $187,000. Additionally, due to the substantial reduction of Digital Hip Hop operations, expenses were further reduced by $532,000. This was offset by the addition of general and administrative expenses, including legal and consulting fees related to the establishment and launch of Altnet, of $675,000. This decrease in the U.S. office is primarily attributable to a decrease in salaries and employee benefits of $389,000 due to a reduction in headcount in the Los Angeles office, a decrease in insurance costs of $81,000, a reduction in the rent expense of $41,000, plus a reduction of $41,000 in travel costs. Expenses were additionally decreased by $532,000 by the closure of the Digital Hip Hop office in Los Angeles, of which $270,000 was attributable to payroll costs. With the commencement of operations of our Altnet peer-to-peer subsidiary, other consulting and professional fees increased by $125,000 in Los Angeles. In Australia, a cut in the production space and a reduction in the headcount caused a decrease in general and administrative costs of $187,000. The overall decrease in general and administrative expenses was partially offset by a one-time, non-cash expense of $279,000 that we incurred in connection with options and warrants issued for consulting services, primarily related to the launch of Altnet, during the 2002 period. Additionally, we incurred $10,000 of consulting expenses in the third quarter of 2002 related to the engagement of ECA.

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

         The following table illustrates our capitalization as of October 30, 2002, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                           SHARES OF         PERCENTAGE OF FULLY
SECURITY                                 COMMON STOCK          DILUTED SHARES
-----------------------------            ------------        -------------------

Outstanding Common Stock                   32,014,978                26.5%
Convertible Promissory Notes,
   with accrued interest                   34,494,092                28.6%
Outstanding Warrants(1)                    47,708,184                39.5%
Outstanding Options                         6,459,000                 5.4%
                                         ------------         ------------------
  Fully Diluted Shares of
     Common Stock(2)                      120,676,254               100.0%
------------------
1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on October 30, 2002, which was $0.32.
2 This number excludes (i) 13,495,375 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at October 30, 2002, and (ii) 70,035 shares underlying warrants that have exercise prices ranging from $0.3216 to $0.75 per share, and thus not "in-the-money."
------------------

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