Form 10QSB
period 2003-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-08-19
CIK 1022844

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 001-14480

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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 40,276,571 shares issued and outstanding as of August 1, 2003.

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

            Condensed Consolidated Balance Sheet as of June 30, 2003...........3

            Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2003 and June 30, 2002.........4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2003 and June 30, 2002...................5

            Notes to Consolidated Financial Statements.........................7

Item 2.     Management's Discussion and Analysis or Plan of Operation ........16

Item 3.     Controls and Procedures...........................................35

PART II     OTHER INFORMATION.................................................37

Item 2.     Changes in Securities and Use of Proceeds.........................37

Item 4.     Submission of Matters to a Vote of Security Holders...............38

Item 6.     Exhibits and Reports on Form 8-K..................................38

            Signatures........................................................40

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                       JUNE 30,
                                                                         2003
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents .................................        $    594
    Restricted cash (Note 2) ..................................              75
    Marketable securities (Note 2) ............................             147
    Accounts receivable, net ..................................           1,188
    Note Receivable (Note 4) ..................................             200
    Other assets, net .........................................             908
                                                                       --------
Total current assets ..........................................           3,112
Property, plant and equipment, net ............................              55
Purchased Technology Related Party (Note 2) ...................           1,652
License Rights (Note 8) .......................................           3,949
Other assets, net .............................................             137
                                                                       --------
Total assets ..................................................        $  8,905
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..........................................        $    638
    Accrued expenses ..........................................           1,869
    Note payable-net of discount (Note 3) .....................             132
    Guaranteed minimum payments (Note 8) ......................             360
    Deferred revenue ..........................................             730
    Capital financing, net of discount ........................           3,582
                                                                       --------
Total current liabilities .....................................           7,311
Long-term debt ................................................             142
Long-term Guaranteed Minimum Payments (Note 8) ................             720
                                                                       --------
Total liabilities .............................................           8,173

Stockholders' equity:
    Common stock ..............................................              46
    Additional paid-in capital ................................          61,631
    Accumulated deficit .......................................         (60,940)
    Cumulative other comprehensive loss .......................              (5)
                                                                       --------
Total stockholders' equity ....................................             732
                                                                       --------
Total liabilities and stockholders' equity ....................        $  8,905
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   --------------------    ---------------------
                                      THREE MONTHS              SIX MONTHS
                                      ENDED JUNE 30,          ENDED JUNE 30,
                                   --------------------    ---------------------
                                     2002        2003        2002        2003
                                   --------    --------    --------    --------
                                 (unaudited) (unaudited) (unaudited) (unaudited)

Revenues .......................   $    375    $  1,694    $    668    $  2,280

Costs and expenses:
     Costs of revenues .........        136         229         188         289
     Sales and marketing .......        103         308         125         397
     General and administrative       1,251       1,458       1,808       2,183
     Research and development ..         46         123         136         307
     Depreciation and
        amortization ...........         14          35          31          53
                                   --------    --------    --------    --------
                                      1,550       2,153       2,288       3,229
                                   --------    --------    --------    --------
Income (loss) from operations ..     (1,175)       (459)     (1,620)       (949)
Other income (expense):
     Other Income ..............       --         2,097        --         2,097
     Loss on write off of
        deferred fees ..........       --          (206)       --          (206)
     Interest expense ..........       (909)       (549)     (1,775)       (995)
                                   --------    --------    --------    --------
     Total other income
        (expense) ..............       (909)      1,342      (1,775)        896
                                   --------    --------    --------    --------
Net income (loss) ..............     (2,084)        883      (3,395)        (53)
Unrealized gain on marketable
   securities ..................       --          --          --            31
Foreign currency translation
   adjustment (net of tax
   effects) ....................         12        --             8        --
                                   --------    --------    --------    --------
Comprehensive income (loss) ....   $ (2,072)   $    883    $ (3,387)   $    (22)
                                   ========    ========    ========    ========

Basic and fully-diluted net
   income (loss) per share .....   $  (0.09)   $   0.01    $  (0.16)   $   --
                                   ========    ========    ========    ========

 Weighted average number of
   shares used in computing
   basic and fully-diluted net
   income (loss) per share .....     24,317      97,425      21,197      35,596
                                   ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                         ----------------------
                                                           2002           2003
                                                         -------        -------
                                                      (unaudited)    (unaudited)
OPERATING ACTIVITIES
Net income (loss) ................................       $(3,395)       $   (53)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization ..............           174             53
      Effect of accrued interest expense on
         convertible debt ........................         1,723            150
      Effect of warrants granted related to
         promissory notes ........................           229            414
      Effect of shares issued for investment in
         subsidiary ..............................          --            1,680
      Effect of warrants granted related to Joint
         Enterprise and other agreements .........          --            3,168
      Changes in operating assets and liabilities:
         Accounts receivable .....................          (140)          (583)
         Other assets ............................          --           (2,014)
         Accounts payable and accruals ...........           480          1,303
         Deferred revenue ........................          (457)        (1,824)
         Notes receivable ........................          --             (200)
         Other long-term liabilities .............           (84)            34
                                                         -------        -------
Net cash provided by (used in) operating
   activities ....................................        (1,470)         2,128

INVESTING ACTIVITIES
Purchase of equipment ............................          --              (23)
Purchased Intangibles ............................          --           (1,680)
                                                         -------        -------
Net cash used in investing activities ............          --           (1,703)

FINANCING ACTIVITIES
Proceeds from issuance of shares,
   net of costs ..................................         1,229             14
Proceeds from issuance of promissory notes net of
   discount ......................................          --              133
Proceeds from the issuance of capital financing ..           400           --
Repayments of notes payable ......................           (22)          --
Restricted cash ..................................          --             (222)
                                                         -------        -------
Net cash provided by financing activities ........         1,607            (75)
                                                         -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........           137            350

Effect of exchange rate changes on cash ..........             8              8
Cash and cash equivalents at beginning of period .           185            236
                                                         -------        -------
Cash and cash equivalents at end of period .......       $   330        $   594
                                                         =======        =======

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
   Interest ......................................       $     9        $  --
                                                         =======        =======

                 See Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-cash Financing Activity:

THE  FOLLOWING  TABLE  SUMMARIZES  THE  COMPANY'S   NON-CASH  RELATED  FINANCING
ACTIVITY:

                                                               JUNE 30,
                                                           ----------------
                                                            2002      2003
                                                           ------    ------
                                                             (unaudited)

     Beneficial conversion feature--debt discount .....    $3,320    $ --
     Debt discount and interest amortization ..........    $1,745    $  741
     Warrants issued in lieu of compensation ..........    $  229    $ --
     Shares issued for investment in subsidiary .......    $ --      $1,680
     Warrants issued for Joint Enterprise
        and other agreements ..........................    $ --      $3,168
     Warrants issued related to promissory notes ......    $ --      $  414

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at June 30, 2003, had negative working capital of approximately $4,199,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding and believes this will result in improved working capital. There can be no assurance, however, that the Company will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

2.       SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN ESTIMATE

         In February 2000, the Company entered into a certain agreement with e-New Media relating to distribution, production and licensing of the Company's B3D software suite and Multipath Movie Webisodes. At the inception of the agreement, the Company received advances of $2,500,000 related to the distribution and licensing portions of the agreement, which were to be recognized by the Company over six years, the term of the agreement. Under SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. During the second quarter ended June 30, 2003, the Company determined that it had met all of its obligations under the agreement with respect to delivery of master discs for the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


B3D software suite and Multipath Movie Webisodes, and in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), recognized as other income the remaining deferred balance of $2,097,000.

PURCHASED TECHNOLOGY

         The Company records intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination" and FAS 142 "Goodwill and other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 142 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. Purchased technology consists of licensing and other agreements which are stated at cost.

         On May 28, 2003, the Company entered into a Share Exchange and Option Agreement with Joltid, Ltd., the entity which prior to the transaction owned 49% of Altnet, Inc. Under the terms of the Agreement, the Company issued 7,000,000 unregistered shares of its common stock to acquire 1,102,500 shares of Altnet common stock (24.5%), and 1,000,000 unregistered shares of its common stock to obtain the option to purchase the remaining 1,102,500 shares of Altnet common stock (24.5%) at an exercise price of 0.1575 newly issued shares of the Company's common stock, for an aggregate purchase price of 7,000,000 shares of the Company's common stock for all such option shares. The option to purchase the remaining shares expires in May 2005. The Company now owns 75.5% of Altnet and continues to manage all of the day-to-day operations of Altnet. This transaction resulted in the recognition of $1,680,000 of purchased technology, relating to the rights contained in various Altnet agreements, including those under the Joltid Software License Agreement and the Sharman Joint Enterprise Agreement. The purchased technology rights are being amortized over their useful life of 5 years. The Company recognized $28,000 in amortization expense in the current quarter, leaving an unamortized balance of $1,652,000 on the balance sheet as of June 30, 2003.

RESTRICTED CASH

         At June 30, 2003, $75,000 of cash was pledged as collateral on outstanding convertible promissory notes and was classified as restricted cash on the balance sheet.

MARKETABLE SECURITIES

         The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholder's equity. At June 30, 2003, the Company had marketable securities of $147,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


EARNINGS PER SHARE

         Basic and fully diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants.

3.       STOCKHOLDERS' EQUITY

         Options and warrants representing common shares of 65,675,034 and 144,978,807 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 2002 and 2003, respectively, because they were anti-dilutive. The increase in the options and warrants is primarily due to warrants issued in connection with capital debt financing and the Sharman Joint Enterprise Agreement, and options issued in connection with the conversion of deferred compensation, the Joltid Share Exchange and Option Agreement, and annual employee option grants.

COMMON STOCK

         In May 2003, the Company purchased from Joltid Ltd., 1,102,500 shares of common stock of Altnet. As a result of the purchase, the Company increased its ownership from 51% to 75.5% of the outstanding voting securities of Altnet. The purchase price consisted of 7,000,000 unregistered shares of the Company's common stock. The Company also acquired from Joltid a two year option to purchase Joltid's remaining 1,102,500 shares of Altnet common stock for an exercise price per share of 0.1575 newly issued shares of the Company's common stock, for an aggregate purchase price of 7,000,000 shares of the Company's common stock for all of Joltid's remaining Altnet shares. For this option, the Company issued Joltid 1,000,000 unregistered shares of the Company's common stock. The company recognized $82,000 of warrant expense in conjunction with the transaction. This option to purchase the remaining shares expires in May 2005.

WARRANTS AND OPTIONS

         Under the terms of the Company's Deferred Compensation Plan ("Plan") dated January 1, 1997, a director (and prior employee of the Company) and a current executive, elected to exchange Plan benefits for stock options on May 30, 2003. In conjunction with this election, the Company issued 10,395,000 options to purchase common stock of the Company to the two individuals with an exercise price of $0.12 per share, when the average market price of the Company's stock for the five days preceding the grant date was equal to $0.23 per share. The options expire in May 2013. The intrinsic value of the options of $1,143,450 were equal to the total amount of deferred compensation, plus accrued interest owed to the two individuals, as of the date of the grant, May 30, 2003, and therefore the Company has not recognized any expense associated with the conversion.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


         In June 2003, the Company and its subsidiary entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The value of these warrants was determined to be $2,951,000. The Company is reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortizes the license rights over three years, the life of the agreement, and has recognized $82,000 of warrant expense in the current quarter reflecting the remaining unamortized amount of $2,869,000 as License Rights on the balance sheet as of June 30, 2003.

         In June 2003, the Company received $200,000 of additional financing in the form of promissory notes, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 1,066,666 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The value of these warrants was determined to be $414,100. The Company attributed 33% of the fair value of the warrants of $134,900 to debt discount to be amortized over the two-month life of the note, of which $67,430 was amortized in June 2003. The remaining value of $279,200 is reflected as deferred warrant expense and will be amortized over the two-month life of the note, of which $139,600 was amortized in June 2003. At June 30, 2003 the Company reflected a Note Payable of $132,000, and included the $137,000 of deferred warrant expense in Other Assets on the balance sheet.

4.       SIGNIFICANT AGREEMENTS

STREAMWAVES.COM, INC.

         On June 11, 2003, the Company entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for the Company's services, Streamwaves will pay the Company a percentage of revenue Streamwaves receives from sales of

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


its content to Altnet users. The Company will also provide Streamwaves and its customers with online payment processing services for a transaction fee. The Company loaned Streamwaves $200,000 in connection with this transaction pursuant to a secured promissory note, which note is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder. The Company also received a warrant to purchase 29,173,074 shares of Streamwaves common stock. The Company has determined that the warrant to purchase Streamwaves common stock has immaterial value at this time, and therefore has not recorded an asset associated with the warrant.

5.       COMMITMENTS AND CONTINGENCIES

         The Company signed two new, two-year, facility lease agreements in February 2003. As of June 30, 2003, the commitments under these leases were as follows:
                                      UNITED
                    YEAR              STATES           AUSTRALIA
                  --------           --------           --------

                      2003           $ 35,000           $ 18,900
                      2004             69,000             41,500
                      2005              5,000              7,000
                                     --------           --------
                                     $109,000           $ 67,400
                                     ========           ========

         Rent expense was $79,000 and $42,000 for the six months ended June 30, 2002 and June 30, 2003, respectively.

6.       MAJOR CUSTOMERS

         For the six months ended June 30, 2003, Sharman Networks contributed $890,000 (39%) of revenue related to our Patent Sublicense Agreement and e-New Media represented 20% of the revenues with distribution and licensing rights of $459,000. Excite contributed $111,000 (5%) of the revenue, from the amortization of a non-recoupable signing bonus and bounties earned on activated installations of the KMD.

7.       SUBSEQUENT EVENTS

         The Company is negotiating the extension of the June 2003 promissory notes, which were due on August 10, 2003, in the amount of $200,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


8.       RELATED PARTY TRANSACTIONS

         On May 28, 2003, Altnet entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $720,000 as a long-term liability. The Company has recorded the $1,080,000 related to the license rights under this agreement on the balance sheet as License Rights, and is amortizing the license rights on a straight-line basis over three years commencing July 1, 2003. In addition the Company paid Joltid $65,000 for services provided during the period and has an outstanding payable to Joltid of $ 44,251 as of June 30, 2003.

         The Company entered into a Patent Sublicense Agreement with Sharman Networks Limited, the distributor of the KMD. Pursuant to the Patent Sublicense Agreement, the Company granted Sharman Networks a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman Networks a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The value of these warrants was determined to be $2,951,000. The Company is reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortizes the license rights over three years, the life of the agreement, and has recognized $82,000 of warrant expense in the current quarter reflecting the remaining unamortized amount of $2,869,000 as License Rights on the balance sheet as of June 30, 2003.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


         As of June 30, 2003 the Company has an outstanding accounts receivable balance from Sharman Networks of $967,714, and an outstanding payable balance of $1,489,443.

         In June 2003, the Company received from Europlay Capital Advisors, an entity in which the Company's Chairman is an executive, $100,000 of additional financing in the form of a promissory note, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 533,333 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. The promissory note has been recorded, net of the applicable unamortized debt discount of $33,700, at $66,300 as of June 30, 2003.

         In 2003, the Company issued warrants to purchase shares of common stock in consideration for consulting services to Scheinrock Advisory Group, an entity owned by Jeff Scheinrock, a member of the Board of Directors. In addition the Company paid Scheinrock Advisory Group $43,000 for consulting services.

         In 2003, the Company paid Abe Sher, a member of the Board of Directors, $75,000 for consulting services.

9.       STOCK BASED COMPENSATION

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

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


disclosures in financial statements of the effects of stock-based compensation. The Company has elected not to change to the fair value based method of accounting for stock-based compensation and had the compensation cost for the stock option plan been determined under the fair value, it would have been as follows:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          2003            2002
                                                        -------         -------

Comprehensive income (loss),
   as reported .................................        $   (22)        $(3,387)
Employee compensation expense ..................            (79)            (60)
                                                        -------         -------
Net income (loss), pro forma ...................        $  (101)        $(3,447)
                                                        =======         =======
Basic and diluted income (loss)
   per share, as reported ......................        $  --           $ (0.16)
                                                        =======         =======
Basic and diluted income  (loss)
   per share, pro forma ........................        $  --           $ (0.16)
                                                        =======         =======

10.      GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

11.      NEW ACCOUNTING PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS No. 150 ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No.
150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         Through our Altnet, Inc. subsidiary, we operate a peer-to-peer-based content distribution network that allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files from the Altnet network. In June 2003, we purchased an additional 24.5% equity ownership interest in Altnet from Joltid, Ltd. (formally known as Blastoise, Ltd.) and now own 75.5% of the outstanding capital stock of Altnet and continue to manage all of its day-to-day operations. Joltid, the company from whom we license a substantial portion of Altnet's peer-to-peer technology, continues to own the remaining 24.5% of Altnet's common stock. We have an option to purchase the additional 24.5% from Joltid, under a Share Exchange and Option Agreement, which expires in May 2013.

         Additionally, through our b3d, Inc. subsidiary, we are a developer and server of "rich media" (which includes audio and animation) Internet banner advertisements, and a developer of software authoring tools used to create three dimensional (or 3D) animated content for use on the World Wide Web.

         During fiscal 2002, we shifted our emphasis from our Internet advertising and b3d toolset business to our Altnet peer-to-peer business. This shift in emphasis occurred gradually over the course of fiscal 2002, and came about primarily due to our limited financial resources, which have been unable to support both businesses. Until we have sufficient resources to support both businesses, we have indefinitely suspended substantially all of our Internet advertising and b3d toolset operations and intend to focus substantially all of our limited financial resources and efforts to grow the Altnet business. We intend to resume efforts once cash flow improves.

         We generate, or intend to generate, revenue in five principal ways:

         o We contract with content owners to distribute and sell their digital files to computer users over our Altnet peer-to-peer network. We charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to play the file the first time after it has been downloaded, and (iii) a negotiated percentage of the sales price a computer user pays to purchase a digital file. We also charge content owners and licensed distributors a transaction fee for processing online payments for digital files.

         o We perform business development services in the United States for Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application (or KMD), pursuant to an arrangement which gives us a portion of the revenue received by Sharman as a result of our efforts;

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

         During the second half of 2002, we generated our first revenues from the distribution and sale of digital files over the Altnet network to users of the KMD. Our agreement with Sharman Networks Limited, distributor of the KMD, allows us to distribute and sell digital files from the Altnet network to KMD users. A KMD user can download an Altnet file from the Altnet network in substantially the same manner as the user would download a digital file from other users of KMD applications. Pursuant to our agreement with Sharman, if a search query matches the description of one or more Altnet files, the matching Altnet files are currently displayed in the top four positions and every seventh file within the search results page of the KMD. We pay Sharman Networks a percentage of revenue generated from the distribution and sale of Altnet files to users of the KMD. We memorialized our agreement with Sharman Networks, and expanded upon it, in June 2003, when we entered into our Joint Enterprise Agreement. Under this agreement, we act as Sharman Networks exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. We were also granted a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. We will share in revenues derived from the browse channels with Sharman Networks. For this agreement, we issued Sharman Networks warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008.

         During the second half of 2002, we began performing business development services in the United States under an agreement with Sharman Networks. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the KMD application. These transactions include the placement by third parties of banner advertisements on the KMD, software bundle transactions whereby a third party's software product is bundled with downloads of the KMD, and other partnering transactions. We are paid a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. Pursuant to this arrangement, in February
2003, we assisted with an agreement between Sharman Networks and MatchNet plc for the placement on the KMD of a "dating service" application that allows users of the KMD to search MatchNet's online database of dating profiles and subscribe to MatchNet's online dating service from the KMD.

         We entered into a Patent Sublicense Agreement with Sharman Networks, pursuant to which we granted Sharman Networks a limited, non-exclusive sublicense to our rights to the TruNames patent (U.S. patent No. 5,978,791), which we license from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. We have a non-exclusive, sublicensable right to the patent for the purpose of developing, marketing, renting and selling products and services, which, without the license, would infringe or contribute to the infringement of the Patent. Sharman Networks will pay us a monthly license fee for its sublicense of the patent.

         In April 2003, we signed a two-year Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. with respect to its My Search toolbar, which enables users to access content, products and services. Pursuant to our agreement, the parties agreed to develop, market and distribute a customized version of the My Search toolbar and to operate an integrated sweepstakes and loyalty program for users of our Altnet peer-to-peer software application. The search toolbar will be bundled and distributed with the "Altnet Loyalty Points Manager," our point's management software program. We received a refundable (under limited circumstances), non-recoupable signing bonus in the aggregate amount of $200,000 in April 2003. We will be recognizing this bonus as revenue over the life of the agreement; as a result we recognized $25,000 as revenue during the three months ended June 30, 2003. In May 2003 we received an additional refundable (under limited circumstances) and recoupable advance of $300,000 to be earned when we satisfied certain conditions under the agreement. We have satisfied all of these conditions, and accordingly recognized $86,000 as revenue during the quarter ended June 30, 2003. The agreement also provides for ongoing payments between the parties, based on the success in distributing the browser plug-ins and their performance.

         On May 28, 2003 we entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid's Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, we agreed to pay Joltid a monthly fee based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount.

         On June 11, 2003, we entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for our services, we will be paid a percentage of revenue Streamwaves receives from sales of its content to Altnet users. We will also provide Streamwaves and its customers with online payment processing services for a transaction fee. We loaned Streamwaves $200,000 in connection with this transaction pursuant to a secured promissory note, which note is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder. We also received a warrant to purchase 29,173,074 shares of Streamwaves common stock. We have determined that the warrant to purchase Streamwaves common stock has immaterial value at this time, and therefore have not recorded an asset associated with the warrant.

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

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable, capitalization of purchased technology (intangibles), and our use of the consolidation method when accounting for our subsidiaries. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         Under SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At June 30, 2003, we had a reserve of $32,000 to cover three customers from whom collectibility is uncertain.

         We record intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination" and FAS 142 "Goodwill and other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 142 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized.

RESULTS OF OPERATIONS

         REVENUES. During the six months ended June 30, 2003, we continued to earn advertising and development revenues. For the first time we earned Patent Sublicense Revenue through our newly signed agreement with Sharman Networks. We recognize the Sharman Networks revenue on a monthly basis as earned. In addition we are now earning installation bounty and search revenue, which relates to our new agreement with The Excite Network. Subject to specific terms of the agreement, we are paid non-refundable bounties for each active installation of the Excite Activated Installation Toolbar bundled for distribution with our Altnet Loyalty Points Manager software application. In addition we will share in the gross profit generated from the Activated Installation Toolbar in the form of paid searches. We recognize The Excite Network revenues as Activated Installations are recorded, and as our gross profit share of paid searches is reported. We have also begun to recognize revenues as we continue to expand our business of providing digital content through the use of our peer-to-peer technology, primarily through our Altnet, Inc. subsidiary.

         Revenues increased 241% from $668,000 for the six months ended June 30, 2002 to $2,280,000 for the six months ended June 30, 2003. Distribution and technology revenue from a related party, which consists of revenue earned from the e-New Media contract, was $459,000 for 2003 and $250,000 for 2002. During the six months ended June 30, 2003, we recognized $890,000 of Patent Sublicense revenues under our new agreement with Sharman Networks, relating to its sublicense from us of the TrueNames patent. During the six months ended June 30, 2003, we recognized $369,000 in revenue relating to the sale of digital content, primarily through our Altnet subsidiary, and $148,000 of search revenue.

         The following table shows revenues by product or service grouping:

                                       JUNE 30,       JUNE 30,
             REVENUES                    2002           2003        NET CHANGE
--------------------------------      ---------      ----------     -----------

e-New Media Technology..........      $ 250,000      $  459,000     $  209,000
Patent Sublicense...............             --         890,000        890,000
Digital content.................             --         369,000        369,000
Search .........................             --         148,000        148,000
Advertising and Development.....        418,000         414,000         (4,000)
                                      ---------      ----------     ----------

Total Revenue...................      $ 668,000      $2,280,000     $1,612,000
                                      =========      ==========     ==========


         COST OF REVENUES. Cost of revenues consists primarily of the cost of providing internet bandwidth for Altnet and amortization of licensing royalties to third parties. Cost of revenues increased from $188,000 for the six months ended June 30, 2002 to $289,000 for the six months ended June 30, 2003. This represents an increase of $101,000, or 54%, which is primarily due to increased bandwidth costs resulting from increased distribution of digital files over the Altnet network.

         SALES AND MARKETING. Sales and marketing expenses increased by 218% from $125,000 for the six months ended June 30, 2002 to $397,000 for the six months ended June 30, 2003. Of the $397,000 incurred in the six months ended June 30, 2003, $185,000 pertains to fees to sales consultants for Altnet, Inc. and for our initial marketing efforts for Altnet, Inc. There was also $100,000 attributable to commissions paid for securing new business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs and professional fees. General and administrative expenses increased $375,000 or 21% from $1,808,000 for the six months ended June 30, 2002 to $2,183,000 for the six months ended June 30, 2003. This increase is primarily attributable to an increase of $221,600 in non-cash warrant expense, attributable to the 14,000,000 warrants issued to Sharman Networks under our Joint Enterprise Agreement and the 1,066,666 warrants issued in conjunction with the June 2003 promissory notes, in addition to an increase in payroll and related costs associated with the growth of our Altnet peer-to-peer business.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, Internet banner advertisements and the development of Altnet's Points Manager software application. These costs increased 126% from $136,000 for the six months ended June 30, 2002 to $307,000 for the six months ended June 30, 2003 primarily due to the development of Altnet's Points Manager.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Amortization expense is related to the amortization of Purchased Technology, associated with the acquisition of additional ownership interest in Altnet, from Joltid, Ltd. This Purchased Technology is being amortized over the life of the agreement, three years. We recognized $28,000 of amortization expense during the six months ended June 30, 2003. Depreciation expense has remained a consistent expense of $31,000 for the six months ended June 30, 2002 to $25,000 for the six months ended June 30, 2003, as the depreciable assets have not materially changed.

         OTHER INCOME AND EXPENSE. Other income and expense includes other income, interest expense and the amortization of debt discount on capital financing. Other income and expense increased from an expense of $1,775,000 for the six months ended June 30, 2002 to income of $896,000 for the six months ended June 30, 2003. This $2,671,000 increase was primarily attributable to the recognition of $2,097,000 of deferred revenues under the agreement with e-New Media, entered into in February 2000. As part of this agreement, we received advances of $2,500,000 that we were recognizing over six years, the term of the agreement. During the second quarter ended June 30, 2003, we determined we had met all of our obligations under the agreement with e-New Media. In light of these factors, we recognized the remaining balance of the deferred revenue relating to the agreement. We also had a $780,000 reduction in interest expense during 2003. For the six months ended June 30, 2002, the expense was due to a non-cash debt discount expense of $1,573,000 and accrued interest expense of $179,000 incurred in connection with the $3,014,150 in Convertible Promissory Notes. During the six months ended June 30, 2003, we amortized as non-cash interest expense, $741,000 of debt discount related to these Convertible Promissory Notes. In addition, we incurred accrued interest expense of $185,000 in connection with the notes during the six months ended June 30, 2003. During the quarter ended June 30, 2003 we wrote off $206,000 of unamortized fees relating to several agreements that were terminated in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  June  30,  2003,   our  cash  and  cash   equivalents   totaled
approximately $594,000. This is an increase of $358,000 as compared to December 31, 2002.

         Cash flows from operating, financing and investing activities for the six months ended June 30, 2003 and 2002 are summarized in the following table:

         ACTIVITY:                           2002              2003
         -------------------------       -----------       -----------

         Continuing Operations ....      $(1,470,000)      $ 2,128,000
         Investing ................      $      --         $(1,703,000)
         Financing ................      $ 1,607,000       $   (75,000)

         During the six months ended June 30, 2003, we had a net increase in cash of $358,000, which was primarily attributable to lump sum payments received under several agreements, including those with The Excite Network, Inc. and Sharman Networks. The net cash provided in operating activities of $2,128,000 during the six months ended June 30, 2003 was primarily the net result of non-cash related transactions recognized in conjunction with the acquisition of additional ownership in Altnet of $1,680,000, the issuance of warrants connected with the Sharman Joint Enterprise Agreement of $2,869,000, and the increase in accounts payable of

$1,272,000. These amounts were offset by a decrease in deferred revenue associated with a change in accounting estimate related to the e-New Media agreement of $2,097,000, and the decrease in Other Assets of $2,014,000 associated with the amortization deferred warrant expense.

         Net cash used in investing activities of $1,703,000 was primarily attributed to non-cash related transactions, including the $1,680,000 effect of recognizing the purchased technology associated with the acquisition of additional ownership in Altnet from Joltid, Ltd.

         Net cash used by financing activities was primarily attributed to a $222,000 increase in restricted cash and marketable securities, offset by $133,000 in proceeds from the sale of promissory notes, $67,000 of which was received from an affiliate of our Chairman. This is compared to a slight net increase in cash during the six months ended June 30, 2002 of $137,000. During 2002, the net loss of $3,395,000 was offset by the proceeds from the issuance of common stock of $1,229,000, as well as proceeds from the issuance of capital financing, and increases in accrued interest related to the then outstanding convertible debt of $400,000 and $1,723,000 respectively.

         We signed two new, two-year, facility lease agreements in February 2003. As of June 2003, the commitments under these leases were as follows:

                                      UNITED
                    YEAR              STATES           AUSTRALIA
                  --------           --------           --------

                      2003           $ 35,000           $ 18,900
                      2004             69,000             41,500
                      2005              5,700              7,000
                                     --------           --------
                                     $109,700           $ 67,400
                                     ========           ========


         Our operations generated negative cash flow during the six months ended June 30, 2002 and we are reporting a net loss for the six months ended June 30, 2003. We expect a significant use of cash during the remainder of the 2003 fiscal year as we continue to initiate the business opportunity for Altnet, Inc. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations, may not be sufficient to fund our anticipated expenditures into the fourth quarter of 2003. Consequently, we may require additional equity or debt financing during 2003, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

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

         In May 2003, the FASB issued SFAS No. 150 ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No.
150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2003, our cash balance was approximately $594,000 and our outstanding accounts payable and accrued expenses totaled $2,507,000 not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a net loss of $22,000 for the six months ended June 30, 2003. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2003 we had an accumulated deficit of $60.9 million. We incurred comprehensive losses of $3.4 million for the six months ended June 30, 2002 and despite the comprehensive income reported during the most recent quarter and year to date period, we anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities exceed our current assets.

         In fiscal 2002, we significantly reduced the development and marketing of our proprietary software authoring tools, and our services for serving "rich media" Internet banner advertisements (banner advertisements that use audio and animation). Additionally, we have ceased all internal production of three-dimensional animated content. While our past activities in these areas will continue to generate some future revenue, our business model assumes that our growth and a significant portion of our future revenues will be derived from our Altnet peer-to-peer business, which only became operational in the fourth quarter of 2002. This business model is not yet proven and we cannot make assurances that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants included an explanatory paragraph in their opinion on our financial statements wherein they expressed substantial doubt about our ability to continue as a going concern.

         OUR RECENT CAPITAL RAISING EFFORTS HAVE RESULTED IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS AND OUR FUTURE CAPITAL NEEDS WOULD INCREASE THIS DILUTION. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The holders may convert the promissory notes, which now mature on December 31, 2003, and accrued interest, at any time into shares of our common stock at a price of $0.1203 per share. The warrants attached to the promissory notes have an expiration date of May 23, 2004 and entitle the holders to purchase up to an aggregate of 69,768,745 shares of our Common Stock at an exercise price of $0.1353375 per share on 44,542,718 shares, and at an exercise price of $0.2091 on 25,226,028 shares. The exercise of the warrants would increase the number of shares outstanding and result in further dilution to our other stockholders.

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

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of the warrants, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes (December 31, 2003), and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.36 on August 1, 2003, and on assumed closing share prices of $0.27, $0.18 and $0.09, which prices represent a 25%, 50% and 75% decline, respectively, in our August 1, 2003 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash and that the holders would pay us the aggregate exercise price $6,028,300. The percentages are also based on 40,276,571 shares of our common stock outstanding on August 1, 2003

Percentage Decline in                                              Percentage of
   August 1, 2003              Assumed           Shares of          Outstanding
    Closing Price           Closing Price       Common Stock       Common Stock
---------------------       -------------       ------------       -------------
         --                     $0.36*            75,683,821            70.2%
         25%                    $0.27*            75,683,821            70.2%
         50%                    $0.18*            75,683,821            70.2%
         75%                    $0.09            101,164,040            71.5%
----------
* Based on the terms of the notes and warrants, if we sold securities at this share closing price the conversion price of the notes and exercise price of the warrants would be $0.1203 and $0.1353375 per share, respectively.

         Additionally, during 2002, we raised an additional $2,685,000 through the sale of 15,451,318 shares of common stock at an average price per share of $0.15, and in connection therewith issued warrants to purchase up to an additional 27,568,627 shares of common stock at exercise prices ranging from $0.148725 to $0.28125 per share. We anticipate that during the later part of 2003, we may need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

         The following table illustrates our capitalization as of August 1, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:


                                           SHARES OF         PERCENTAGE OF FULLY
SECURITY                                 COMMON STOCK           DILUTED SHARES
--------------------------------         ------------        -------------------

Outstanding Common Stock                   40,276,571               25.9%
Convertible Promissory Notes,
  with accrued interest                    30,083,213               19.3%
Outstanding Warrants(1)                    58,764,912               37.8%
Outstanding Options                        26,395,018               17.0%
                                         ------------              ------
  Fully Diluted Shares of
     Common Stock(2)                      155,519,714              100.0%
----------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on August 1, 2003, which was $0.36.
(2) This number excludes (i) 3,733,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 1, 2003, and (ii) 14,014,823 shares underlying warrants that have exercise prices ranging from $0.4385 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates our capitalization as of August 1, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:


                                           SHARES OF         PERCENTAGE OF FULLY
SECURITY                                 COMMON STOCK           DILUTED SHARES
--------------------------------         ------------        -------------------

Outstanding Common Stock                   40,276,571               18.7%
Convertible Promissory Notes, with
  accrued interest                         30,083,213               13.9%
Outstanding Warrants                      118,583,790               55.1%
Outstanding Options                        26,395,018               12.3%
                                         ------------              ------
  Fully Diluted Shares of
     Common Stock                         215,338,592              100.0%

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

         WE DO NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE AMERICAN STOCK EXCHANGE, AND OUR STOCK COULD BE DELISTED AT ANY TIME. Our common stock currently is quoted on the American Stock Exchange. For continued inclusion on the American Stock Exchange, we must meet certain tests, including maintaining a sales price for our common stock above $1.00 per share, and net tangible assets of at least $6 million. We currently are not in compliance with both the bid price and net tangible assets requirements. Specifically, we are not in compliance with the following listing requirements as set forth in the AMEX Company Guide:

         o Section 1003 (a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of our three most recent fiscal years;
         o Section 1003 (a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years;
         o Section 1003 (a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years; and
         o Section 1003 (a) (iv) in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

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

         TO DEVELOP PRODUCTS THAT CONSUMER'S DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The software market and the PC industry are subject to rapid technological developments. To develop products that consumer's desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make improvements to our technology while remaining competitive in terms of performance and price. This will require us to make investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate. Until we become profitable, we will need to fund these research and development efforts from proceeds we receive from equity or debt financings. We do not have sufficient resources to fund long term research and development, which is presently on hold.

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

         WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our ability to issue up to 700,000 shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making third parties less able to acquire us by offering to purchase shares of our stock at a premium to its market price. Our Board of Directors can issue up to 700,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our Board of Directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN NETWORKS COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman Networks for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the Kazaa Media Desktop in response to end user search requests. Additionally, through our business development arrangement with Sharman
Networks, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman Networks, which is generated as a result of our efforts. We also receive a monthly license fee from Sharman networks in connection with its license from us of rights to the TrueNames patent. If we do not maintain our strategic relationship with Sharman Networks, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the Kazaa Media Desktop, and (3) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the six months ended June 30, 2003, we generated approximately 80% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop to computer users. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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

         OUR  PROPRIETARY  TECHNOLOGY  MAY  NOT  BE  ADEQUATELY  PROTECTED  FROM
UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. Our ability to compete with other entertainment software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, patent, trade secret and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We have been issued two patents and have pending 6 additional patent applications, all-relating to our b3d toolset. We cannot be certain that our reliance on these laws and nondisclosure agreements will provide meaningful protection from unauthorized use by others. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         As of June 30, 2003, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2003, we issued 8,000,000 shares of our common stock to Joltid, Ltd. Of these shares, 7,000,000 shares were issued to Joltid, Ltd. as consideration for the purchase of 1,102,500 shares of the common stock of our majority-owned and controlled subsidiary, Altnet, Inc. As a result of the purchase, we now own 75.5% of the outstanding voting securities of Altnet. We simultaneously acquired from Joltid, Ltd. a two year option to purchase Joltid, Ltd.'s remaining 1,102,500 shares of Altnet common stock for an exercise price per share of 0.1575 newly issued shares of our common stock, or an aggregate exercise price of 7,000,000 shares of our common stock for all of Joltid, Ltd.'s remaining Altnet shares. As consideration for the grant of this option, we issued to Joltid, Ltd. 1,000,000 shares of our common stock. Joltid, Ltd. represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In June 2003, we issued to each of Michael Toibb and Europlay Capital Advisors, LLC (an entity in which Mark Dyne, our Chairman, has an ownership interest), warrants to purchase 533,333 shares of our common stock at an exercise price of $0.28125 per share. The warrants have a term of three years and are exercisable in full on September 11, 2003. The warrants were issued as partial consideration for the loan by each investor of $100,000 to us, which loans bear interest at ten percent per annum and are due and payable in full on August 10, 2003. Each of the investors in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In June 2003, we issued to Sharman Networks Limited warrants to purchase up to 14,000,000 shares of our common stock at an exercise price of $0.6096 per share. The warrants have a term of five years. The warrants were issued to Sharman Networks Limited in connection with, and as partial consideration for the rights granted to us in, the Joint Enterprise Agreement entered into in June 2003 between Sharman Networks Limited and our Altnet subsidiary. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. Sharman Networks Limited represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In May 2003, we issued to Mark Dyne (our Chairman) and Kevin Bermeister (our Chief Executive Officer and a member of our Board of Directors) options to purchase 8,208,500 and 2,186,018 shares, respectively, of our common stock at an exercise price of $0.12 per share. These options were issued to Mr. Dyne and Mr. Bermeister in exchange for the relinquishment of all their rights to receive cash payments under a deferred compensation plan. Each of Mr. Dyne and Mr. Bermeister in the transaction represented to us that he was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 23, 2003, we held our 2003 Annual Meeting of Stockholders. At the annual meeting, there were 32,114,978 shares entitled to vote, and 20,494,108 (64%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Mark Dyne, Kevin Bermeister, Mark Miller, Russell Simmons, Ray Musci, Garth Saloner, Jeff Scheinrock and Abe Sher.

         The following summarizes vote results for the proposal to elect Garth Saloner and Russell Simmons to serve as our Class I directors for three years and until their successors have been elected, which was the sole matter submitted to our stockholders for action at the annual meeting:

              Director                    For                  Withheld
              --------                    ---                  --------
           Garth Saloner               20,452,901               41,207
          Russell Simmons              20,452,901               41,207


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.1 Strategic Alliance, Marketing and Distribution Agreement dated April 14, 2003 between Brilliant Digital Entertainment, Inc. and The Excite Network, Inc.*

         10.2 Share Exchange and Option Agreement dated May 28, 2003 between Brilliant Digital Entertainment, Inc. and Joltid, Ltd.

         10.3 Joltid Software Licensing Agreement dated May 28, 2003 between Altnet, Inc. and Joltid, Ltd.*

         10.4 Form of Brilliant Digital Entertainment, Inc. Promissory Note dated June 11, 2003.

         10.5 Form of Warrant to Purchase Common Stock of Brilliant Digital Entertainment, Inc. dated June 11, 2003.

         10.6 Joint Enterprise Agreement dated June 23, 2003 between Altnet, Inc. and Sharman Networks Limited.*

         10.7     Warrant  to  Purchase   Common  Stock  of  Brilliant   Digital
                  Entertainment, Inc., dated June 23, 2003, issued to Sharman Networks Limited.

         10.8     Brilliant Digital  Entertainment,  Inc. Deferred  Compensation
                  Plan.

         10.9     Form  of  Brilliant  Digital   Entertainment,   Inc.  Deferred
                  Compensation Relinquishment Opportunity Agreement.

         31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

       * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated June 6, 2003 reporting Items 5 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: August 19, 2003                 /s/ Tyler Tarr
                                    -------------------------------------
                                    By:    Tyler Tarr
                                    Its:   Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)