Form 10QSB
period 2003-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2003-11-14
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                    6355 TOPANGA CANYON BOULEVARD, SUITE 520
                        WOODLAND HILLS, CALIFORNIA 91367
                    (Address of Principal Executive Offices)

                                 (818) 615-1500
                (Issuer's Telephone Number, Including Area Code)



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 41,351,571 shares issued and outstanding as of November 3, 2003.

         Transitional  Small Business  Disclosure Format (check one):
                              Yes [_]     No [X]

================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheet as of
         September 30, 2003....................................................3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30, 2003
         and September 30, 2002................................................4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2003 and
         September 30, 2002....................................................5

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ...........................................................17

Item 3.  Controls and Procedures..............................................36

PART II  OTHER INFORMATION....................................................38

Item 2.  Changes in Securities and Use of Proceeds............................38

Item 6.  Exhibits and Reports on Form 8-K.....................................38

         Signatures...........................................................39

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                   SEPTEMBER 30,
                                                                         2003
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents .................................        $     64
    Restricted cash (Note 2) ..................................              75
    Accounts receivable, net ..................................           2,481
    Note Receivable (Note 4) ..................................              99
    Other assets, net .........................................           1,906
                                                                       --------
Total current assets ..........................................           4,625
Property, plant and equipment, net ............................              95
Note Receivable (Note 4) ......................................              99
Purchased Technology Related Party (Note 2) ...................           1,568
License Rights (Notes 3 and 7) ................................           5,534
Other assets, net .............................................              13
                                                                       --------
Total assets ..................................................        $ 11,934
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..........................................        $    923
    Accrued expenses ..........................................           3,323
    Note payable-net of discount (Note 3) .....................             200
    Guaranteed minimum payments (Note 7) ......................             360
    Deferred revenue ..........................................             226
    Capital financing, net of discount ........................           3,657
                                                                       --------
Total current liabilities .....................................           8,689
Long-term debt ................................................             142
Long-term Guaranteed Minimum Payments (Note 7) ................             630
                                                                       --------
Total liabilities .............................................           9,461

Stockholders' equity:
    Common stock ..............................................              46
    Additional paid-in capital ................................          65,676
    Accumulated deficit .......................................         (63,282)
    Foreign currency translation ..............................              33
                                                                       --------
Total stockholders' equity ....................................           2,473
                                                                       --------
Total liabilities and stockholders' equity ....................        $ 11,934
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                       THREE MONTHS             NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   --------------------    --------------------
                                      2002       2003         2002        2003
                                   --------------------    --------------------
                                        (unaudited)             (unaudited)

Revenues ........................  $    601    $  1,343    $  1,269    $  3,623

Costs and expenses:
     Costs of revenues ..........        67         160         158         449
     Sales and marketing ........       133         390         258         788
     General and administrative .       716       2,079       2,524       4,264
     Research and development ...       (11)        115         222         421
     Depreciation and
        amortization ............        23          91          54         144
                                   --------------------    --------------------
                                        928       2,835       3,216       6,066
                                   --------------------    --------------------
Income (loss) from operations ...      (327)     (1,492)     (1,947)     (2,443)
Other income (expense):
     Other Income ...............      --          --          --         2,097
     Loss on write off of
        deferred fees ...........      --          --          --          (206)
     Interest expense ...........      (892)       (824)     (2,667)     (1,820)
                                   --------------------    --------------------
     Total other income (expense)      (892)       (824)     (2,667)         71
                                   --------------------    --------------------
Net income (loss) ...............    (1,219)     (2,316)     (4,614)     (2,372)
Unrealized Gain Marketable
   Securities
Foreign currency translation
   adjustment (net of tax
   effects) .....................        16        --            24          33
                                   --------------------    --------------------
Comprehensive income (loss) .....  $ (1,203)   $ (2,316)   $ (4,590)   $ (2,339)
                                   ====================    ====================


Basic and fully-diluted net
   income (loss) per share ......  $  (0.05)   $  (0.06)   $  (0.20)   $  (0.06)
                                   ====================    ====================
Weighted average number of
   shares used in computing
   basic and fully-diluted net
   income (loss) per share ......    25,212      40,316      22,602      35,836
                                   ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                            -------------------
                                                              2002        2003
                                                            -------     -------
                                                                 (unaudited)

OPERATING ACTIVITIES
Net loss ...............................................    $(4,614)    $(2,372)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization ....................        147         144
      Effect of accrued interest expense on
         convertible debt & capital financing ..........      2,578       1,820
      Effect of warrant amortization related to
         promissory notes ..............................       --           317
      Effect of warrant amortization related to purchase
         of license rights .............................       --           522
      Effect of warrant amortization related to
         agreements ....................................        342         514
      Changes in operating assets and liabilities:
         Accounts receivable ...........................       (423)     (1,877)
         Other assets ..................................       --           140
         Accounts payable and accruals .................       (457)      3,011
         Deferred revenue ..............................       (686)     (2,182)
         Notes receivable ..............................       --          (197)
         Other long-term liabilities ...................      1,076          35
                                                            -------     -------
Net cash (used in) provided by operating
   activities ..........................................     (2,037)       (125)

INVESTING ACTIVITIES
Purchase of equipment ..................................         (7)        (70)
                                                            -------     -------
Net cash used in investing activities ..................         (7)        (70)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs .........      2,286          37
Proceeds from issuance of promissory notes net
   of discount .........................................       --           200
Proceeds from the issuance of capital financing ........        400        --
Repayments of notes payable ............................        (66)       --
Restricted cash ........................................       --          (222)
                                                            -------     -------
Net cash provided by financing activities ..............      2,620          15
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .........................................        576        (180)

Effect of exchange rate changes on cash ................         24           8
Cash and cash equivalents at beginning of period .......        185         236
                                                            -------     -------
Cash and cash equivalents at end of period .............    $   785     $    64
                                                            =======     =======

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
   Interest ............................................    $    15     $  --
                                                            =======     =======

                 See Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-cash Financing Activity:

THE  FOLLOWING  TABLE  SUMMARIZES  THE  COMPANY'S   NON-CASH  RELATED  FINANCING
ACTIVITY:

                                                             SEPTEMBER 30,
                                                           ----------------
                                                            2002      2003
                                                           ------    ------
                                                              (unaudited)

     Beneficial conversion feature--debt discount .....    $3,320    $ --
     Debt discount and interest amortization ..........     2,355     1,820
     Warrants issued in lieu of compensation ..........       279      --
     Effect of warrant amortization related to purchase
         of license rights ............................      --         522
     Effect of warrant amortization related to
        agreements ....................................      --         514
     Warrant amortization related to promissory notes .      --         317

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at September 30, 2003, had negative working capital of approximately $4,064,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding and believes this will result in improved working capital. There can be no assurance, however, that the Company will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and majority owned and controlled domestic and foreign subsidiaries. Intercompany transactions have been eliminated.

CHANGE IN ESTIMATE

         In February 2000, the Company entered into an agreement with e-New Media relating to distribution, production and licensing of the Company's B3D software suite and Multipath Movie Webisodes. At the inception of the agreement, the Company received advances of $2,500,000 related to the distribution and licensing portions of the agreement, which were to be recognized by the Company over six years, the term of the agreement. Under SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably  assured.  In

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


June 2003, the Company determined that it had met all of its obligations under the agreement with respect to delivery of master discs for the B3D software suite and Multipath Movie Webisodes, and in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), recognized as other income the remaining deferred balance of $2,097,000.

PURCHASED TECHNOLOGY

         The Company records intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination" and FAS 142 "Goodwill and other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 142 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. Purchased technology consists of licensing and other agreements which are recorded at cost, net of accumulated amortization.

         On May 28, 2003, the Company entered into a Share Exchange and Option Agreement with Joltid, Ltd., the entity which prior to the transaction owned 49% of Altnet, Inc. Under the terms of the Agreement, the Company issued 7,000,000 unregistered shares of its common stock to acquire 1,102,500 shares of Altnet common stock (24.5%), and 1,000,000 unregistered shares of its common stock to obtain the option to purchase the remaining 1,102,500 shares of Altnet common stock (24.5%) at an exercise price of 0.1575 newly issued shares of the Company's common stock, for an aggregate purchase price of 7,000,000 shares of the Company's common stock for all such option shares. The option to purchase the remaining shares expires in May 2005. The Company now owns 75.5% of Altnet and continues to manage all of the day-to-day operations of Altnet. This transaction resulted in the recognition of $1,680,000 of purchased technology, relating to the rights contained in various Altnet agreements, including those under the Joltid Software License Agreement and the Sharman Joint Enterprise Agreement. The purchased technology rights are being amortized over their useful life of 5 years. The Company recognized $112,000 in amortization expense during the nine month period ended September 30, 2003, leaving an unamortized balance of $1,568,000 on the balance sheet as of September 30, 2003.

RESTRICTED CASH

         At September 30, 2003, $75,000 of cash was pledged as collateral on outstanding convertible promissory notes and was classified as restricted cash on the balance sheet.

EARNINGS PER SHARE

         Basic and fully diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


3.       STOCKHOLDERS' EQUITY

         Options and warrants representing common shares of 79,540,000 and 149,881,079 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 2002 and 2003, respectively, because they were anti-dilutive. The increase in the options and warrants is primarily due to warrants issued in connection with capital debt financing and the Sharman Joint Enterprise Agreement, and options issued in connection with the conversion of deferred compensation, the Joltid Share Exchange and Option Agreement, and annual employee option grants.

COMMON STOCK

         In May 2003, the Company purchased from Joltid Ltd., 1,102,500 shares of common stock of Altnet. As a result of the purchase, the Company increased its ownership from 51% to 75.5% of the outstanding voting securities of Altnet. The purchase price consisted of 7,000,000 unregistered shares of the Company's common stock. The Company also acquired from Joltid a two year option to purchase Joltid's remaining 1,102,500 shares of Altnet common stock for an exercise price per share of 0.1575 newly issued shares of the Company's common stock, for an aggregate purchase price of 7,000,000 shares of the Company's common stock for all of Joltid's remaining Altnet shares. For this option, the Company issued Joltid 1,000,000 unregistered shares of the Company's common stock. The company recognized $82,000 of expense during the quarter ended June 30, 2003 in conjunction with the transaction. This option to purchase the remaining shares expires in May 2005.

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

         In June 2003, the Company and its subsidiary entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provided that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $2,951,000. The Company is reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortizes the license rights over three years, the life of the agreement, and has recognized $246,000 of warrant expense in the current quarter reflecting the remaining unamortized amount of $2,623,000 as License Rights on the balance sheet as of September 30, 2003.

         In June 2003, the Company received $200,000 of additional financing in the form of promissory notes, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 1,066,666 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The value of these warrants was determined to be $414,100. The Company attributed 33% of the fair value of the warrants of $134,900 to debt discount which was fully amortized over the two-month life of the note. The remaining value of $279,200 was reflected as deferred warrant expense and was fully amortized over the two-month life of the note. At September 30, 2003 the Company reflected a Note Payable of $200,000. In August 2003, a holder of one of these notes in the amount of $100,000 agreed to extend the maturity date of the notes from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, the Company issued to the Note holder warrants to purchase up to an aggregate of 227,272 shares of common stock at an exercise price of $0.44 per share. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of these warrants was determined to be $48,476 and is reflected as deferred warrant expense in current Other Assets, net of accumulated amortization of $19,390, leaving a remaining unamortized balance of $29,086 on the balance sheet at September 30, 2003 in current Other Assets. The remaining note holder did not elect extend and will be paid in full in the fourth quarter.

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the"Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a
Black-Scholes option pricing model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,095,631 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the quarter ended September 30, 2003, the Company recorded $174,636 of amortization expense related to the patent, leaving an unamortized balance of $1,920,995 at September 30, 2003 which is reflected on the balance sheet in License Rights.

         In August 2003 the Company signed a twelve month Representation Agreement with a legal consultant, to assist Altnet in marketing and promoting its peer-to-peer technology to major record companies. In conjunction with this agreement, the Company issued warrants to purchase up to 5,000,000 shares of the Company's common stock at an exercise price equal to $0.54 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $1,319,000, and will be amortized over the life of the agreement, or 12 months. During the quarter ended September 30, 2003, the Company recorded $219,244 of amortization expense, leaving an unamortized balance of $1,099,756 on the balance sheet in current Other Assets.

4.       SIGNIFICANT AGREEMENTS

         On June 11, 2003, the Company entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for the Company's services, Streamwaves will pay the Company a percentage of revenue Streamwaves receives from sales of its content to Altnet users. The Company will also provide Streamwaves and its customers with online payment processing services for a transaction fee. The Company loaned Streamwaves $200,000 in the form of a promissory note in connection with this transaction. The promissory note due in June 2005, is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder.

5.       COMMITMENTS AND CONTINGENCIES

         In September 2003, the Company signed a new five-year facility lease, which supercedes the lease signed in February 2003, and continues its obligation under one other facility lease. As of September 30, 2003, the commitments under these leases were as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


               YEAR               UNITED STATES            AUSTRALIA
         -----------------     -------------------      ---------------

               2003                   $    21,000            $   9,000
               2004                        92,000               42,000
               2005                        92,000                4,000
               2006                        92,000                    -
               2007                        92,000                    -
            Thereafter                     77,000                    -
                               -------------------      ---------------
                                      $   466,000            $  55,000
                               ===================      ===============

         Rent expense was $66,000 and $129,000 for the nine months ended September 30, 2002 and September 30, 2003, respectively.

6.       MAJOR CUSTOMERS

         For the nine months ended September 30, 2003, Sharman Networks contributed $1,250,000 (35%) of revenue related to content sales, patent licensing, advertising and development, and The Excite Network (TEN) contributed $1,041,000 (29%) of the revenue, from the amortization of a non-recoupable signing bonus, bounties earned on activated installations of the TEN toolbar, and profit sharing on paid searches via the TEN toolbar.

7.       RELATED PARTY TRANSACTIONS

         On May 28, 2003, Altnet entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $630,000 as a long-term liability. The Company has recorded the $1,080,000 related to the license rights under this agreement on the balance sheet as License Rights, and is amortizing the license rights on a straight-line basis over three years commencing July 1, 2003. In addition, the Company paid Joltid $136,000 for services provided during the nine month period ended September 30, 2003, and has an outstanding payable to Joltid of $ 44,221 as of September 30, 2003.

         The Company entered into a Patent Sublicense Agreement with Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application (or KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman Networks a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman Networks a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $2,951,000. The Company is reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortizes the license rights over three years, the life of the agreement, and has recognized $246,000 of warrant expense in the current quarter reflecting the remaining unamortized amount of $2,623,000 as License Rights on the balance sheet as of September 30, 2003.

         As of September 30, 2003 the Company has an outstanding accounts receivable balance from Sharman Networks of $967,714, and an outstanding payable balance of $2,614,360.

         In June 2003, the Company received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors (ECA), an entity in which the Company's Chairman is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 533,333 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. At September 30, 2003 the debt discount recorded in conjunction with this note, was fully amortized, with the balance of the promissory note equal to $100,000. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, we issued to the ECA warrants to purchase up to an aggregate of 227,272 shares of our common stock at an exercise price of $0.44 per share. The fair value of warrants as examined at the date of grant is based on a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of these warrants was determined to be $48,476 and is reflected as deferred warrant expense, amortized over the five months remaining life of the note. During the quarter ended September 30, 2003 we amortized $19,390, leaving a remaining unamortized balance of $29,086 on the balance sheet in current Other Assets at September 30, 2003.

         In 2003, the Company issued warrants to purchase shares of common stock in consideration for consulting services, related to a management initiated audit of systems and procedures, to Scheinrock Advisory Group, an entity owned by Jeff Scheinrock, a member of the Board of Directors. In addition the Company paid Scheinrock Advisory Group $43,000 for consulting services.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


         For the nine month period ended September 30, 2003, the Company has paid Abe Sher, a member of the Board of Directors, $112,500 for consulting services.

8.       STOCK BASED COMPENSATION

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

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2002           2003
                                                         -------        -------

Comprehensive income (loss), as reported .........       $(4,590)       $(2,339)
Employee compensation expense ....................           (19)          (118)
                                                         -------        -------
Net income (loss), pro forma .....................       $(4,609)        (2,457)
                                                         =======        =======
Basic and diluted income (loss)
   per share, as reported ........................       $ (0.20)       $ (0.06)
                                                         =======        =======
Basic and diluted income  (loss)
   per share, pro forma ..........................       $ (0.20)       $ (0.06)
                                                         =======        =======

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


9.       GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

10.      NEW ACCOUNTING PRONOUNCEMENTS

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         In April 2003, we signed a two-year Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. with respect to its My Search toolbar, which enables users to access content, products and services. Pursuant to our agreement, the parties agreed to develop, market and distribute a customized version of the My Search toolbar and to operate an integrated sweepstakes and loyalty program for users of our Altnet peer-to-peer software application. The search toolbar will be bundled and distributed with the "Altnet Loyalty Points Manager," our point's management software program. We received a refundable (under limited circumstances), non-recoupable signing bonus in the aggregate amount of $225,000 in April 2003. We will be recognizing this bonus as revenue over the life of the agreement; as a result we recognized $54,000 as revenue during the three months ended September 30, 2003. In May 2003 we received an additional refundable (under limited circumstances) and recoupable advance of $300,000 to be earned when we satisfied certain conditions under the agreement. We have satisfied all of these conditions, and accordingly have recognized the full $300,000 as revenue as of the quarter ended September 30, 2003. The agreement also provides for ongoing payments between the parties, based on the success in distributing the browser plug-ins and their performance.

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

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable, and capitalization of purchased technology (intangibles). We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         Under SEC Staff Accounting Bulletin No. 101 (SAB 101) and AICPA Statement of Position 97-2 (SOP 97-2), generally we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At September 30, 2003, we had a reserve of $32,000 to cover three customers from whom collectibility is uncertain.

         We record intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination" and FAS 142 "Goodwill and other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 142 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized.

RESULTS OF OPERATIONS

         REVENUES. During the nine months ended September 30, 2003, we continued to earn advertising and development revenues. For the first time we earned Patent Sublicense Revenue through our newly signed agreement with Sharman Networks. We recognize the Sharman Networks revenue on a monthly basis as earned. In addition we are now earning installation bounty and search revenue, which relates to our new agreement with The Excite Network. Subject to specific terms of the agreement, we are paid non-refundable bounties for each active installation of the Excite Activated Installation Toolbar bundled for distribution with our Altnet Loyalty Points Manager software application. In addition we will share in the gross profit generated from the Activated Installation Toolbar in the form of paid searches. We recognize The Excite Network revenues as Activated Installations are recorded, and as our gross profit share of paid searches is reported. We have also begun to recognize revenues as we continue to expand our business of providing digital content through the use of our peer-to-peer technology, primarily through our Altnet, Inc. subsidiary.

         Revenues increased 185% from $1,269,000 for the nine months ended September 30, 2002 to $3,623,000 for the nine months ended September 30, 2003. Distribution and technology revenue from a related party, which consists of revenue earned from the e-New Media contract, was $487,000 for 2003 and $688,000 for 2002. During the nine months ended September 30, 2003, we recognized $1,575,000 of patent sublicense, advertising and development revenues, compared to $581,000 for the nine months ending September 30, 2002. During the nine months ended September 30, 2003, we recognized $470,000 in revenue relating to the sale of digital content, primarily through our Altnet subsidiary. In addition we recognized $1,091,000 of search revenue, primarily related to our agreement with The Exicte Network for active installations of their Activated Installation Toolbar.

         The following table shows revenues by product or service grouping:

                                               SEPTEMBER 30,
               REVENUES                     2002         2003        NET CHANGE
------------------------------------    -----------   -----------   -----------

e-New Media Technology ..............   $   688,000   $   487,000   $  (201,000)
Patent Sublicense, Advertising and
Development .........................       581,000     1,575,000       994,000
Digital content .....................          --         470,000       470,000
Search ..............................          --       1,091,000     1,091,000

                                        -----------   -----------   -----------

Total Revenue .......................   $ 1,269,000   $ 3,623,000   $ 2,354,000
                                        ===========   ===========   ===========


         COST OF REVENUES. Cost of revenues consists primarily of the cost of providing internet bandwidth for Altnet and amortization of licensing royalties to third parties. Cost of revenues increased from $158,000 for the nine months ended September 30, 2002 to $449,000 for the nine months ended September 30, 2003. This represents an increase of $291,000, or 184%, which is primarily due to increased bandwidth costs resulting from increased distribution of digital files over the Altnet network.

         SALES AND MARKETING. Sales and marketing expenses increased by 205% from $258,000 for the nine months ended September 30, 2002 to $788,000 for the nine months ended September 30, 2003. Of the $788,000 incurred in the nine months ended September 30, 2003, $185,000 pertains to fees paid to sales consultants for Altnet, Inc. and $356,000 for our initial marketing efforts for Altnet, Inc. There was also $135,000 attributable to commissions paid for securing new business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses increased $1,740,000 or 69% from $2,524,000 for the nine months ended September 30, 2002 to $4,264,000 for the nine months ended September 30, 2003. This increase is primarily attributable to an increase of $1,092,000 in non-cash warrant expense, attributable to warrants issued to Sharman Networks under our Joint Enterprise Agreement, warrants issued in conjunction with the Patent License Agreement with Kinetech, warrants issued in conjunction with the June 2003 promissory notes and warrants issued in conjunction with the extension of these notes in August 2003. In addition there was an increase in payroll and related costs associated with the growth of our Altnet peer-to-peer business.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment processing solution and related information database, and the development of Altnet's Points Manager software application. These costs increased 90% from $222,000 for the nine months ended September 30, 2002 to $421,000 for the nine months ended September 30, 2003 primarily due to the development of Altnet's Points Manager.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Amortization expense is related to the amortization of Purchased Technology, associated with the acquisition of additional ownership interest in Altnet, from Joltid, Ltd. This Purchased Technology is being amortized over the life of the agreement, three years. We recognized $112,000 of amortization expense during the nine months ended September 30, 2003. Depreciation expense was $41,000 for the nine months ended September 30, 2002 as compared to $32,000 for the nine months ended September 30, 2003, as the depreciable assets have not materially changed.

         OTHER INCOME AND EXPENSE. Other income and expense includes other income, interest expense and the amortization of debt discount on capital financing. Other income and expense increased from an expense of $2,667,000 for the nine months ended September 30, 2002 to income of $71,000 for the nine months ended September 30, 2003. This $2,738,000 increase was primarily attributable to the recognition of $2,097,000 of deferred revenues under the agreement with e-New Media, entered into in February 2000. As part of this agreement, we received advances of $2,500,000 that we were recognizing over six years, the term of the agreement. In June 2003, we determined we had met all of our obligations under the agreement with e-New Media. In light of these factors, we recognized the remaining balance of the deferred revenue relating to the agreement. We also had an $847,000 reduction in interest expense during 2003. For the nine months ended September 30, 2002, the expense was due to a non-cash debt discount expense of $2,354,000 and accrued interest expense of $288,000 incurred in connection with the $3,014,150 in Convertible Promissory Notes. During the nine months ended September 30, 2003, we amortized non-cash warrant expense of $1,420,000, related to the extension of these Convertible Promissory Notes. In addition, we incurred accrued interest expense of $400,000 in connection with the notes during the nine months ended September 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, our cash and cash equivalents totaled approximately $64,000. This is a decrease of $172,000 as compared to December 31, 2002.

         Cash flows from operating, financing and investing activities for the nine months ended September 30, 2003 and 2002 are summarized in the following table:

               ACTIVITY:                               2002               2003
------------------------------------------           -------            -------

Continuing Operations ....................           $(2,037)           $  (125)

Investing ................................                (7)               (70)
Financing ................................             2,620                 15

         During the nine months ended September 30, 2003, we had a net decrease in cash of $172,000. The net cash used in operating activities of $125,000 during the nine months ended September 30, 2003 was primarily the net result of the net loss of $2,372,00, the decrease in deferred revenue associated with a change in accounting estimate related to the e-New Media agreement of $2,097,000, and the increase in Accounts Receivable of $1,877,000. These amounts were offset by the increase in accounts payable and accrued expenses of $3,011,000 and non-cash expenses of $3,317,000.

         Net cash used in investing activities of $70,000 was primarily attributed to the purchase of computer equipment.

         Net cash used by financing activities was primarily attributed to a $222,000 increase in restricted cash and marketable securities, offset by $200,000 in proceeds from the sale of promissory notes, $100,000 of which was received from an affiliate of our Chairman. This is compared to a net increase in cash from financing activities during the nine months ended September 30, 2002 of $2,620,000. During 2002, the net loss of $4,614,000 was offset by the proceeds from the issuance of common stock of $2,320,000, as well as proceeds from the issuance of capital financing of $400,000.

         In September 2003, the Company signed one new five-year facility lease, which supercedes the lease signed in February 2003 and continues its obligation under one other facility lease. As of September 30, 2003, the commitments under these leases were as:

               YEAR               UNITED STATES            AUSTRALIA
         -----------------     -------------------      ---------------

               2003                $  21,000              $  9,000
               2004                   92,000                42,000
               2005                   92,000                 4,000
               2006                   92,000                     -
               2007                   92,000                     -
            Thereafter                77,000                     -
                               -------------------      ---------------
                                   $ 466,000              $ 55,000
                               ===================      ===============


         Our operations generated negative cash flow during the nine months ended September 30, 2002 and we are reporting a net loss for the nine months ended September 30, 2003. We expect a significant use of cash during the remainder of the 2003 fiscal year as we continue to initiate the business opportunity for Altnet, Inc. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations, may not be sufficient to fund our anticipated expenditures for the remainder of 2003. Consequently, we may require additional equity or debt financing during 2003, the amount and timing of which will depend in large part on our spending program. Our recent financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or
that  if  available,   such
financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

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

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2003, our cash balance was approximately $64,000 and our outstanding accounts payable and accrued expenses totaled $4,246,000 not including the capital financing notes, which have a convertible feature. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a comprehensive loss of $2,339,000 for the nine months ended September 30, 2003. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2003 we had an accumulated deficit of $63.2 million. We incurred comprehensive losses of $4,590,000 million for the nine months ended September 30, 2002 and in light of the comprehensive losses reported during the most recent quarter and year to date period, we anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities exceed our current assets.

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

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of the warrants, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes December 31, 2003, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.44 on November 3, 2003, and on assumed closing share prices of $0.33, $0.22 and $0.11, which prices represent a 25%, 50% and 75% decline, respectively, in our November 3, 2003 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash and that the holders would pay us the aggregate exercise price of $6,028,300. The percentages are also based on 41,351,571 shares of our common stock outstanding on November 3, 2003.

Percentage Decline in                                      Percentage of
  Novenber 3, 2003           Assumed        Shares of      Outstanding
    Closing Price         Closing Price    Common Stock    Common Stock
----------------------    -------------    ------------    ------------
         --                   $0.44*        75,683,821        64.7%
         25%                  $0.33*        75,683,821        64.7%
         50%                  $0.22*        75,683,821        64.7%
         75%                  $0.11        107,996,607        72.3%
----------
* Based on the terms of the notes and warrants, if we sold securities at this share closing price the conversion price of the notes and exercise price of the warrants would be $0.1203 and $0.1353375 per share, respectively.

         Additionally, during 2002, we raised an additional $2,685,000 through the sale of 15,451,318 shares of common stock at an average price per share of $0.15, and in connection therewith issued warrants to purchase up to an additional 27,568,627 shares of common stock at exercise prices ranging from $0.148725 to $0.28125 per share. We anticipate that during the fourth quarter of 2003, we may need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders.

         The following table illustrates our capitalization as of November 3, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                     SHARES OF         DILUTED
SECURITY                                           COMMON STOCK        SHARES
--------------------------------------------       ------------       ----------

Outstanding Common Stock ...................         41,351,571          25.1%
Convertible Promissory Notes,
  with accrued interest ....................         30,737,434          18.7%
Outstanding Warrants(1) ....................         67,091,154          40.7%
Outstanding Options ........................         25,520,018          15.5%
                                                   ------------       ----------
  Fully Diluted Shares of Common Stock(2) ..        164,700,177         100.0%

----------
1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the American Stock Exchange on November 3, 2003, which was $0.44.
2 This number excludes (i) 3,733,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 1, 2003, and (ii) 19,227,272 shares underlying warrants that have exercise prices ranging from $0.54 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates our capitalization as of November 3, 2003, and identifies the number of shares issued and outstanding as of such date, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                     SHARES OF         DILUTED
SECURITY                                           COMMON STOCK        SHARES
--------------------------------------------       ------------       ----------

Outstanding Common Stock ...................         41,351,571          18.7%
Convertible Promissory Notes, with
  accrued interest .........................         30,737,434          13.9%
Outstanding Warrants .......................        123,811,061          55.9%
Outstanding Options ........................         25,520,018          11.5%
                                                   ------------       ----------
  Fully Diluted Shares of Common Stock .....        221,420,084         100.0%

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

         We were afforded the opportunity to submit a plan of compliance to the exchange, which we did on April 30, 2002. On June 19, 2002, the exchange notified us that it accepted our plan of compliance and granted us an informal extension. We were asked to submit an additional plan of compliance to the exchange, which we did on August 19, 2003. On September 17, 2003 the exchange notified us that it accepted our plan of compliance and granted us an extension through November 2003 to regain compliance with the continued listing standards.

         We could be delisted from the American Stock Exchange at any time, with little or no advance notice. If this occurs, trading of our common stock may be conducted on (i) the NASDAQ Small Cap Market, if we qualify for listing at that time, which we currently do not, (ii) in the over-the-counter market on the "pink sheets", or (iii) if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. If we are delisted, our stock could also become a "penny stock." The trading price per share of our common stock likely would be reduced as a result.

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the Kazaa Media Desktop, and (3) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the nine months ended September 30, 2003, we generated approximately 87% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop to computer users. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, are currently the subject of a lawsuit, METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. On November 18, 2001, there was an additional complaint filed, LIEBER ET. AL. V. CONSUMER EMPOWERMENT B.V. ET. AL. To the extent that Sharman Networks is precluded from distributing the Kazaa
Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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


ITEM 3.  CONTROLS AND PROCEDURES.

         As of September 30, 2003, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective in August 2003 we issued to Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman warrants to purchase up to 5,000,000 shares of our common stock at an exercise price equal to $0.54 per share. The warrants have a term of five years. The warrants were issued to Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman in consideration for consulting services to be provided to Altnet in marketing and promoting its peer-to-peer technology to major record companies. Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         Effective in August 2003, Europlay Capital Advisors, LLC (an entity in which Mark Dyne, our Chairman, has an ownership interest) agreed to extend the maturity date of the loan of $100,000 Europlay Capital Advisors made to us in June 2003 from August 10, 2003 to December 31, 2003. In consideration for its agreement to extend the maturity date, we issued to Europlay Capital Advisors warrants to purchase up to an aggregate of 227,272 shares of our common stock at an exercise price of $0.44 per share. Europlay Capital Advisors represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.1 Standard Form Lease Agreement dated September 21, 2003 between the Company and Topanga & Victory Partners LP.

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

(b)      REPORTS ON FORM 8-K.

         Current Report on Form 8-K, reporting Items 7 and 12, filed on August 21, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: November 14, 2003                     /S/ TYLER TARR
                                          --------------------------------------
                                          By:    Tyler Tarr
                                          Its:   Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)