Form 10KSB
period 2003-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2004-03-30
CIK 1022844

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 001-14480

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 (Name of Small Business Issuer In Its Charter)

            DELAWARE                                            95-4592204
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                    6355 TOPANGA CANYON BOULEVARD, SUITE 520
                        WOODLAND HILLS, CALIFORNIA 91367
              (Address of Principal Executive Offices and Zip Code)

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

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes [X]   No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $5,655,000.

         At March 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,448,659.

         At March 10, 2004, the issuer had 41,925,610 shares of Common Stock, $0.001 par value, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [_]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement with respect to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.



================================================================================

                      BRILIANT DIGITAL ENTERTAINMENT, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business..................................       1
Item 2.       Description of Properties................................       9
Item 3.       Legal Proceedings........................................       9
Item 4.       Submission of Matters to a Vote of Security Holders......       9


PART II

Item 5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities.      10
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      13
Item 7.       Financial Statements

              Report of Independent Certified Public Accountants.......      31
              Consolidated Balance Sheet...............................      32
              Consolidated Statements of Operations and Comprehensive
              Loss.....................................................      33
              Consolidated Statements of Stockholders' Deficit.........      34
              Consolidated Statements of Cash Flows....................      35
              Notes to Consolidated Financial Statements...............      37

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................      58
Item 8A.      Controls and Procedures..................................      58


PART III

Item 9.       Directors and Executive Officers of the Registrant.......      58
Item 10.      Executive Compensation...................................      58
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Shareholder Matters...............      58
Item 12.      Certain Relationships and Related Transactions...........      58
Item 13.      Principal Accountant Fees and Services...................      59
Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................      59


                                      (i)

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to attract content for distribution over our network, our ability to increase the number of distribution partners through which our customers content can be accessed, and all other risks described below in the section entitled "Cautionary Statements and Risk Factors" appearing in "Management's Discussion and Analysis of Financial Condition and Risk of Operations" and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Brilliant Digital Entertainment, Inc. is a company which, through our Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, we have created technologies for a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). Our ability to control files distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files over the Altnet network. We also operate a payment processing "gateway" that enables computer users to purchase content distributed over our network.

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We increased our ownership of Altnet from 51% to the present 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. We also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue. During 2003, we also derived revenue from the amortization of non-refundable advances we received in 2000 related to a software licensing and distribution agreement with e-New Media Company.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with The Excite Network, Inc., we are paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We derive advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue Sharman receives from its advertising clients. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA).

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense payments as revenue on a monthly basis as earned. We generate fee income for performing business development services for Sharman Networks in accordance with an agreement. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the Kazaa Media Desktop (or KMD) software application. We receive a percentage of the gross revenue received by Sharman Networks for each transaction entered into based on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway.

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on our Altnet peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. We charge clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. We charge clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. We charge clients for content sales based on a revenue sharing basis where we receive an agreed upon percentage of the sales price for each transaction, and a combination of revenue share and a cost per specified number of downloaded files.

         We are a Delaware corporation that was incorporated in July 1996. Our executive offices are located at 6355 Topanga Canyon Boulevard, Suite 520, Woodland Hills, California 91367, and our telephone number is (818) 615-1500. Information on our web sites, www.brilliantdigital.com and www.altnet.com, does not constitute part of this report.

SIGNIFICANT DEVELOPMENTS IN 2003

         In June 2003, we entered into a Joint Enterprise Agreement with Sharman Networks Limited which memorialized and expanded upon our existing oral agreement. Under this agreement, we act as Sharman Networks' exclusive representative for the sale; license and/or other commercial exploitation of index search results displayed on or otherwise accessed using Sharman Networks' Kazaa Media Desktop (KMD) software application in response to end user search requests. We were also granted a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process. We will share in revenues derived from index search results and the browse channels with Sharman Networks.

         In April 2003, we signed a two-year Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. with respect to its My Search toolbar, which enables users to access content, products and services. Pursuant to our agreement, the parties agreed to develop, market and distribute a customized version of the My Search toolbar and to operate an integrated sweepstakes and loyalty program for users of our Altnet peer-to-peer based content distribution network. The search toolbar is bundled and distributed with the "Altnet Loyalty Points Manager," our point's management software program.
The agreement also provides for ongoing payments between the parties, based on the success in distributing the toolbar and their performance.

         In May 2003, Altnet entered into a license to use Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, we agreed to pay Joltid a guaranteed monthly fee based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount.

         In June 2003, we entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for our services, we will be paid a percentage of revenue Streamwaves receives from sales of its content to Altnet users. We will also provide Streamwaves and its customers with online payment processing services for a transaction fee. We loaned Streamwaves $200,000 in connection with this transaction pursuant to a secured promissory note, which note is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder.

         In September 2003, we entered into a one-year commercial distribution agreement with MetaMachine, Inc., developer of Overnet and eDonkey 2000, two leading peer-to-peer networks. In December 2003, we entered into a commercial distribution agreement with Grokster, Ltd., developer of the Grokster leading file sharing program. Both of these agreements provide for Altnet to distribute secure music, video, software and games, on behalf of artists and rights holders, to users of these file sharing applications. These distributors will integrate our Altnet TopSearch technology with their software applications, which will give preferential placement of Altnet files in the search results displayed to users of the MetaMachine and Grokster programs. MetaMachine and Grokster will also incorporate the Altnet payment gateway into their applications, which will allows their users to simply and securely purchase Altnet files. We will receive a percentage of revenues generated from the distribution and sale of Altnet files to users of these popular software applications.

THE ALTNET SECURE PEER-TO-PEER NETWORK

         Peer-to-peer computing is the sharing of computer resources and services by direct exchange of file data between computer systems, and not through a central server. Our Altnet peer-to-peer computing application permits its users to exchange authorized digital files directly. Peer-to-peer computing takes advantage of existing desktop computing power and networking connectivity, allowing users to access and download files from other users. We have created a private and secure peer-to-peer network of users where we manage the distribution of digital files that have been authorized for placement on our network by their owners, directly from one computer user to another, thus taking advantage of the computer storage capacity and bandwidth of the network's users.

         The peer-to-peer technology necessary to operate the Altnet service has been installed on tens of millions of computers worldwide, primarily through our technology bundle agreement with Sharman Networks, which distributes the very popular KMD file sharing application. Additional installations of our peer-to-peer technology are added with each new successive download of the KMD. We have been able to leverage our relationship with Sharman Networks to overcome a significant impediment to establishing a broadly distributed peer-to-peer network: the installation of the software necessary to connect peer computers to that network. Our recently completed distribution agreements with Grokster and MetaMachine will increase the distribution of our peer-to-peer technology to users of those file sharing applications.

THE ALTNET SERVICE

         We enter into agreements with owners and licensees of proprietary media content, such as music, movie clips, movie trailers, full-length movies, computer games, and software products. These agreements permit us to display their authorized files to end users of the Altnet application in response to the end user's search request. Pursuant to our agreements with distribution partners, such as Sharman Networks, MetaMachine, Grokster and The Excite Network, we offer our customers (the owners of media files) the ability to display their media files to users of the distribution partners' web sites and other Internet applications. We then facilitate the secure delivery of these files from the Altnet peer-to-peer network to these users upon request in accordance with the parameters set by the content owner, including, for instance, the price at which they want to sell their content if the content owner desires to offer its media files for sale. To protect the content owner's files against infringement, we "wrap" each file with DRM technology prior to making the file available to Altnet users. DRM technology controls how the end user can access and use the file once downloaded. We charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded,
(ii) a negotiated fee for each license issued once the end user tries to "play" the file the first time (after a file has been downloaded), and/or (iii) a negotiated percentage of the sale price of such file, to the extent the file is paid for by the end user.

         A significant feature of the Altnet service is its ability to communicate with the KMD technology, an existing graphical user interface to the Fasttrack peer-to-peer software application that is already installed on desktops worldwide. The KMD permits end users to exchange files with other KMD users over the Fasttrack network. Tens of millions of search requests each day are being made using the KMD by users worldwide. These search requests can be accessed by Altnet, and pursuant to our agreement with Sharman Networks, relevant Altnet search results are displayed in the KMD to end users in response to their search requests. Altnet files that are displayed in the KMD are differentiated by a gold icon next to the file name, as opposed to the bluish green icon which denotes a file available from a Fasttrack user. This allows end users of the KMD to search for and download digital files from users of the Fasttrack and Altnet peer-to-peer applications. The user experience of downloading a file from Altnet is substantially the same as the procedure of downloading a file from a Fasttrack user, with the following significant differences:

         o The Altnet files, denoted by the gold icon, are placed with Altnet and made available to users only with the express permission of the copyright owner or licensee pursuant to an agreement;

         o A user can usually download a file from Altnet faster than the user can download a file from a Fasstrack user (enabling Altnet to offer improved service to KMD users), because the Altnet application is more efficient and files are automatically downloaded from a fallback server if the files cannot be found on or accessed timely from the Altnet peer-to-peer network; and

         o Pursuant to our agreement with Sharman, Altnet files that match a user's search query will always be displayed in the top three positions within the search results page of the KMD and in every fourth position mingled among other matching files available from other KMD users.

STRATEGY

         We intend to continue to develop and deploy an Internet-based distribution platform for digital content, supporting payments, content licensing, and common carrier or "rent a system" distribution models. In order to become a distributor of content, we syndicate our TopSearch engine and Altnet Download Manager, which are used to search for and download Altnet files, to multiple web sites and Internet applications. We then market our distribution services to the owners of music, PC games, software, movies and other digital media content. Important components of our strategy include:

         o Expanding our content library to include a large representation of a broad range of content categories in multiple languages to attract distribution partners and end users;

         o Establishing a user payment interface to facilitate the convenient purchase of digital content by our users;

         o Continuing to support all DRM systems to enable use of our network by a broad base of content owners and their technology partners; and

         o Leveraging our search agreements with Sharman Networks, MetaMachine, Grokster and The Excite Network, which allow us to deliver Altnet files to millions of users, to attract content owners to Altnet.

OUR DISTRIBUTION PARTNERS

         We have initially commercialized TopSearch through a distribution and revenue sharing agreement with Sharman Networks, which allows us to display our files to users of the KMD in response to the user's search query. Sharman is our most significant distribution partner. In 2003 we significantly expanded our distribution reach when we entered into agreements with The Excite Network, Grokster and MetaMachine to distribute our search listings to their respective user bases. We will continue to pursue distribution agreements with partners who provide us access to a large user base and who have the ability to effectively market our product to their users. Potential distribution partners include:

         o peer-to-peer application providers seeking to commercialize their applications;

         o web sites with traffic seeking an easy way to manage content provisioning solutions;

         o content oriented web sites with targeted traffic seeking to sell content; and

         o mobile and wireless companies seeking to provide customers with content via wireless devices.

         Using our Altnet Download Manager, our distribution partners are able to interface with the Altnet peer-to-peer network to make our catalogue of content available on their web sites and Internet applications, while taking advantage of the distributed bandwidth benefits afforded them via our Altnet peer-to-peer technology.

SALES AND MARKETING OF ALTNET SERVICES TO CONTENT OWNERS

         We have engaged outside business development professionals to market our Altnet service to owners and licensees of proprietary content, including music, videos and digital films, PC games, and software applications. Our sales and marketing strategy is to market our services to domestic and international content providers to build a content library that includes a large representation of a broad range of content categories in multiple languages. We have had early success with using consultants, and will employ an internal sales staff when our financial resources permit.

         We offer our customers flexibility in how they promote and sell their content to consumers. Our Altnet service enables customers to control their marketing efforts at all times during the marketing campaign. Unlike competitors such as iTunes and Rhapsody, who operate as retailers of digital files, we serve as a distributor of our customers' content where our customers retain control over the retail function. This permits each of our customers to decide on the best manner in which to promote and sell their particular content to consumers.

         Our efforts to license content from the major musical recording and filmed entertainment companies has been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. We have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. As a consequence, we have focused our efforts on other content providers, and have contracted with numerous companies for the distribution of their downloadable digital assets on the Altnet network. At December 31, 2003, we had contracts, either directly or through third party aggregators and distributors, to provide download services to approximately 35 independent music labels, 12 video and film companies, 50 PC game developers and publishers, and 50 software developers and publishers, offering to consumers approximately 2,700 downloadable media files and approximately 5,000 streaming media files.

CONSUMERS OF ALTNET FILES

         Consumers of Altnet files are the end-users of our distribution partners' web sites and other Internet applications. We provide these consumers high-quality, virus-free, licensed media content. We brand our Altnet files with a gold icon logo next to the file name, which distinguishes them from other digital files.

         We encourage consumer loyalty and repeat purchases by offering the following services:

         o We provide large amounts of relevant and privacy protected content on demand from a single search box;

         o        We offer a the Altnet Loyalty  Points Manager that  recognizes
                  the  most  active  users  with   personalized   and  exclusive
                  benefits;

         o We provide customers with several secure payment options to improve convenience; and

         o        We provide reliable customer service and support.

         We rely on our distribution partners to market our services directly to their users. Therefore, we do not incur significant direct marketing and customer acquisition costs.

UNDERLYING TECHNOLOGIES

         We utilize the following internally developed and licensed technologies in our Altnet content distribution business:

         PEERENABLER. PeerEnabler is the underlying peer-to-peer technology that powers the Altnet content distribution network. PeerEnabler is the software that enables the distribution of a digital file directly from one computer user to another. We license PeerEnabler from Joltid Ltd.

         ALTNET DOWNLOAD MANAGER. The Altnet Download Manager is an internally developed, browser plug-in software application that facilitates the download of an Altnet file to an end user from either a central server or from another end user connected to the Altnet peer-to-peer network. This allows users to download Altnet files even if they do not have the Altnet peer-to-peer software installed and running on their computer. The application also provides operators of web sites and other Internet applications with the following benefits:

         o a download progress display that gives an improved user experience when downloading media files, providing an easy way to download multiple files and to view the progress of those downloads;

         o a brand-able user interface that improves web site reach, providing increased brand awareness by having customers continue to see the site's logo long after they may have left the site; consumers will associate the site's logo in the Altnet Download Manager with the source of the quality media that they are downloading; and

         o        an  optional  plug-in  of  the  Altnet  peer-to-peer   network
                  software which provides for bandwidth cost reduction by enabling the download of Altnet files from the Altnet peer-to-peer network rather than from a central server.

         TRUE NAMES PATENT. We license the "TrueNames Patent" (U.S. Patent No. 5,978,791) and all related intellectual property from its co-owner, Kinetech, Inc. The TrueNames Patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. A unique identifier, or "file hash", is assigned to the file data using an algorithm in a patented process. Networking applications, most notably peer-to-peer networks, can use the file hash to identify files correctly, eliminating unnecessary redundancies and allowing the networks to operate more efficiently. The TrueNames Patent also covers a method of periodically synchronizing information on distributed systems. We use each of these processes in our Altnet content distribution business.

         ALTNET LOYALTY POINTS MANAGER. In June 2003, Altnet developed a platform to provide incentives and reward consumers for sharing licensed digital content. The Altnet Loyalty Points Manager is an internally developed software application that meters Altnet file uploads and issues Altnet Peer Points, which compensate participants for the use of their computer resources. Altnet Peer Points may be redeemed for prizes or to enter sweepstakes for cash or prizes.

         TOPSEARCH INDEX AND ALTNET BACK OFFICE. An integral component of the Altnet content distribution system is the TopSearch distributed index, which is responsible for directing an end user's search request to relevant Altnet files located on another Altnet network user's computer or on an Altnet content web server. An Altnet user searches for an Altnet file at a distribution partner's web site or Internet application. The TopSearch index locates a copy of the relevant Altnet file, and if selected, the file is downloaded to that user's computer. When the user opens the file, the associated digital rights management (or DRM) technology initiates a connection to the Altnet Back Office database where the transaction rules for that file, uniquely associated to that user's computer, are applied to the transaction. Within the Altnet Back Office, file transactions rules can be manipulated and monitored in real time to achieve optimal performance. Some file association rules include price point, graphics, special offers, subscriptions and other packaging options including the use of Altnet Peer Points to acquire a license to play the media content.

         PAYMENT  PROCESSING.  Users pay for  Altnet  files  using  our  payment gateway, a licensed and internally developed micro-payment processing software application that allows for the individual sale of digital content at any price point. Currently, we only accept credit card payments, which are processed by AllCharge, Inc., a subsidiary of NewGenPay, Inc., a third party payment processing  company.  After  deducting its processing and other fees,  AllCharge remits the adjusted revenue to us. From this amount, we pay any previously negotiated fees to the content owner and to the distribution partner whose web site or Internet application was used to search for and obtain the digital file. In the future, we intend to expand our payment gateway to offer users alternative payment methods, including charging for downloaded files directly to a user's telephone bill, pre-paid phone card, pre-paid gift card or private-label debit card.

COMPETITION FOR ALTNET'S SERVICES

         The market for our services is new, rapidly evolving and intensely competitive. We expect competition in our markets to continue to intensify in the future. While we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies and technologies in regards to specific elements of our services.

         There are many peer-to-peer file sharing companies in existence, including Sharman Networks, iMesh, Grokster, eDonkey, Overnet, Lime Wire, Streamcast Networks and Bear Share. The application software necessary to "log onto" each of these networks is typically available for free and can usually be downloaded from www.download.com. Once an end user has downloaded one of these applications, they are then able to exchange files with other users of the same application. The files, which are exchanged amongst users of these applications, are typically provided by the end users free of charge to other users. These public or "free" file sharing applications are very popular among computer users, as evidenced by Sharman Networks' statements that over 300 million copies of its KMD application have been downloaded by end users, and that at any given time during each day, over 3 million users are simultaneously using the KMD. Whilst we partner with file-sharing application providers, we also directly compete with the digital media files made available for free by many of the users of these file sharing applications.

         Additionally, there are numerous companies that offer media files for sale from a central server. We saw a significant increase in the number of companies offering music files for sale in 2003, and we expect to see that trend level off in the near future. Some of the more popular sites that make music files available for sale are iTunes, Napster, and Rhapsody. Other companies selling music downloads include BuyMusic.com, Liquid Audio, Listen.com and MP3.com. These businesses offer a combination of monthly subscriptions and payments per download. Aside from the music business, numerous sites are available on the Internet to users who wish to download movies. These include Movies.com and CinemaNow.com. Typically movie files are sold on an ala-carte basis at a pre-set price. Also, many of the large Internet portal sites such as Yahoo! and many of the large brick-and-mortar retail distributors of media, such as Wal-Mart and Best Buy, now offer for sale music and movie files online.

         In addition, Loudeye Corporation, Liquid Digital Media, FullAudio and Centerspan Communications Corporation offer content distribution systems, which securely distribute digital audio, video, and data files. All of these entities, either directly or indirectly compete with Altnet, and all have financial and other resources significantly greater than what currently is available to Altnet.

         Further, the major recording labels and movie studios employ the services of large scale computer network operators whose primary businesses are designed to spoof, interdict and track the transfer of files between users of the popular file sharing applications. In many cases, these companies plan to deploy DRM files to users of these applications. These DRM files would directly compete with the distribution and sale of Altnet files.

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

         o acceptance by web sites and other distribution partners of our services;

         o the technical viability of the commercially available DRM software we employ to protect the proprietary content that will pass through the Altnet network and will reside on network computers;

         o        our underlying peer-to-peer technology;

         o our ability to raise the funding necessary to support the sales, marketing, and research and development necessary to grow the Altnet business; and

         o The technical viability of the commercially available micro-payment processing software we employ to process payments for the individual sale of content over the Altnet network.

RESEARCH AND DEVELOPMENT

         In fiscal years 2003 and 2002, we spent $394,000 and $444,000, respectively, on research and development.

         Presently, our research and development efforts are principally focused on the following tasks:

         o Developing technology pursuant to our initiatives in the peer-to-peer market, through Altnet.

         o Developing web services interfaces to media partners, payment processor partners and points redemption partners to allow Altnet's servers to communicate with our partner's servers to provide integrated billing, customer relations management, and reporting services.

         o Developing innovative new payment systems, allowing the widest possible audience to be able to purchase Altnet content online, even if they don't have credit cards.

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

EMPLOYEES

         At December 31, 2003, we had 16 full-time employees, of which 3 were engaged in research and development, 2 in production, 5 in general administration and finance and 6 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of 7 independent consultants, 4 in software development, 2 in administrative and business development roles and 1 in sales and marketing pursuant to contractual relationships. Twelve employees, including the Chief Financial Officer and the Senior Vice President of Business Development are based in Woodland Hills, California. Four employees, including the Chief Executive Officer and Chief Technical Officer operate out of a facility located in Sydney, Australia.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our corporate offices are located in Woodland Hills, California and are leased from Toibb Enterprises ("Toibb"), an entity owned by Harris Toibb, a secured debt holder and shareholder in the Company. In September 2003, we renegotiated our lease, to occupy new space in the same building. This new five-year lease commenced in September 2003, with annual lease payments of approximately $92,000.

         Our research and development is conducted in Australia, and our Chief Executive Officer resides their. In Australia, we entered into a two-year lease in February 2003 with annual lease payments of approximately $42,000.

ITEM 3.  LEGAL PROCEEDINGS

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the KMD and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. We believe these allegations are without merit, and intend to vigorously defend against these claims.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         During 2003, our Common Stock traded on the American Stock Exchange under the symbol "BDE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange:

                                                            HIGH           LOW
                                                            ----           ---
         YEAR ENDED DECEMBER 31, 2003
              First Quarter.....................          $ 0.23         $ 0.13
              Second Quarter....................            0.78           0.15
              Third Quarter.....................            0.67           0.35
              Fourth Quarter....................            0.69           0.31

         YEAR ENDED DECEMBER 31, 2002
              First Quarter.....................          $ 0.28         $ 0.11
              Second Quarter....................            0.74           0.14
              Third Quarter.....................            0.31           0.14
              Fourth Quarter....................            0.38           0.17

         On February 25, 2004, our common stock ceased trading on the American Stock Exchange because we failed to meet the exchange's continued listing requirements. On February 25, 2004, our common stock began trading on the Over the Counter Bulletin Board (OTCBB), with a new stock symbol of "BDEI". The OTCBB is a regulated quotation services that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of registered market makers that enter quotes and trade reports through a computer network.

         On March 10, 2004, the closing sales price of the Common Stock as reported on the OTCBB was $0.21 per share. As of March 10, 2004, there were 236 holders of record of our Common Stock.

DIVIDENDS

         We have never paid any dividends on our Common Stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                         NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                         BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                         OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   FUTURE ISSUANCE UNDER EQUITY
                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        COMPENSATION PLANS
----------------------   -----------------------   --------------------   ----------------------------
Equity compensation
plans approved by
security holders......          6,359,000                 $ 0.94                   13,395,375
Equity compensation
plans not approved by
security holders......         35,818,804                  $0.36                       --
Total.................         42,177,804                  $0.45                   13,395,375


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         In February 2002, we issued to VoxPop, LLC warrants to purchase up to 200,000 shares of our common stock at an exercise price of $0.15 per share as consideration for consulting services provided to us. The warrants have a term of 4 years.

         In April 2002, we issued to The Rose Group warrants to purchase up to 14,823 shares with an exercise price of $0.4385, 20,212 shares with an exercise price of $0.3216, and 39,251 shares with an exercise price of $0.1656 of our common stock. The warrants were issued to The Rose Group in consideration of consulting services provided to us. The warrants have a term of 3 years.

         In April 2002, we issued to Business Development Experts, Inc. warrants to purchase up to 250,000 shares of our common stock at an exercise price of $0.25 per share as consideration for consulting services provided to us. The warrants have a term of 4 years.

         In April 2002, we issued to mPRm Public Relations warrants to purchase up to 75,000 shares of our common stock at an exercise price of $0.25 per share as consideration for consulting services provided to us. The warrants have a term of 3 years.

         In April 2002, we issued to KaZaA, B.V. warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.2710 per share as consideration for consulting services provided to us. The warrants have a term of 30 months.

         In July 2002, we issued to Kayoss warrants to purchase up to 10,000 shares of our common stock at an exercise price of $0.75 per share as consideration for consulting services rendered to us. The warrants have a term of 48 months.

         In August 2002, we issued to SRO Consultants, Inc. warrants to purchase up to 150,000 shares of our common stock at an exercise price of $0.17 per share as consideration for consulting services provided to us. The warrants have a term of 48 months.

         In October 2002, we issued to Kinetech, Inc. warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share as consideration for a patent license agreement. The warrants have a term of 6 years.

         In June 2003, we issued to Sharman Networks Limited warrants to purchase up to 14,000,000 shares of our common stock at an exercise price of $0.6096 per share in connection with, and as partial consideration for the rights granted to us in, the Joint Enterprise Agreement entered into in June 2003 between Sharman Networks Limited and our Altnet subsidiary. The warrants have a term of five years.

         In January 2003, we issued to Lee Jaffe warrants to purchase up to 165,000 shares of our common stock at an exercise price of $0.18 per share as consideration for consulting services rendered to the company. The warrants have a term of 4 years.

         In February 2003, we issued to Scheinrock Advisory Group warrants to purchase up to 350,000 shares of our common stock at an exercise price of $0.14 per share as consideration for consulting services rendered to the company. The warrants have a term of 5 years.

         In August 2003, we issued to Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.54 per share as consideration for legal and consulting services rendered to the company. The warrants have a term of 5 years

         In May 2003, we issued to Mark Dyne options to purchase 8,208,500 shares or our common stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as chief executive officer.

         In May 2003, we issued to Kevin Bermeister options to purchase 2,186,018 shares or our common stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as president.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2003, we issued 135,983 shares of our common stock to Michael Toibb. The shares were issued pursuant to the cashless exercise of warrants held by Mr. Toibb which he acquired in April 2002. Mr. Toibb represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Brilliant Digital Entertainment, Inc. for the years ended December 31, 2003 and December 31, 2002. The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

OVERVIEW

         Brilliant Digital Entertainment, Inc. is a company which, through our Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, we have created technologies for a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). Our ability to control files distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files over the Altnet network. We also operate a payment processing "gateway" that enables computer users to purchase content distributed over our network.

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We increased our ownership of Altnet from 51% to the present 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. We also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock. At the time of this transaction, the only significant asset owned by Altnet was its technology. When we initially formed Altnet, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue. During 2003, we also derived revenue from the amortization of non-refundable advances we received in 2000 related to a software licensing and distribution agreement with e-New Media Company.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with The Excite Network, Inc., we are paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We derive advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue Sharman receives from its advertising clients. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA).

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense revenue on a monthly basis as earned. We generate fee income for performing business development services for Sharman Networks in accordance with an agreement. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the Kazaa Media Desktop (or KMD) software application. We receive a
percentage  of  the  gross  revenue   received  by  Sharman  Networks  for  each
transaction entered into based on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway.

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on our Altnet peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. We charge clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. We charge clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. We charge clients for content sales based on a revenue sharing basis where we receive an agreed upon percentage of the sales price for each transaction, and a combination of revenue share and a cost per specified number of downloaded files.

RECENT DEVELOPMENTS AND KEY FACTORS AFFECTING OUR BUSINESS

         Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful, however, we have made significant progress in 2003 towards our goal of proving the viability of the business model. The most significant developments affecting our financial performance in 2003 related to our agreement with The Excite Network, our patent sublicensing agreement with Sharman Networks, the accelerated amortization of deferred revenue associated with e-New Media, and our evaluation of long-lived assets for impairment. The key factors affecting our future success include our ability to license large content libraries and our ability to expand our distribution network to an ever larger audience for our services.

         Our revenues increased 200% from $1,885,000 for the year ended December 31, 2002 to $5,655,000 for the year ended December 31, 2003. The increase is primarily the result of search related and patent sublicensing revenue. We expect these two components of revenue to comprise a significant portion of our on-going revenues for 2004. We expect the number of My Search toolbar installations to continue through 2004. Our patent sublicensing agreement with Sharman Networks provides for a fixed monthly fee and therefore will not fluctuate in 2004. In the case of our software licensing agreement with e-New Media, e-New Media paid us a non-refundable advance for rights to our animation software toolset to produce animated content and to resell the toolset within specified territories. We were recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. During the second quarter of 2003, we determined that we had satisfied all our obligations under the terms of this agreement due to the fact that (1) we had delivered all content and technology required under the agreement and (2) we were no longer producing content or updating the relevant technology. As a result, we reflected the remaining unamortized advance of $2,097,000 as other income in the Operating Statement. In 2003, amortized amounts through June 2003 totaling $459,000 were recognized as Distribution and technology revenue from a related party.

         Statement of Financial Accounting Standards (or FAS) 142 "Goodwill and other Intangible Assets" and FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" require that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, we obtained an independent valuation to assist us in evaluating our intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation we capitalized and reflected on our balance sheet as assets; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid, License Rights associated with our PeerEnabler license from Joltid and our Joint Enterprise Agreement signed with Sharman Networks, and Deferred Marketing Expense associated with the representation agreement with Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman. As a result of the independent evaluation of these assets, we recorded a significant impairment charge of $5,709,000 during 2003 as follows:

         License Rights.....................      $ (3,277,000)
         Purchased Technology...............        (1,484,000)
         Deferred Marketing Expense.........          (948,000)
                                                 ---------------
            Total...........................      $ (5,709,000)
                                                 ===============

         We expect to devote a substantial portion of our resources in 2004 to further our efforts in the area of content licensing. In 2003, we were able to successfully market music, games and other software applications to consumers, and we expect to increase the amount of content available to consumers in 2004. Our business is dependent upon the successful licensing of large entertainment content libraries from the independent and major musical recording and filmed entertainment companies around the world. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us in the Federal Court of Australia for activities relating to our business dealings with Sharman Networks. There can be no assurance that we will be granted such licenses at any time in the future.

         In 2003, we saw a significant increase in the number of active users of the KMD, and correspondingly the number of consumers to whom we can market our content. We also expanded our distribution network with the addition of distribution partners The Excite Network, Inc., developer of the My Search toolbar, MetaMachine, Inc., developer of leading peer-to-peer networks Overnet and eDonkey 2000, and Grokster, Ltd., developer of leading peer-to-peer network Grokster. We expect these additions will add a significant number of users to the Altnet network in 2004.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims could require a significant use of cash during 2004 and beyond.

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, we have suffered recurring operating losses and at December 31, 2003, had negative working capital of approximately $5,763,000 and a stockholders' deficit of approximately $4,594,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2004, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2004, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2003 financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

SIGNIFICANT CHALLENGES AND RISKS

         Our future success will depend on our ability to overcome the following operational challenges:

         o Our ability to acquire in-demand content from independent and major musical recording and filmed entertainment companies;

         o        Our  ability  to  diversify   our  reliance   upon  one  large
                  distribution partner, Sharman Networks Limited;

         o Our ability to increase revenue from our core business - the distribution of content over the Altnet network;

         o Our ability to raise the funding necessary to support the sales, marketing, and research and development necessary to grow the Altnet business; and

         o Our ability to either pay or restructure our secured debt and unsecured trade payables.

         We intend to continue to aggressively pursue content acquisition with both the major and smaller independent musical recording and filmed entertainment companies in order to address our content needs and to increase revenue from the distribution of content.

         In order to reduce our reliance on a single large distribution partner, we will continue to pursue other distribution outlets for our products including peer-to-peer application providers seeking to commercialize their applications;, web sites with traffic seeking an easy way to manage content provisioning solutions, content oriented web sites with targeted traffic seeking to sell content, and mobile and wireless companies seeking to provide customers with content via wireless devices.

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At December 31, 2003, we were indebted to our secured note holders in the amount of $4,033,000, and our trade payables, including related parties, were $5,179,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

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

         Our critical accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of this Form 10-KSB. We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and long-lived asset impairment. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         Under SEC Staff Accounting Bulletin No. 104 (SAB 104) and AICPA Statement of Position 97-2 (SOP 97-2), we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Unless cash is paid in advance, our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At December 31, 2003, we had a reserve of $73,000 to cover a few customers from whom collectibility is uncertain.

         Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long lived assets.

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 200% from $1,885,000 for the year ended December 31, 2002 to $5,655,000 for the year ended December 31, 2003. Revenues by groups of similar service were as follows:

               REVENUES                 2002         2003      NET CHANGE
     -----------------------------   ----------   ----------   ----------

     Marketing services ..........   $  477,000   $2,926,000         513%
     Licensing and other services    $   74,000   $1,758,000       1,376%
     Distribution and technology .   $  917,000   $  459,000         (50%)
     revenue from related party
     Digital content .............   $  417,000   $  512,000          23%

                                     ----------   ----------   ----------
     Total Revenue ...............   $1,885,000   $5,655,000         200%
                                     ==========   ==========   ==========

         Marketing services revenue increased in 2003 to $2,926,000 from $477,000 in 2002, primarily as a result of revenue earned from our agreement with The Excite Network, Inc. which was entered into in April 2003. Licensing and other services revenues increased in 2003 to $1,758,000 from $74,000 in 2002, due primarily to increased patent sublicense revenue. Digital content revenue increased from $417,000 in 2002, to $512,000 in 2003 as a result of the increase in the sale of digital content, primarily PC games, over Altnet's peer-to-peer network. Distribution and technology revenue from a related party earned through June 2003 was $459,000 as compared to $917,000 in 2002, as we fulfilled all of our obligations under our contract with e-New Media Company during 2003.

         COST OF REVENUES. Cost of revenues increased from $247,000 for the year ended December 31, 2002 to $755,000 for the year ended December 31, 2003. This represents an increase of $508,000, or 206%, which is primarily due to increased bandwidth costs for increased distribution of digital files over the Altnet network, increased costs associated with the implementation and operation of our payment gateway services, and increased royalty payments for licensed technology.

         SALES AND MARKETING. Sales and marketing expenses increased by 207% from $394,000 for the year ended December 31, 2002 to $1,211,000 for the year ended December 31, 2003. The increase of $817,000 in

2003 was primarily attributable to increases of $453,000 of commissions paid for securing new business and $227,000 to support our marketing efforts for the Altnet network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses increased $2,829,000, or 87%, from $3,256,000 for the year ended December 31, 2002 to $6,085,000 for the year ended December 31, 2003. This increase is largely attributable to an increase of $1,500,000 in non-cash warrant expense, related to warrants, described below, issued to Sharman Networks, Kinetech and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman.

         Under the terms of our Joint Enterprise Agreement with Sharman Networks, we issued warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of warrants as determined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The initial value of these warrants was determined to be $2,951,000, based on a Black-Scholes model. We reflected the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet and amortized the license rights over three years, the life of the agreement. We recognized $574,000 of warrant expense in 2003.

         Under the terms of our Patent License Agreement with Kinetech, we issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, we modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants in exchange for additional consulting services. As a result of the accelerated vesting and the fact that we now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, we determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of our common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,095,631 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the year ended December 31, 2003, we recorded $349,000 of amortization expense related to the patent.

         Under the terms of our Representation Agreement with Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman, a legal consultant, we issued warrants to purchase up to 5,000,000 shares of our common stock at an exercise price equal to $0.54 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of our common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $1,319,000, and was being amortized over the life of the agreement, or 12 months. During the year ended December 31, 2003, we recorded $550,000 of amortization expense related to this agreement.

         In addition, during 2003 we increased our efforts to support our Altnet business, which resulted in increases in payroll expense of $250,000, consulting expense of $290,000, legal expense of $150,000, and public relations and travel expense of $235,000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $444,000 for the year ended December 31, 2002 to $394,000 for the year ended December 31, 2003.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Amortization expense is related to the amortization of purchased technology associated with our acquisition of an additional ownership interest in Altnet, Inc. from Joltid, Ltd. in June 2003, as well as the amortization of license rights associated with agreements signed in previous years. We recognized $402,000 of amortization expense during the year ended December 31, 2003.
Depreciation expense was $128,000 for the year ended December 31, 2002 as compared to $37,000 for the year ended December 31, 2003.

         LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation we capitalized and reflected on our balance sheet as assets; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid , License Rights associated with the PeerEnabler license from Joltid and the Joint Enterprise Agreement signed with Sharman Networks, and Deferred Marketing Expense associated with the Representation Agreement with Ziffren. As a result of the independent evaluation of these assets, we recorded a significant impairment charge of $5,709,000 during 2003 as follows:

         License Rights.....................      $ (3,277,000)
         Purchased Technology...............        (1,484,000)
         Deferred Marketing Expense.........          (948,000)
                                                  ------------
            Total...........................      $ (5,709,000)
                                                  ============

         OTHER INCOME AND EXPENSE. Other income and (expense) was as follows:

                                                   2002               2003
                                              ------------       -------------
         Other income.....................    $     --           $   2,097,000
         Interest income..................          --                  10,000
         Interest expense.................      (3,600,000)         (2,687,000)
                                              ------------       -------------
            Total.........................    $ (3,600,000)      $    (580,000)
                                              ============       =============

         Other income and expense decreased from a net expense of $3,600,000 for the year ended December 31, 2002 to a net expense of $580,000 for the year ended December 31, 2003. The decrease from 2002 to 2003 of $3,020,000 was primarily the result the recognition of $2,097,000 of deferred revenues under the agreement with e-New Media, entered into in February 2000. As part of this agreement, we received advances of $2,500,000 that we were recognizing over six years, the term of the agreement. In June 2003, we determined we had met all of our obligations under the agreement with e-New Media, and recognized the remaining balance of the deferred revenue relating to the agreement as Other Income. In addition, there was a $913,000 reduction in interest expense during 2003. For the year ended December 31, 2002, the expense was due to a non-cash debt discount expense of $3,237,000 and accrued interest expense of $363,000 incurred in connection with our secured indebtedness. During the year ended December 31, 2003, we amortized non-cash warrant expense of $2,170,000, related to the extension of this secured indebtedness.

         NET LOSS ON DISCONTINUED OPERATIONS. Brilliant Interactive Ideas Pty. Ltd., our Australian-based production company, employed a team of animators and programmers dedicated to animation production. During 2002, we discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under utilization of animators and programmers. Following the closure, we retained individual consultants on a project-by-project basis in 2002 to complete minor commitments. The costs associated with the consultants were immaterial and ceased in 2002. We also discontinued operations at Digital Hip Hop, our majority owned subsidiary, in 2002. Digital Hip Hop and Brilliant Interactive Ideas Pty. Ltd. have been reported on the 2002 consolidated statement of operations and comprehensive loss as discontinued operations. In accordance with FASB 144, we incurred a net loss of $165,000 related to the closure of these businesses.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, our cash and cash equivalents totaled approximately $880,000. This is an increase of $644,000 as compared to December 31, 2002. As of December 31, 2003; we had a working capital deficit of $5,763,000. Included in this working capital deficit are accounts payable of $516,000 which are over 90 days past due.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding and believe that, if we are successful in raising additional capital, this may result in improved operating results. There can be no assurance, however, that with any additional financing, higher cash flows will be generated by operations.

         CASH FLOW

         Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2003 and 2002 are summarized in the following table:

               ACTIVITY:                      2002             2003
         --------------------------------------------------------------

         Continuing Operations ......     $(2,660,000)     $   820,000
         Investing ..................            --            (86,000)
         Financing ..................       2,600,000          (60,000)

         During the twelve months ended December 31, 2003, we had a net increase in cash of $644,000. The net cash provided by operating activities of $820,000 during the twelve months ended December 31, 2003 was primarily the net result of an increase in accounts payable and accrued expenses of $3,586,000 and non-cash expenses of $10,641,000. Non-cash expenses were related to the effect of impairment charges on intangible assets, warrants issued, warrant amortization and the effect of amortization of debt discount on capital financing. These amounts were offset by the net loss of $9,518,000, the decrease in deferred revenue of $2,412,000 primarily associated with a change in accounting estimate related to the e-New Media agreement of $2,097,000, and the increase in accounts receivable of $1,518,000.

         We expect a significant use of cash during 2004 fiscal year as we continue to develop the business opportunity for Altnet, Inc. We are currently generating sufficient cash flow on a monthly basis to meet our monthly obligations; however we are not generating sufficient cash flow to pay our existing current liabilities and secured debt which is due in September 2004. We are working with our secured debt holders and unsecured creditors to restructure our obligations, however there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2004, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to; pay are secured debt holders as their debt matures or trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                              --------------------------------------------------------------
                                            Less than      1-3           4-5        After
Contractual Obligations          Total       1 Year       Years         Years      5 Years
---------------------------   ----------   ----------   ----------   ----------   ----------
Secured notes payable .....   $4,033,000   $4,033,000   $     --     $     --     $     --
Minimum royalty payments ..   $  900,000   $  360,000   $  540,000   $     --     $     --
Operating lease commitments   $  491,000   $  134,000   $  188,000   $  169,000   $     --
                              ----------   ----------   ----------   ----------   ----------
Total .....................   $5,424,000   $4,527,000   $  728,000   $  169,000   $     --
                              ==========   ==========   ==========   ==========   ==========

         At December 31, 2003, we were indebted to our secured debt holders in the amount of $4,033,000. This indebtedness is convertible by the holders into our common stock at price $0.1203 per share, for a total of 31,141,103 shares of our common stock at December 31, 2003. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of our common stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, we issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, we paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. Finally, in March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, we agreed to the following:

         o        To  amend  the   expiration   date  of  warrants  to  purchase
                  44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005;

         o To issue the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of our common stock at an exercise price of $0.15 per share; and

         o To apply on a monthly basis, 50% of our "Excess Cash" toward repayment of the secured indebtedness, until the indebtedness is paid in full. Excess Cash is defined to mean, at any time of determination, the amount which is equal to our consolidated revenues minus costs and expenses consisting only of costs of revenues, sales and marketing costs, general and administrative costs, and research and development costs, all of which are determined monthly in the same manner as is reported in our consolidated statements of operations. Non-cash expenses are not deducted from revenues in calculating Excess Cash.

RELATED PARTY TRANSACTIONS

         In June 2003, we entered into a Joint Enterprise Agreement with Sharman Networks, our largest distributor and source of over 90% of our revenues, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, we issued Sharman Networks warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The initial value of these warrants was determined to be $2,951,000, based on a Black-Scholes model. We reflected the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet and amortized the license rights over three years, the life of the agreement. We recognized $574,000 of warrant expense in the current year. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset was not recoverable and as a result the remaining unamortized amount of

$2,377,000 was written off as an impairment charge. As of December 31, 2003 we have an outstanding accounts payable balance to Sharman Networks of $3,064,000.

         In May 2003, we entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler, the most significant technological component of the Altnet network. In exchange for the license, we agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. We reflect the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $540,000 as a long-term liability. We initially recorded $1,080,000 related to the value of these license rights under this agreement and amortized the license rights on a straight-line basis over three years, recognizing $180,000 as license expense in 2003. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $900,000 was written off as impairment loss in 2003. We paid Joltid $221,700 for services provided during the year ended December 31, 2003, have an outstanding trade payable to them of $19,841 in addition to guaranteed minimum payments of $900,000, as of December 31, 2003.

         See Item 12 of this Form 10-KSB -- "Certain Relationships and Related Transactions" and Note 4 - "Related Party Transactions" of the notes to the consolidated financial statements for further information related to transactions with related parties.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

2003 FINANCING TRANSACTION

         In June 2003, we received $200,000 of additional financing in the form of promissory notes, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, we issued warrants to purchase up to 1,066,666 shares of our common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of our common stock of 50.0%; and expected life of the warrants. The value of these warrants was determined to be $414,100. We attributed 33% of the fair value of the warrants of $134,900 to debt discount, which was fully amortized over the two-month life of the note. The remaining value of $279,200 was reflected as prepaid interest expense and was fully amortized over the two-month life of the note. In August 2003, a holder of one of these notes in the principal amount of $100,000 agreed to extend the maturity date of the notes from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, we issued to the Note holder warrants to purchase up to an aggregate of 227,272 shares of our common stock at an exercise price of $0.44 per share. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of these warrants was determined to be $48,476 and was expensed. The notes were paid in full during 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. To further assist financial statement users in assessing a company's risks, FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any interests in variable interest entities, and, therefore, the adoption of FIN 46 did not have a significant impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:
1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, or tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position or disclosures.

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

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2003, our cash balance was approximately $880,000 and we had a working capital deficit of $5,763,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a comprehensive loss of $9,517,000 for the twelve months ended December 31, 2003. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2003 we had an accumulated deficit of $70.4 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

         In fiscal 2002, we all but eliminated the development and marketing of our proprietary software authoring tools, and our services for serving "rich media" Internet banner advertisements (banner advertisements that use audio and animation). Additionally, we have ceased all internal production of three-dimensional animated content. Our business model assumes that our growth and substantially all of our future revenues will be derived from our Altnet peer-to-peer business, which only became operational in the fourth quarter of 2002. This business model is not yet proven and we cannot make assurances that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants included an explanatory paragraph in their opinion on our financial statements wherein they expressed substantial doubt about our ability to continue as a going concern.

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS. During 2001, we raised $3.0 million through the sale of convertible promissory notes and common stock purchase warrants. The holders may convert the promissory notes, which now mature on September 26, 2004, and accrued interest, at any time into shares of our common stock at a price of $0.1203 per share. The warrants issued with the promissory notes and as consideration for several extensions of their maturity date entitle the holders to purchase up to an aggregate of 73,787,612 shares of our Common Stock at an exercise price of $0.1353375 per share on 44,542,718 shares, at an exercise price of $0.2091 on 25,226,028 shares, and at an exercise price of $0.15 per share on 4,018,867 shares, all which warrants expire on October 4, 2005. The conversion of the promissory notes and the exercise of the warrants would increase the number of shares outstanding and result in dilution to our other stockholders.

         The conversion price of the promissory notes and the exercise price of warrants to purchase up to 44,542,718 shares of Common Stock are subject to reduction if we issue additional securities at a price below the then applicable conversion price or exercise price, with exceptions for certain types of securities issuances. If we issue securities at a price below the conversion price or exercise price, then the conversion price will be adjusted downward to equal the price at which we sold the additional securities, and the exercise price will be adjusted downward to equal 112.5% of that price. As a consequence, if we trigger the adjustment provision for the promissory notes, the holders of the promissory notes could convert them at a lower price, which would increase the number of shares of Common Stock they would receive. Similarly, if we trigger the adjustment provision for the warrants, the holders of the warrants could exercise the warrants to purchase a greater number of shares for the same aggregate purchase price.

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of those warrants whose exercise price is subject to adjustment if we issue additional securities at a price below the then applicable exercise price, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2004, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.21 on March 10, 2004, and on assumed closing share prices of $0.16, $0.11 and $0.05, which prices represent a 25%, 50% and 75% decline, respectively, in our March 10, 2004 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash and that the holders would pay us the aggregate exercise price of $6,028,300. The percentages are also based on 41,925,610 shares of our common stock outstanding on March 10, 2004.

Percentage Decline in                                     Percentage of
  November 3, 2003          Assumed        Shares of       Outstanding
    Closing Price        Closing Price    Common Stock    Common Stock
---------------------    -------------    ------------    ------------
         --                  $0.21*        77,562,967        64.9%
         25%                 $0.16*        77,562,967        64.9%
         50%                 $0.11         84,825,681        66.9%
         75%                 $0.05        186,616,498        81.7%

----------
* Based on the terms of the notes and warrants, if we sold securities at this share closing price the conversion price of the notes and exercise price of the warrants would be $0.1203 and $0.1353375 per share, respectively.

         Additionally, during 2003, we issued warrants to purchase up to 20,808,938 shares of common stock at exercise prices ranging from $0.14 to $0.6096 per share. We anticipate that during 2004, we will need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         The following table illustrates as of March 10, 2004, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants:

                                               SHARES OF     PERCENTAGE OF FULLY
SECURITY                                     COMMON STOCK      DILUTED SHARES
-----------------------------------------    -------------   -------------------

Outstanding Common Stock ................      41,925,610           33.4%
Convertible Promissory Notes,
 with accrued interest ..................      31,628,289           25.2%
Outstanding Warrants(1) .................      26,458,210           21.1%
Outstanding Options .....................      25,492,418           20.3%
                                             -------------   -------------------
  Fully Diluted Shares of Common Stock(2)     125,504,527          100.0%

----------
1 For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on March 10, 2004, which was $0.21.
2 This number excludes (i) 3,433,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at March 10, 2004, and (ii) 20,670,639 shares underlying warrants that have exercise prices ranging from $0.22 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of March 10, 2004, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                               SHARES OF     PERCENTAGE OF FULLY
SECURITY                                     COMMON STOCK      DILUTED SHARES
-----------------------------------------    -------------   -------------------

Outstanding Common Stock ................      41,925,610           19.1%
Convertible Promissory Notes, with
  accrued interest ......................      31,628,289           14.4%
Outstanding Warrants ....................     120,365,799           54.9%
Outstanding Options .....................      25,492,418           11.6%
                                             -------------   -------------------
  Fully Diluted Shares of Common Stock        219,412,116          100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $4,033,000 at December 31, 2003. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If the debt becomes due before its maturity in September, 2004, we likely will not have sufficient funds to repay the indebtedness, which will entitle the holders of the notes to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         OUR STOCK PRICE AND TRADING VOLUME FLUCTUATE WIDELY AND MAY CONTINUE TO DO SO IN THE FUTURE. AS A RESULT, WE MAY EXPERIENCE SIGNIFICANT DECLINES IN OUR STOCK PRICE. The market price and trading volume of our common stock, which trades on the Over the Counter Bulletin Board (OTCBB), has been subject to substantial volatility, which is likely to continue. This volatility may result in significant declines in the price of our common stock. Factors that may cause these fluctuations include:

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

         FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

         o the introduction or enhancement of software products and technology by us and our competitors, and

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

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' KMD. We rely on computer users' demand for the KMD to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman Networks, Altnet distributes and sell digital files to users of the KMD. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the KMD or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the KMD, and (3) Altnet's sale of authorized digital files to users of the KMD. For the twelve months ended December 31, 2003, we generated approximately 90.9% of our total revenues from activities dependent upon the availability of the KMD to computer users. If there is a disruption in the distribution of the KMD or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the KMD, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KMD facilitates, contributes to and encourages copyright infringement. To the extent that Sharman Networks is precluded from distributing the KMD as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN NETWORKS LIMITED. In March 2004, in the Federal
Court of  Australia,  New  South  Wales  District  Registry,  Brilliant  Digital
Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the KMD and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims would be costly, and an adverse outcome may result in significant monetary damages or injunctive relief against us, all of which would have a material adverse impact on our financial position and results of operations.

         IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCT. We believe that our Altnet software, does not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Certified Public Accountants.......................     31

Consolidated Balance Sheet as of December 31, 2003.......................     32

Consolidated Statements of Operations and Comprehensive
    Loss for the years ended December 31, 2002 and 2003..................     33

Consolidated Statements of Stockholders' Deficit for the
    years ended December 31, 2002 and 2003...............................     34

Consolidated Statements of Cash Flows for the years ended
    December 31, 2002 and 2003...........................................     35

Notes to Consolidated Financial Statements...............................     37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.
Woodland Hills, California


         We have audited the accompanying consolidated balance sheet of Brilliant Digital Entertainment, Inc. as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, at December 31, 2003 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a negative working capital and a net capital deficiency. These matters give rise to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP


Los Angeles, California
February 27, 2004

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                    DECEMBER 31,
                                                                         2003
                                                                       --------
ASSETS
Current assets:
     Cash and cash equivalents .................................       $    880
     Restricted cash ...........................................             75
     Accounts receivable, net of allowance for
        doubtful accounts of $73 ...............................          2,122
     Note receivable ...........................................            126
     Other assets, net .........................................            389
                                                                       --------
Total current assets ...........................................          3,592
Property, plant and equipment, net .............................            105
License rights .................................................          1,746
                                                                       --------
Total assets ...................................................       $  5,443
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ..........................................       $    683
     Accrued expenses related parties ..........................          3,723
     Accrued expenses ..........................................            413
     Guaranteed minimum payments, related party ................            360
     Deferred revenue ..........................................            143
     Capital financing, including accrued interest .............          4,033
                                                                       --------
Total current liabilities ......................................          9,355
Guaranteed minimum payments, related party .....................            540
Other long-term liabilities ....................................            142
                                                                       --------
Total liabilities ..............................................         10,037
Commitments and contingencies ..................................           --
Stockholders' deficit:
     Preferred Stock ($0.001 par value;
        1,000,000 shares authorized; no shares
        issued or outstanding) .................................           --
     Common Stock ($0.001 par value; 250,000,000
        shares authorized; 41,810,610 shares
        issued and outstanding) ................................             47
     Additional paid-in capital ................................         65,815
     Accumulated deficit .......................................        (70,444)
     Unrealized gain on marketable securities and
        foreign exchange transactions ..........................            (12)
                                                                       --------
Total stockholders' deficit ....................................         (4,594)
                                                                       --------
Total liabilities and stockholders' deficit ....................       $  5,443
                                                                       ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                              2002       2003
                                                           --------    --------
Revenues:
   Marketing services ..................................   $    477    $  2,926
   Licensing and other services ........................         74       1,758
   Distribution and technology from
      related party ....................................        917         459
   Digital content .....................................        417         512
                                                           --------    --------
       Total Revenues ..................................   $  1,885    $  5,655

Costs and expenses:
   Costs of revenues ...................................        247         755
   Sales and marketing .................................        394       1,211
   General and administrative ..........................      3,256       6,085
   Research and development ............................        444         394
   Depreciation and amortization .......................        128         439
   Loss on impairment of long lived
      assets ...........................................       --         5,709
                                                           --------    --------
       Total operating expenses ........................      4,469      14,593
                                                           --------    --------
Loss from operations ...................................     (2,584)     (8,938)
Other income (expense):
   Other Income ........................................       --         2,097
   Interest income .....................................       --            10
   Interest expense ....................................     (3,600)     (2,687)
                                                           --------    --------
       Total other income (expense) ....................     (3,600)       (580)
                                                           --------    --------
Loss from continuing operations ........................   $ (6,184)   $ (9,518)
Loss from discontinued operations ......................       (165)       --
                                                           --------    --------
Net Loss ...............................................   $ (6,349)   $ (9,518)
Other comprehensive loss:
    Unrealized gain from marketable
       securities ......................................       --            33
    Foreign currency translation
       adjustment ......................................        (13)        (32)
                                                           --------    --------
Comprehensive loss .....................................   $ (6,362)   $ (9,517)
                                                           ========    ========

Basic and diluted continuing operations ................   $  (0.26)   $  (0.26)
Basic and diluted for discontinued
   operations ..........................................   $  (0.01)   $   --
Basic and diluted net loss per share ...................   $  (0.27)   $  (0.26)
                                                           --------    --------

Weighted average number of shares used
  in computing Basic and diluted net loss
  per share ............................................     23,467      37,218
                                                           ========    ========

                See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                                                                         UNREALIZED
                                                                                          GAIN ON
                                                                                         MARKETABLE
                                           COMMON STOCK                                  SECURITIES
                                      --------------------   ADDITIONAL                  AND FOREIGN
                                        NO. OF                PAID-IN     ACCUMULATED     EXCHANGE
                                        SHARES      AMOUNT    CAPITAL       DEFICIT     TRANSACTIONS     TOTAL
                                      -----------   ------   ----------   ----------    -------------   --------
BALANCE AT DECEMBER 31, 2001........   16,463,288   $   16   $   50,601   $  (54,577)       $ (289)     $ (4,249)
    Grant of warrants...............                                274                                      274
    Issuance of shares to Investors.   15,441,690       16        2,269                                    2,285
    Issuance of shares for services.      210,000                    21                                       21
    Issuance of warrants for
       patent right.................                                 30                                       30
    Beneficial conversion feature...                              2,036                                    2,036
    Foreign exchange translation....                                                           276           276
    Net loss........................                                          (6,349)                     (6,349)
                                      -----------   ------   ----------   ----------        ------      --------
BALANCE AT DECEMBER 31, 2002........   32,114,978   $   32   $   55,231    $ (60,926)       $  (13)     $ (5,676)
    Issuance of warrants for
    services........................                              1,583                                    1,583
    Exercise of warrants for Common
       Stock........................      477,132
    Issuance of warrants for
       patent right.................                              5,046                                    5,046
    Issuance of Shares for
       investment in subsidiary.....    7,000,000       12        1,470                                    1,482
    Issuance of shares for rights
       to purchase remaining shares
       of subsidiary................    1,000,000        2          210                                      212
    Warrants issued in conjunction
       with debt conversion of                                      924                                      924
       deferred compensation........                              1,143                                    1,143
    Stock option exercise...........    1,218,500        1          208                                      209
    Unrealized gain on marketable
       securities...................                                                            33            33
    Foreign exchange translation....                                                           (32)          (32)
    Net loss........................                                          (9,518)                     (9,518)
                                      -----------   ------   ----------   ----------        ------      --------
BALANCE AT DECEMBER 31, 2003........   41,810,610   $   47   $   65,815   $  (70,444)       $  (12)     $ (4,594)
                                      -----------   ------   ----------   ----------        ------      --------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                             ------------------
                                                               2002       2003
                                                             -------    -------
OPERATING ACTIVITIES
Net loss .................................................   $(6,349)   $(9,518)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and other amortization ................       226        439
      Accrued interest expense on convertible debt
         and capital financing ...........................     3,169      2,350
      Warrant amortization related to agreements .........       278        864
      Warrant amortization related to promissory notes ...      --          356
      Warrant amortization related to purchase of
         license rights ..................................      --          923
      Issuance of common stock for services ..............        21       --
      Impairment loss on long lived assets ...............      --        5,709

      Changes in operating assets and liabilities:
        Accounts receivable ..............................      (531)    (1,518)
        Other assets .....................................       573        131
        Accounts payable and accruals ....................       870      3,586
        Deferred revenue .................................      (917)    (2,412)
        Notes receivable .................................      --         (126)
        Other long-term liabilities ......................      --           36
                                                             -------    -------
Net cash (used in) provided by continuing activities .....    (2,660)       820
Net cash (used) provided in discontinued activities ......      (165)      --
                                                             -------    -------
Net cash (used in) provided by operating activities ......    (2,825)       820

INVESTING ACTIVITIES
Purchases of equipment ...................................      --          (86)
                                                             -------    -------
Net cash used in investing activities ....................      --          (86)

FINANCING ACTIVITIES
Proceeds from issuance of shares .........................     2,285         15
Restricted cash ..........................................      --          (75)
Proceeds from capital financing ..........................       400       --
Repayments of notes ......................................       (85)      --
                                                             -------    -------
Net cash provided by (used in) financing activities ......     2,600        (60)
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS .....................................      (225)       674

Translation adjustments ..................................       276        (30)
Cash and cash equivalents at beginning of period .........       185        236
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $   236    $   880
                                                             -------    -------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ...........................................   $    14    $    10
                                                             -------    -------

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:



                                                               2002        2003
                                                             -------     -------

Issuance of warrants for patent rights...............        $    30     $  --
Beneficial conversion feature........................        $ 2,036     $  --

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

         Certain items in the prior year have been reclassified to follow the Company's current reporting practices. Additionally, all intercompany activity has been eliminated.

1.       DESCRIPTION OF BUSINESS

         Brilliant Digital Entertainment, Inc. is a company which, through the Altnet, Inc. subsidiary, the Company operates a peer-to-peer-based content distribution network which allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, the Company has created a private, or "closed" peer-to-peer network, which allows the Company to centrally control the distribution of a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). The Company's ability to control which files are distributed over their private network, as well as their use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevent the distribution of unauthorized files over the Company's network and help to protect against the unauthorized use of a digital file once it resides on an end user's computer. Brilliant commercializes Altnet by partnering with third party operators of web sites and other Internet applications to search for and download digital files over the Altnet network. Brilliant also operate a payment processing gateway that enables computer users to purchase content distributed over the Altnet network.

         The Company owns 75.5% of the outstanding capital stock of Altnet and manages all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom Altnet license a substantial portion of the Company's peer-to-peer technology. The Company increased its ownership of Altnet from 51% to the present 75.5% in May 2003, when the Company acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. The Company also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles the Company to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock. At the time of this transaction, the only significant asset owned by Altnet was its technology. When the Company initially formed Altnet with Joltid, Ltd., the Company received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet.

         The Company derives revenue principally from marketing services, licensing and other services, and digital content revenue. During 2003, the Company also derived revenue from the amortization of non-refundable advances received in 2000 related to a software licensing and distribution agreement with e-New Media Company.

         The Company is a Delaware corporation that was incorporated in July 1996. The Company was formed through the combination of two businesses:
Brilliant Interactive Ideas, Pty. Ltd., an Australian entertainment software developer and producer, and Sega Australia New Developments, a research and development operation for leading edge software tools.

BASIS OF PRESENTATION, RISKS AND GOING CONCERN UNCERTAINTY

         The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as they have adequate time to process and record actual results from operations.

         The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31, 2003, have negative working capital of approximately $5,763,000 and a stockholders' deficit of approximately $4,594,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         DISCONTINUED OPERATIONS

         Brilliant Interactive Ideas Pty. Ltd., the Company's Australian-based production company, employed a team of animators and programmers dedicated to animation production. The Company discontinued operations at Brilliant Interactive Ideas Pty. Ltd. because of the under-utilization of animators and programmers, which occurred following the termination of the Company's production agreement with Warner Bros. Online and the closing of Digital Hip Hop. Digital Hip Hop and Brilliant Interactive Ideas Pty. Ltd. were discontinued in fiscal 2002 and have been reported on the 2002 consolidated statement of operations and comprehensive loss as discontinued operations in accordance with FASB 144.

         In December 2001, operations of Brilliant Interactive Ideas Pty. Ltd, the wholly owned Australian subsidiary, were significantly reduced. The Subsidiary had subsequently been put into liquidation and is presented as a discontinued operation for 2002.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003


         Digital Hip Hop is presented as a discontinued operation for 2002 pursuant to Management's decision to decrease operations in November 2001 and subsequently to cease all operations in the first quarter of 2002.

         After presenting Digital Hip Hop as a discontinued operation for 2002, the remaining liability of Digital Hip Hop was $11,000 as of December 31, 2002.

         The revenue and net loss of each of the discontinued operations were as follows:

                                                                  DECEMBER 31,
                                                                      2002
                                                                  -----------

         REVENUES:
             Brilliant Interactive Ideas.....................          --
             Digital Hip Hop.................................          --
                                                                  -----------
               Total revenues................................          --
                                                                  ===========

         NET LOSS:
             Brilliant Interactive Ideas.....................     $   125,000
             Digital Hip Hop.................................     $    40,000
                                                                  -----------
               Total Net Loss................................     $   165,000
                                                                  ===========

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, they initiate dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations to them, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, they record a specific reserve for bad debt to reduce the related receivable to the amount they expect to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. They do not have material exposure to any single customer or group of customers at this time. At December 31, 2003, the Company had a reserve of $73,000 to cover a few customers from whom collectibility is uncertain.

         The Company's revenues are derived principally from marketing services, licensing and other services, digital content revenue, and the amortization of non-refundable advances related to a software licensing and distribution agreement with e-New Media.

         Marketing services revenues are derived from paid search and advertising agreements. Under the terms of the Company's agreement with The Excite Network, the Company is paid a non-refundable bounty for the installation of an Excite My Search toolbar on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of the toolbar. The Company recognizes revenue as installations are recorded, and as the gross profit share of paid searches is reported. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue there from. Sharman's clients pay a fee

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The Company recognizes revenue when the impressions are made or conversions delivered.

         Licensing and other services revenues are derived from the sub-licensing of the TruNames patent, business development services, and payment processing services. Under the terms of the Company's Patent Sublicense Agreement, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company generates fee income for performing business development services for Sharman Networks Limited in accordance with an agreement. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. The commission paid to the Company is a percentage of the gross revenue received by Sharman for each transaction entered into based on the Company's efforts. Revenue is recognized from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are amortized over the life of the contract. Revenue share fees are recognized as earned. The Company charges Sharman Networks a fee as a percentage of gross sales for the use of Altnet's payment processing gateway on the sale of certain software applications. The Company recognizes this as revenue when the end user pays for the software application.

         Digital content revenues are derived from the Altnet peer-to-peer business by processing digital media content (music, PC games, software, movies) for placement on Altnet's peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. The Company charges clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. These fees are recognized as the services are performed. The Company charges clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. These fees are recognized as the download delivery levels are achieved. The Company charges clients for content sales based on (a) a revenue sharing basis where the Company receives an agreed upon percentage of the sales price for each transaction, and (b) a combination of revenue share and a cost per specified number of downloaded files The revenue from content sales is recognized when the end user pays for the content and, where relevant, the file is downloaded by the end user.

         In the case of the Company's distribution and software licensing agreement with e-New Media, e-New Media paid the Company a non-refundable advance for rights to the Company's b3d toolset to produce its own Multipath Movies and to resell the toolset within specified territories. The Company was recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. During the second quarter of 2003, the Company determined that it had satisfied all its obligations under the terms of this agreement due to the fact that (1) the Company had delivered all content and technology required under the agreement and (2) the Company was no longer producing content or updating the relevant technology. As a result the Company reflected the remaining unamortized advance of $2,097,000 as other income in the Operating Statement. Amortized amounts in the first half of 2003 totaling $459,000 were recognized as Distribution and Technology Revenue from a related party.

COST OF REVENUES

         Cost of revenues is primarily related to the costs of services provided through our Altnet subsidiary. They include the cost of providing internet bandwidth, costs associated with our payment processing services for the payment gateway and licensing royalties paid to third parties.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

RESEARCH AND DEVELOPMENT COSTS

         Research and development expenses include salaries and benefits of personnel conducting research and development relating to the Company's Internet web site, payment processing solution and related information database, and the development of Altnet's Points Manager software application.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturity of three months or less when acquired to be "cash and cash equivalents".

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company regularly evaluates the collectibility of its accounts and notes receivable balances, and records specific reserve for bad debt to reduce the related receivable to the amount they expect to recover given all information currently available.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives or lease life ranging up to five 1/2 years.

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.7459 at December 31, 2003), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.649 for the year ended December 31, 2003 and $0.5422 for the year ended December 31, 2002).

         The effects of foreign currency translation adjustments are deferred and included as "other comprehensive loss" as a component of stockholders' deficit, on an accumulated basis. The Company recorded comprehensive losses from foreign currency translation of $32,000 and $13,000 for the year ended 2003 and 2002, respectively.

         Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction losses are included in the statements of operations.

NET LOSS PER SHARE

         The Company computes and presents loss per share in accordance with FASB Statements No. 128, EARNINGS PER SHARE. Basic earnings per share are computed based upon the weighted average number of

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

common shares outstanding during the period. Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. Options, warrants and convertible debt representing common shares of 84,440,000 and 138,735,500 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 2002 and 2003, respectively, because they were anti-dilutive.

STOCK OPTIONS

         The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company uses the intrinsic value method prescribed by APB Opinion No. 25. See Note 6 for supplemental disclosure.

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 2003 and 2002 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                         YEAR ENDED
                                                            DECEMBER 31,
                                                        2002           2003
                                                     -----------    -----------

Net loss, as reported ............................   $(6,349,000)   $(9,518,000)
Employee compensation expense ....................   $  (118,000)   $  (154,000)
Net loss, pro forma ..............................   $(6,467,000)   $(9,672,000)
Basic and diluted loss per share, as reported ....   $     (0.27)   $     (0.26)
Basic and diluted loss per share, pro forma ......   $     (0.28)   $     (0.26)

CONCENTRATION OF REVENUE RISK

         For the twelve months ended December 31, 2003, the Company generated approximately 90.9% of its total revenue from activities dependent upon the availability of the KMD to computer users.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company had $2,089,000 of accounts receivable from The Excite Network, representing 98% of the Company's accounts receivable balance at December 31, 2003. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house. The bank account is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2003, the Company had approximately $880,000 at a bank, which was in excess of the FDIC insurance limit.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

OTHER LONG-TERM INTANGIBLES

         The Company records intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination", FAS 142
"Goodwill and other Intangible Assets" and FAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 144 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist in evaluating its intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset.

         Amortization expense related to the long-lived impaired assets was approximately $2,307,000 for the year ended December 31, 2003. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                     2004......................      $        698
                     2005......................               698
                     2006......................               350
                                                     ------------
                     Total.....................      $      1,746
                                                     ============

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During 2003, the Company recorded $349,000 of amortization expense related to the patent, leaving an unamortized balance of $1,746,000 at December 31, 2003, which is reflected on the balance sheet in License Rights.

         RESTRICTED CASH

         At December 31, 2003, $75,000 of cash was pledged as collateral on outstanding convertible promissory notes and was classified as restricted cash on the balance sheet.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. To further assist financial statement users in assessing a company's risks, FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any interests in variable interest entities, and, therefore, the adoption of FIN 46 did not have a significant impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:
1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, or tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position or disclosures.

4.       RELATED PARTY TRANSACTIONS

         On May 28, 2003, Altnet entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $540,000 as a long-term liability. The Company initially recorded $1,080,000 related to the value of these license rights under this agreement and amortized the license rights on a straight-line basis over three years, recognizing $180,000 as license expense in 2003. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $900,000, was written off as impairment loss in 2003. The Company paid Joltid $221,700 for services provided during the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

year ended December 31, 2003, had an outstanding trade payable to them of $19,840 and had guaranteed minimum payments of $900,000 due to Joltid as of December 31, 2003.

         The Company entered into a Patent Sublicense Agreement with Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application (or KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman Networks a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman Networks a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and recognized $574,000 of warrant expense in the current year. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $2,377,000, was written off as impairment loss in 2003. As of December 31, 2003 the Company has an outstanding accounts payable balance to Sharman Networks of $3,064,000.

         In June 2003, the Company received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors (ECA), an entity in which the Company's previous Chairman is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 533,333 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, we issued to the ECA additional warrants to purchase up to an aggregate of 227,272 shares of our common stock at an exercise price of $0.44 per share. The fair value of both warrant grants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of the warrants was determined to be $187,835. The note was paid in full in December 2003 and the value of these warrants and related discount, were fully expensed during the current year. In addition, during 2003 the Company paid ECA $610,000 for commissions and consulting services, and as of December 31, 2003 has outstanding accrued expenses to ECA of $639,000

         In 2003, the Company issued warrants to purchase 350,000 shares of common stock in consideration for consulting services, related to a management initiated audit of systems and procedures, to Scheinrock

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

Advisory Group, an entity owned by Jeff Scheinrock, a previous member of the Board of Directors. In addition the Company paid Scheinrock Advisory Group $43,000 for consulting services.

         The Company leases it's U.S. offices, under operating lease agreements, from Toibb Enterprises (Toibb), an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $84,000 and $41,000 during 2003 and 2002 respectively.

         During 2003, the Company has paid $5,000, for technical and hosting services associated with content placed on our Altnet network, to Detershan an entity owned by Mark Miller, a member of our Board of Directors.

         For the year ended December 31, 2003, the Company has paid Abe Sher, a member of the Board of Directors, $173,750 for consulting services. Mr. Sher became an employee of the Company in December 2003.

5.       SIGNIFICANT AGREEMENTS

THE EXCITE NETWORK

         In April 2003, the Company signed a two-year Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. with respect to its My Search toolbar, which enables users to access content, products and services. Pursuant to the agreement, the parties agreed to develop, market and distribute a customized version of the My Search toolbar and to operate an integrated sweepstakes and loyalty program for users of the Company's Altnet peer-to-peer software application. The search toolbar will be bundled and distributed with the "Altnet Loyalty Points Manager," the Company's point's management software program. The Company received a refundable (under limited circumstances), non-recoupable signing bonus in the aggregate amount of $500,000 in 2003, to be earned when they satisfied certain conditions under the agreement. The Company satisfied all of these conditions and has recognized a total of $500,000 as revenue in 2003. The agreement also provides for ongoing payments between the parties, based on the success in distributing the browser plug-ins and their performance.

STREAMWAVES

         In June 2003, the Company entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for their services, the Company will be paid a percentage of revenue Streamwaves receives from sales of its content to Altnet users. The Company will also provide Streamwaves and its customers with online payment processing services for a transaction fee. The Company loaned Streamwaves $200,000 in connection with this transaction pursuant to a secured promissory note, which note is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder. The balance of the note receivable is $126,000 at December 31, 2003.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

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

         On November 10, 2002, the Conversion Price for the Notes was fixed at $0.1203 per share, which was the lowest volume weighted average price of a share of our Common Stock on the American Stock Exchange over any five (5) consecutive trading days commencing on December 14, 2001 and ending on November 10, 2002. Assuming that all of the principal amount and accrued interest on the Notes was converted into common stock on December 31, 2003, the maturity date of the Notes, the Note holders would have acquired 31,141,103 shares of our common stock.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

         In October 2002, the holders of the Notes agreed to extend the maturity date of the Notes from November 10, 2002 to December 31, 2003. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. The Company recorded prepaid interest expense of $1,699,000 which represents the estimated fair value of the warrants issued determined by using the Black Scholes model with the following inputs: risk factor of return 4.5%; volatility 50%; 3 year warrant life and no dividends. This amount is being amortized on a straight-line basis over the life of the Original Notes. Thus the Company expensed $340,000 of debt discount in the fourth quarter of 2002, with the remainder to be expensed in 2003.

         In December 2003, the holders of the Notes agreed to extend the maturity date of the Notes from December 31, 2003 to March 1, 2004. In consideration of their agreement to extend the maturity date, the Company agreed to pay the holders a $15,000 extension fee, plus legal fees and costs of $300,000.

6.       STOCKHOLDERS' DEFICIT

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

         On May 28, 2003, the Company entered into a Share Exchange and Option Agreement with Joltid, Ltd., the entity which prior to the transaction owned 49% of Altnet, Inc. Under the terms of the Agreement, the Company issued 7,000,000 unregistered shares of its common stock to acquire 1,102,500 shares of Altnet common stock (24.5%), and 1,000,000 unregistered shares of its common stock to obtain the option to purchase the remaining 1,102,500 shares of Altnet common stock (24.5%) at an exercise price of 0.1575 newly issued shares of the Company's common stock, for an aggregate purchase price of 7,000,000 shares of the Company's common stock for all such option shares. The total value assigned to the 8,000,000 shares was $1,694,000. The option to purchase the remaining shares expires in May 2005. The Company now owns 75.5% of Altnet and continues to manage all of the day-to-day operations of Altnet. At the time of this transaction, the only significant asset owned by Alnet was its technology. When the Company initially formed Altnet with Joltid, Ltd., the Company received 51% of the outstanding capital stock and Joltid, Ltd.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet.

PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2003, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which may adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS AND OPTIONS

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

         Under the terms of the Company's Deferred Compensation Plan ("Plan") dated January 1, 1997, the prior Chairman of the Board of Directors (and prior employee of the Company) and a current executive, elected to exchange Plan benefits for stock options on May 30, 2003. In conjunction with this election, the Company issued 10,395,000 options to purchase common stock of the Company to the two individuals with an exercise price of $0.12 per share, when the average market price of the Company's stock for the five days preceding the grant date was equal to $0.23 per share. The options expire in May 2013. The intrinsic value, which equated to the fair value, of the options of $1,143,450 were equal to the total amount of deferred

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

compensation, plus accrued interest owed to the two individuals, as of the date of the grant, May 30, 2003, and therefore the Company has not recognized any expense associated with the conversion.

         In June 2003, the Company and its subsidiary entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The fair value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and had recognized $574,000 of warrant expense during the current year. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $2,377,000 was written off as impairment loss in 2003.

         In June 2003, the Company received $200,000 of additional financing in the form of promissory notes, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 1,066,666 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. In August 2003, a holder of one of these notes in the amount of $100,000 agreed to extend the maturity date of the notes from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, the Company issued to the Note holder additional warrants to purchase up to an aggregate of 227,272 shares of common stock at an exercise price of $0.44 per share. The fair value of all of the warrants as examined at the date of their grants was based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of these warrants was determined to be $414,000 and $48,000 respectively. These amounts were fully amortized and reflected as warrant expense during 2003. Both notes were repaid during the fourth quarter of 2003.

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During 2003, the Company recorded $349,000 of amortization expense related to the patent, leaving an unamortized balance of $1,746,000 at December 31, 2003, which is reflected on the balance sheet in License Rights.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

         In August 2003 the Company signed a twelve month Representation Agreement with a legal consultant, to assist Altnet in marketing and promoting its peer-to-peer technology to major record companies. In conjunction with this agreement, the Company issued warrants to purchase up to 5,000,000 shares of the Company's common stock at an exercise price equal to $0.54 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $1,319,000, and was to be amortized over the life of the agreement, or 12 months. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset was not recoverable and as a result the remaining unamortized amount of $770,000 was written off as an impairment charge.

         The fair value of the warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003 and 2002, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the warrants of 3 years for both years. In 2003, the Company issued warrants to purchase an aggregate of 5,515,000 shares of common stock in consideration for consulting services. The Company expensed $1,583,000 in connection with these warrants.

         The following table summarizes warrant activity:

                                                  NUMBER
                                                 OF SHARES       WARRANT PRICE
------------------------------------------     ------------     ---------------
Outstanding at December 31, 2001 .........        3,005,000     $0.75  -- $5.50
Granted ..................................       75,171,000     $0.001 -- $6.50
Exercised ................................         (100,000)    $0.00  -- $0.001
Forfeited ................................          (95,000)    $0.33  -- $6.29
------------------------------------------     ------------     ---------------
Outstanding at December 31, 2002 .........       77,981,000     $0.001 -- $6.50
Granted ..................................       46,035,000     $0.14  -- $0.61
Exercised ................................         (661,000)    $0.19  -- $0.28
Forfeited ................................            --               --
------------------------------------------     ------------     ---------------
Outstanding at December 31, 2003 .........      123,355,000     $0.001 -- $0.61


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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

         The following table summarizes stock option activity:

                                                    NUMBER
                                                   OF SHARES      OPTION PRICE
-----------------------------------------------   -----------    ---------------
Outstanding at December 31, 2001 ..............     2,969,000    $0.16  -- $5.94
Granted .......................................     3,600,000    $0.001 -- $0.82
Exercised .....................................      (110,000)   $0.001 -- $0.82
Forfeited .....................................          --          $0 -- $0
-----------------------------------------------   -----------    ---------------
Outstanding at December 31, 2002 ..............     6,459,000    $0.001 -- $5.94
Granted .......................................    10,800,000    $0.12  -- $0.41
Exercised .....................................    (1,218,500)   $0.15  -- $0.16
Forfeited .....................................      (660,000)   $0.16  -- $5.94
-----------------------------------------------   -----------    ---------------
Outstanding at December 31, 2003 ..............    15,380,500    $0.12  -- $5.94
Exercisable at December 31, 2003 ..............     6,810,654    $0.12  -- $5.94

         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003 and 2002, respectively: interest rates of 4.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 and $1.66 per share for stock options granted in 2003 and 2002, respectively.

         The Black-Scholes model was developed for use in estimating the fair value of traded options. The Company's employee stock options have not been traded. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

1997 DEFERRED COMPENSATION PLAN

         The Company adopted a Deferred Compensation Plan (the "1997 Plan"), which became effective on January 1, 1997. Under the terms of the 1997 Plan, the participants (the prior Chairman of the Board of Directors (and prior employee of the Company) and a current executive) are able to elect to defer salary, and accrue interest at 8%. In accordance with the terms of the 1997 Plan, both elected to exchange Plan benefits for stock options on May 30, 2003. In conjunction with this election, the Company issued 10,395,000 options to purchase common stock of the Company to the two individuals with an exercise price of $0.12 per share, when the average market price of the Company's stock for the five days preceding the grant date was equal to $0.23 per share. The options expire in May 2013. The intrinsic value of the options, which was equal to the fair value, of $1,143,450 were equal to the total amount of deferred compensation, plus accrued interest owed to the two individuals, as of the date of the grant, May 30, 2003, and therefore the Company has not recognized any expense associated with the conversion. The 10,395,000 options issued in May 2003, are the only options issued and outstanding under the 1997 Plan.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

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

         At December 31, 2003 the Company had cumulative tax losses resulting in a net operating loss ("NOL") carry forward of approximately $4,091,000. The losses will begin to expire in the year 2012. No tax benefit has been recorded for these NOL's.

         The  significant   components  of  the  net  deferred  tax  assets  and
liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2003 are as follows:

                                                                    DECEMBER 31,
                                                                       2003
                                                                    -----------
Deferred tax assets:

   Net operating losses ..................................            4,091,000
   Temporary differences .................................            2,339,000
                                                                    -----------
   Total deferred tax assets .............................            6,430,000
   Valuation allowance ...................................           (6,430,000)
                                                                    -----------
Net deferred tax assets (liabilities) ....................          $      --
                                                                    ===========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -----------------
                                                            2002       2003
                                                           ------     ------

Federal income tax rate.................................      34%        34%
State income tax rate...................................       6%         6%
Effect of net operating loss and net
   operating loss carry forward.........................     (40)%      (40)%
                                                           ------     ------
Effective income tax rate...............................       0%         0%
                                                           ======     ======

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                      DECEMBER 31, 2003
                                                      -----------------

Computers and equipment............................        $   331
Leasehold improvements.............................             51
Furniture and fixtures.............................             31
                                                           -------
                                                               413
Less accumulated depreciation......................           (308)
                                                           -------
                                                           $   105
                                                           =======

9.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                      DECEMBER 31, 2003
                                                      -----------------


Consulting.........................................        $   138
Legal expenses.....................................             74
Accrued payroll expenses...........................             58
Other .............................................            143
                                                           -------
                                                           $   413
                                                           -------

10.      GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The  Company's  2003  operations  consist  of  the  operations  of  BDE
Australia in Australia, and Brilliant in the United States. The following schedule sets forth the revenues and long-lived assets of the Company by geographic area:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

                                                     UNITED STATES    AUSTRALIA
                                                      ----------      ----------
YEAR ENDED DECEMBER 31, 2003
   Revenues from unaffiliated customers ........      $5,196,000            --
   Revenues from affiliated customers ..........         459,000            --
                                                      ----------      ----------

   Total revenues ..............................      $5,655,000            --
                                                      ==========      ==========
YEAR ENDED DECEMBER 31, 2002:



   Revenues from unaffiliated customers ........      $  951,000      $   17,000
   Revenues from affiliated customers ..........         917,000            --
                                                      ----------      ----------


   Total revenues ..............................      $1,868,000      $   17,000
                                                      ==========      ==========


         For each of the periods shown above, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia.

         For the year ended December 31, 2003, The Excite Network represented 44% of the revenues from installation bounty and search revenues, based on active installations of the Excite Activated Installation Toolbar, bundled with the Company's Altnet Loyalty Points Manager software application. Sharman Networks contributed 25% of revenues, with patent sublicensing and business development fees. In addition, the Company earned 8% of the revenues from e-New Media, for distribution and licensing rights.

         For the year ended December 31, 2002 e-New Media represented 45% of the revenue, with distribution and licensing rights. Internet Fuel contributed 22% of the revenue, with media buys and impressions. The Company earned 9% of the revenue through business development for Sharman Networks. Additionally, the Company earned 6% of the revenue from Winstar for advertising and media buys.

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under operating lease agreements expiring through 2008. The Company leases its U.S. offices, from Toibb
Enterprises; an entity owned by Harris Toibb, a secured debt holder and shareholder in the Company, and in September 2003, renegotiated the lease. This is a five-year lease with future minimum annual payments of approximately $92,000. In Australia, the Company entered into a two year lease future minimum annual payments of approximately $42,000. As of December 2003 the commitment under these lease obligations is as follows:

               YEAR                                 AMOUNT
         -----------------                       -------------
               2004                              $    134,000
               2005                                    96,000
               2006                                    92,000
               2007                                    92,000
               2008                                    77,000
                                                 -------------
                                                 $    491,000
                                                 =============

         Rent expense was $65,000 and $122,000 for the year ended December 31, 2002 and the year ended December 31, 2003, respectively.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman Networks Limited, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. The Company believes these allegations are without merit, and intends to vigorously defend against these claims.

12.  SUBSEQUENT EVENTS

         In February 2004, the Company was informed by the American Stock Exchange (AMEX) that the Company's appeal to maintain its listing on AMEX had been denied by the Listing Qualifications Panel of the AMEX Committee on Securities, and as such it did not meet AMEX's standards for continued listing.

         On February 25, 2004, the Company was approved for trading over the Over the Counter Bulletin Board (OTCBB), with a new stock symbol of "BDEI". The OTCBB is a regulated quotation services that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of registered market makers that enter quotes and trade reports through a computer network.

         In March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, the Company agreed to the following:

         o        To  amend  the   expiration   date  of  warrants  to  purchase
                  44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005;

         o To issue the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of the Company's common stock at an exercise price of $0.15 per share; and

         o To apply on a monthly basis, 50% of the Company's "Excess Cash" toward repayment of the secured indebtedness, until the indebtedness is paid in full. Excess Cash is defined to mean, at any time of determination, the amount which is equal to our consolidated revenues minus costs and expenses consisting only of costs of revenues, sales and marketing costs, general and administrative costs, and research and development costs, all of which are determined monthly in the same manner as is reported in the Company's consolidated statements of operations. Non-cash expenses are not deducted from revenues in calculating Excess Cash.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2003

13.      GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated by this reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See attached Exhibit Index.

         (b)      Reports on Form 8-K.

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated by this reference.

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

                              BRILLIANT DIGITAL ENTERTAINMENT, INC.

                              By:     /S/ TYLER TARR
                                    --------------------------
                                    Tyler Tarr
                              Its: Chief Financial Officer (Principal Financial and Accounting Officer)



                                POWER OF ATTORNEY

         The undersigned directors and officers of Brilliant Digital Entertainment, Inc. do hereby constitute and appoint Tyler Tarr with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                        DATE

 /S/ KEVING BERMEISTER       Acting Chairman of the Board         March 30, 2004
-------------------------    of Directors, Chief Executive
    Kevin Bermeister         Officer and President

  /S/ TYLER TARR             Chief Financial Officer (Principal   March 30, 2004
-------------------------    Financial and Accounting Officer)
       Tyler Tarr

    /S/ MARK MILLER          Director                             March 30, 2004
-------------------------
      Mark Miller

  /S/ RUSSELL SIMMONS        Director                             March 30, 2004
-------------------------
    Russell Simmons

     /S/ RAY MUSCI           Director                             March 30, 2004
-------------------------
       Ray Musci

     /S/ ABE SHER            Director                             March 30, 2004
-------------------------
        Abe Sher

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

4.1            Specimen  Stock   Certificate  of  Common  Stock  of  Registrant.
               Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.1           Registrant's Third Amended and Restated 1996 Stock Option Plan.

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

10.6 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay I, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.7 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Harris Toibb. Incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.8 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.9 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged ad consent to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.10 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.11 Form of Warrant to Purchase Common Stock of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.


                                       (i)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

10.12 Security and Pledge Agreement, dated May 23, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.13 Guaranty, dated May 23, 2001, made by B3D, Inc. and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.14 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.15 Note and Warrant Purchase Agreement, dated December 10, 2001, by and between Registrant and Capel Capital Ltd. Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.16 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Harris Toibb. Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.17 Secured Convertible Promissory Note, dated December 19, 2001, in favor of Capel Capital Ltd. Incorporated by reference to Exhibit
               10.44 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.18 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to
               Exhibit 10.45 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.19 Common Stock Purchase Warrant, dated December 19, 2001, by and between Registrant and Capel Capital Ltd. Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.20 Amendment Number Two to Note and Warrant Purchase Agreements, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.21 Amendment Number One to Secured Convertible Promissory Notes, dated December 19, 2001, in favor of Harris Toibb. Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.22 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.23 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Europlay 1, LLC. Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.24 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.25 Amendment Number One to Security and Pledge Agreement, dated as of December 19, 2001, by and between Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the year ended December 31, 2001.


                                      (ii)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

10.26 Security and Pledge Agreement, dated as of December 19, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to
               Exhibit 10.53 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.27 Investor Rights Agreement, by and between Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital Ltd. Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.28          Guaranty,  dated  December  19,  2001,  made  by  B3D,  Inc.  and
               Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.29 Acknowledgement, Consent and Reaffirmation, dated December 19, 2001, by Brilliant Studios, Inc. and B3D, Inc. Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.30 Letter Agreement, dated October 2, 2002, among Registrant and the holders of Registrant's Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.31 Form of Amendment Number One to Secured Convertible Promissory Note dated as of December 19, 2001. Incorporated by reference to
               Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.32 Form of Amendment Number Two to Secured Convertible Promissory Note dated as of May 23, 2001. Incorporated by reference to
               Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.33 Form of Warrant issued in connection with extension of maturity date of Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.34 Letter Agreement Regarding Extension of Maturity Date dated December 31, 2003 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto.

10.35 Form of Amendment Number Three to Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein.

10.36 Form of Amendment Number Two to Secured Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein.

10.37 Technology Bundle License Agreement, dated as of October 2, 2001, by and between Registrant and Consumer Empowerment B.V., a company organized under the laws of The Netherlands. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.38 Form of Warrant to Purchase Common Stock from March 7, 2002 and March 20, 2002 financings. Incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.


                                      (iii)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

10.39 Form of Warrant to Purchase Common Stock from April 2, 2002 financing. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.40 Form of Warrant to Purchase Common Stock from April 23, 2002 financing. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.41 Warrant to Purchase Common Stock, dated February 1, 2002, issued in favor of VoxPop, LLC. Incorporated by reference to Exhibit
               10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.42 Form of Warrant to Purchase Common Stock, dated April 5, 2002, issued in favor of The Rose Group. Incorporated by reference to
               Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.43 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of Business Development Experts, Inc. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.44 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of mPRm Public Relations. Incorporated by reference to
               Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.45 Warrant to Purchase Common Stock, dated April 22, 2002, issued in favor of KaZaA, B.V. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.46 Common Stock and Warrant Purchase Agreement dated August 26, 2002, by and among Registrant and Harris Toibb, Markev Services, LLC, Ronald Lachman, David Wilson, Bob Haya and Scott Hergott. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.47 Form of Warrant to Purchase Common Stock from August 26, 2002 financing. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.48 Warrant to Purchase Common Stock, dated August 28, 2002, issued in favor of SRO Consulting, Inc. Incorporated by reference to
               Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.49 Letter Agreement, dated August 19, 2002, between Registrant and Europlay Capital Advisors, LLC. Incorporated by reference to
               Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.50 Contractor, Confidential Information and Non-Solicitation Agreement, dated as of February 2002, between Registrant and Abe Sher. Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.51 Strategic Alliance, Marketing and Distribution Agreement dated April 14, 2003 between Brilliant Digital Entertainment, Inc. and The Excite Network, Inc. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the Exhibit 10.1 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.


                                      (iv)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

10.52 Digital Content Merchant Agreement, dated November, 2002, between Registrant and NewGenPay, Inc. Incorporated by reference to
               Exhibit 10.44 to Amendment No. 1 to Form S-3 Registration Statement as filed July 3, 2003.

10.53 Warrant to Purchase Common Stock, dated February 19, 2003, issued in favor of Scheinrock Advisory Group. Incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Form S-3 Registration Statement as filed July 3, 2003.

10.54 Share Exchange and Option Agreement dated May 28, 2003 between Brilliant Digital Entertainment, Inc. and Joltid, Ltd. Incorporated by reference to the Exhibit 10.2 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.55 Joltid Software Licensing Agreement dated May 28, 2003 between Altnet, Inc. and Joltid, Ltd. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.56 Form of Brilliant Digital Entertainment, Inc. Promissory Note dated June 11, 2003. Incorporated by reference to the Exhibit
               10.4 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.57 Form of Warrant to Purchase Common Stock of Brilliant Digital Entertainment, Inc. dated June 11, 2003. Incorporated by reference to the Exhibit 10.5 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.58 Joint Enterprise Agreement dated June 23, 2003 between Altnet, Inc. and Sharman Networks Limited. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the
               Exhibit 10.6 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.59 Warrant to Purchase Common Stock of Brilliant Digital Entertainment, Inc., dated June 23, 2003, issued to Sharman Networks Limited. Incorporated by reference to the Exhibit 10.7 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.60          Brilliant Digital Entertainment, Inc. Deferred Compensation Plan.
               Incorporated by reference to the Exhibit 10.8 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.61 Form of Brilliant Digital Entertainment, Inc. Deferred Compensation Relinquishment Opportunity Agreement. Incorporated by reference to the Exhibit 10.9 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.

10.62 Standard Form Lease Agreement dated September 21, 2003 between the Registrant and Topanga & Victory Partners LP. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.63 Employment Agreement dated June 1, 2003 between the Registrant and Tyler Tarr.

10.64 Executive Employment Agreement dated June 1, 2003 between the Registrant and Kevin Bermeister.

14.1           Code of Ethics.

21.1           Subsidiaries.


                                       (v)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

23.1           Consent of BDO Seidman, LLP.

24.1           Power of Attorney (included on signature page).

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.


                                      (vi)