Form 10KSB/A
period 2003-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2004-04-29
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

         None.

================================================================================

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
             BRILLIANT DIGITAL ENTERTAINMENT, INC. ON MARCH 30, 2004

         The following Items amend the Annual Report on Form 10-KSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on March 30, 2004 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.


                                       (i)

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to each director and executive officer of the Company as of April 26, 2004.

CLASS I DIRECTOR: TERMS EXPIRING IN 2006

RUSSELL SIMMONS              Russell  Simmons  has served as a  Director  of the
                             Company since August 2001.  Since 1985, Mr. Simmons
                             has   served  as   Chairman   of   Island/Def   Jam
                             Recordings,  a  division  of  the  Universal  Music
                             Group.  Mr.  Simmons has also been Chairman of Rush
                             Communications since 1991 and Chairman of Phat Farm
                             since 1992.
                             DIRECTOR SINCE:  2001      AGE:  46


CLASS II DIRECTORS: TERMS EXPIRING IN 2004

RAY MUSCI                    Ray Musci has served as a Director  of the  Company
                             since  October 1996.  From October 1999,  Mr. Musci
                             has  served as the  President  and Chief  Executive
                             Officer and a director of BAM! Entertainment, Inc.,
                             a publicly traded company that develops,  publishes
                             and distributes entertainment software products and
                             video games.  From May 1990 to July 1999, Mr. Musci
                             served as the President,  Chief  Executive  Officer
                             and as a director of Infogrames Entertainment, Inc.
                             (formerly  Ocean of America,  Inc.), a company that
                             develops,   publishes  and   distributes   software
                             products.  From  September  1994 to July 1996,  Mr.
                             Musci served as a director of Ocean  International,
                             Ltd., the holding company of Ocean of America, Inc.
                             and Ocean Software,  Ltd. From August 1985 to March
                             1990,     Mr.    Musci    was    Executive     Vice
                             President/General Manager of Data East USA, Inc., a
                             subsidiary of Data East Corp., a Japanese  company,
                             where  he   established  a  consumer   division  to
                             develop,   manufacture,   market   and   distribute
                             consumer  video games,  entertainment  software and
                             coin-operated   video   arcade  games  and  pinball
                             machines.
                             DIRECTOR SINCE:  1996      AGE:  43
                             MEMBER:  AUDIT COMMITTEE AND COMPENSATION COMMITTEE

MARK MILLER                  Mark Miller has served as a Director of the Company
                             since August 1996. Since September 2000, Mr. Miller
                             has served as a consultant to the Company on a part
                             time  basis,  and  as  an  investment  advisor  and
                             financial  planner.  From  October,  1996 to August
                             2000,   Mr.  Miller   served  as  Vice   President,
                             Production  and  Operations  of  the  Company.  Mr.
                             Miller  also  served as  Managing  Director  of the
                             Company's    Australian    subsidiary,    Brilliant
                             Interactive  Ideas,  Pty. Ltd.  ("BII  Australia"),
                             from March 1994 to August 2000.  Mr.  Miller served
                             as  President  and Chief  Financial  Officer of the
                             Company from August 1996 through September 1996. He
                             is also the joint Managing  Director of e-Brilliant
                             Pty.  Limited - a Singapore based animation  studio
                             that is a joint  venture  between  the  Company and
                             eNewMedia,  a Hong Kong listed public company.  Mr.
                             Miller is a chartered  accountant and has extensive
                             experience  in the  development  of large  software
                             applications, project management, people management
                             and team building and conflict resolution.
                             DIRECTOR SINCE:  1996      AGE:  44

CLASS III DIRECTORS:  TERMS EXPIRING IN 2005

KEVIN BERMEISTER             Kevin  Bermeister  has served as  President  of the
                             Company  since  October  1996,  as Chief  Executive
                             Officer since August 2001,  and as a Director since
                             August 1996. Mr. Bermeister was the founder of Sega
                             Ozisoft  Pty.  Ltd.  and  previously  served as its
                             Co-Chief   Executive   Officer.    Mr.   Bermeister
                             established,   ran  or   served  on  the  Board  of
                             Directors of various  companies  including  Packard
                             Bell NEC Australia Pty.  Ltd.,  Jacfun Pty. Ltd., a
                             property  owner  and  developer.   Mr.   Bermeister
                             currently  serves as a director of Tag-It  Pacific,
                             Inc., a publicly traded corporation.
                             DIRECTOR SINCE:  1996      AGE:  43

ABE SHER Abe Sher has served as a Director of the Company since February 2002. Mr. Sher has been Managing Director of Slingshot Ventures, LLC, since 1998. From May 1998 to June 2001, Mr. Sher served as Executive Vice President of xSides Corp. Mr. Sher also serves as a member of the board of directors of Microlab, Inc., xSides Corp., and VKB, Inc.
                             DIRECTOR SINCE:  2002      AGE:  43


OTHER EXECUTIVE OFFICERS

TYLER TARR                   Tyler Tarr has served as Chief Financial Officer of
                             the  Company  since April 15,  2003.  Mr. Tarr also
                             serves as Vice  President  of  Scheinrock  Advisory
                             Group, Inc., a financial consulting firm. From June
                             1998 to  November  2000,  Mr. Tarr served as Senior
                             Director  of  Finance  and   Operations   at  Canon
                             Business  Solutions  in Los  Angeles.  From January
                             1994  to  May  1998,  Mr.  Tarr  served  as  Retail
                             Operations  Controller  and  Manager  of  Corporate
                             Finance and  Strategic  Planning  for Packard  Bell
                             NEC.

ANTHONY NEUMANN              Anthony  Neumann  has  served  as  Vice  President,
                             Business Development since 2000. Mr. Neumann served as Director, Business Development of the Company from 1996 through 2000. Mr. Neumann has been involved in the multimedia entertainment industry since 1992. Prior to 1992, Mr. Neumann worked as a financial consultant at Merrill Lynch.

ANTHONY ROSE                 Anthony Rose has served as Chief Technical  Officer
                             of the Company since its inception in 1995, and has
                             been   responsible  for  overseeing  the  Company's
                             software development team and technology direction.
                             Prior to joining the Company, Mr. Rose was director
                             of A.R.  Technology Pty. Ltd. ("A.R.  Technology"),
                             an  Australian  electronics  company  he founded in
                             1988.  A.R.  Technology  designs  and  manufactures
                             digital  electronics  hardware and  software.  Past
                             projects include computer designs for Apple, Epson,
                             and  Panasonic;   telecommunications  circuits  for
                             Telstra  Australia;  and custom  data  loggers  for
                             government    labs.    Mr.   Rose   holds   several
                             international   patents   relating  to   anti-virus
                             hardware circuits for personal computers.

AUDIT COMMITTEE FINANCIAL EXPERT.

         The Audit Committee currently consists of Mr. Musci. The Board of Directors has determined that Mr. Musci is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B, and is "independent," within the meaning of Item 401(e)(1)(ii) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended December 31, 2003, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: Joltid Ltd (a beneficial owner of more than ten percent of the outstanding shares of our Common Stock) filed one late Form 3 reporting late one transaction; Kevin Bermeister (our President and Chief Executive Officer) filed one late Form 4 reporting late one transaction; Mark Dyne (a beneficial owner of more than ten percent of the outstanding shares of our Common Stock and our former Chairman) filed one late Form 4 reporting late two transactions; Jeff Scheinrock (a former member of the Board of Directors) filed one late Form 4 reporting late one transaction; Abe Sher (a member of the Board of Directors) filed one Form 5 reporting late one transaction that should have been reported on Form 4; Tyler Tarr (our Chief Financial Officer) filed one late Form 3 reporting late one transaction, and filed one Form 5 reporting late one transaction that should have been filed on Form 4; Anthony Rose (our Vice President, Technology) filed one Form 5 reporting late one transaction that should have been filed on Form 4; and Anthony Neumann (our Vice President, Business Development) filed one Form 5 reporting late one transaction that should have been filed on Form 4.

CODE OF ETHICS DISCLOSURE.

         We have adopted a Code of Ethical Conduct which is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of the Code of Ethical Conduct is filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth, as to the Chief Executive Officer and as to each of the other three most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three years ended December 31 indicated below. No other officer was paid more than $100,000 during the last fiscal year.


                                                 ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                                 -------------------         ----------------------
                                                                          NUMBER OF
                                 FISCAL YEAR                              SECURITIES          ALL
NAME                                ENDED                                 UNDERLYING         OTHER
PRINCIPAL POSITION               DECEMBER 31,      SALARY     BONUS        OPTIONS        COMPENSATION
------------------               ------------      ------     -----        -------        ------------

Kevin Bermeister.............        2003       $ 275,000       --        2,186,018(2)        --
   President & Chief                 2002       $ 250,000       --        5,470,000           --
   Executive Officer                 2001       $ 250,000       --          100,000           --

Tyler Tarr (1)...............        2003       $ 160,000       --          750,000           --
   Chief Financial Officer &         2002       $    --         --             --             --
   Secretary                         2001       $    --         --             --             --

Anthony Neumann..............        2003       $ 150,000    $10,800        500,000           --
   Vice President, Business          2002       $ 150,000     $2,191        300,000           --
   Development                       2001       $ 150,000       --          100,000           --

Anthony Rose.................        2003       $ 182,000       --          750,000           --
   Chief Technical Officer           2002       $ 130,000       --          250,000           --
                                     2001       $ 156,000       --          100,000           --

----------

(1) Mr. Tarr's employment with the Company as Chief Financial Officer commenced in April 2003.
(2) In May 2003, we issued to Mr. Bermeister options to purchase 2,186,018 shares or our Common Stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as President.

                          OPTION GRANTS IN FISCAL 2003

         The following table sets forth certain information regarding the grant of stock options made during fiscal 2002 to the Named Executive Officers.

                            NUMBER OF      PERCENT OF
                            SECURITIES    TOTAL OPTIONS
                            UNDERLYING     GRANTED TO      EXERCISE
                             OPTIONS      EMPLOYEES IN     OR BASE    EXPIRATION
NAME                        GRANTED(1)    FISCAL YEAR(2)   PRICE(3)      DATE
----                       -----------    --------------   --------   ----------

Kevin Bermeister (4)       2,186,018          40.2%         $ 0.12    05/22/2013
Tyler Tarr .........         750,000          13.8%         $ 0.41    06/03/2013
Anthony Neumann ....         500,000           9.2%         $ 0.41    06/03/2013
Anthony Rose .......         750,000          13.8%         $ 0.41    06/03/2013
----------

     (1) These option grants vest in four equal annual installments of 25%, each commencing on the subsequent January 1st from the date of the grant and were granted for a term of 10 years.
     (2) Options covering an aggregate of 3,250,000 shares were granted to employees during fiscal 2003.
     (3) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
     (4) In May 2003, we issued to Mr. Bermeister options to purchase 2,186,018 shares or our Common Stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as President.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2003, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the American Stock Exchange on December 31, 2003 ($0.35 per share).

                          SHARES                   NUMBER OF SECURITIES
                         ACQUIRED                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                            ON       VALUE              OPTIONS AT              IN-THE-MONEY OPTIONS AT
                         EXERCISE   REALIZED         DECEMBER 31, 2003             DECEMBER 31, 2003
---------------------    --------   --------   ----------------------------   ---------------------------
NAME                                           EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                           -----------    -------------   -----------   -------------
Kevin Bermeister.....       --         --        3,913,518       4,122,500     $  726,309      $  609,775
Tyler Tarr...........       --         --            --            750,000          --              --
Anthony Neumann......     21,000    $ 5,397        201,500         767,500     $   19,625      $   44,625
Anthony Rose.........       --         --          225,000         980,000     $   19,500      $   39,500

EMPLOYMENT AGREEMENTS.

         As of June 1, 2003, we entered into an employment agreement with Kevin Bermeister, pursuant to which Mr. Bermeister serves as our Chief Executive Officer and President. This agreement provides for a two year initial term, unless terminated earlier. Pursuant to this agreement, Mr. Bermeister's annual base salary is $275,000, with annual cost-of-living adjustments. Mr. Bermeister is also eligible to receive an annual bonus based on percentage of our EBITDA. In the event that we terminate Mr. Bermeister's employment agreement without cause, Mr. Bermeister terminates the agreement with good reason or termination upon Mr. Bermeister's death or disability (as such terms are defined in the agreement), Mr. Bermeister will be entitled to receive severance payments equal to one year of his base salary and all options to purchase our Common Stock held by Mr. Bermeister will become fully vested and exercisable.

         As of June 1, 2003, we entered into an employment agreement with Tyler Tarr, pursuant to which Mr. Tarr serves as our Chief Financial Officer. This agreement provides for a two year initial term with automatic one year renewal terms thereafter, unless terminated earlier. Pursuant to this agreement, Mr. Tarr's annual base salary is $200,000, with annual cost-of-living adjustments. Mr. Tarr is also eligible to receive an annual bonus and was granted options to purchase 750,000 shares of our Common Stock in accordance with the agreement. In the event that we terminate Mr. Tarr's employment agreement without cause or Mr. Tarr terminates the agreement with good reason (as such terms are defined in the agreement), Mr. Tarr will be entitled to receive severance payments equal to one year of his base salary.

EMPLOYEE BENEFIT PLANS.

         We have adopted a Stock Option Plan (the "1996 Plan"), which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 20,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year was increased at the Annual Meeting of Stockholders to an annual limitation per individual of up to one-half of the number of shares reserved for issuance under the amended 1996 Plan, subject to certain adjustments to prevent dilution. Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant. As of December 31, 2003, there were 15,380,500 outstanding options granted under the 1996 Plan.

DIRECTORS' COMPENSATION.

         Non-employee directors of the Company currently are paid $1,500 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors or at any meeting of a committee of the Board of Directors. Directors also are reimbursed for their reasonable travel expenses incurred in attending Board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS.

         The following table sets forth as of April 15, 2004, unless otherwise indicated, certain information relating to the ownership of our Common Stock by
(i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock (41,925,610 shares),
(ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 6355 Topanga Canyon Boulevard, Suite 520, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                                             NUMBER OF SHARES
                                                                             OF COMMON STOCK
                                                                              BENEFICIALLY
                         NAME AND ADDRESS                                       OWNED (1)            PERCENT (1)
                         ----------------                                    ---------------         -----------
                            Directors:
Kevin Bermeister....................................................         18,460,189  (2)            34.6%
Abe Sher............................................................          1,000,000  (3)             2.3
Russell Simmons.....................................................            775,000  (4)             1.8
Mark Miller.........................................................            667,500  (5)             1.6
Ray Musci...........................................................            617,500  (6)             1.5

NON-DIRECTOR NAMED EXECUTIVE OFFICERS:
Anthony Rose........................................................            525,000  (7)             1.2
Anthony Neumann.....................................................            477,500  (8)             1.1
Tyler Tarr..........................................................            187,500  (9)              *




                                                                             NUMBER OF SHARES
                                                                             OF COMMON STOCK
                                                                              BENEFICIALLY
                         NAME AND ADDRESS                                       OWNED (1)            PERCENT (1)
                         ----------------                                    ---------------         -----------
                            Directors:
5% HOLDERS:
Harris Toibb..........................................................       97,786,396  (10)           72.9
    6355 Topanga Canyon Blvd., Woodland Hills, California 91367
Mark Dyne.............................................................       25,131,510  (11)           41.9
MarKev Services, LLC..................................................       15,657,339  (12)           30.6
    15821 Ventura Boulevard, Suite 525, Encino, California 91436
Sharman Networks Limited..............................................        7,000,000  (13)           14.3
    C/-BDO House, Father W H, Lini Highway, PO Box 240, Port Vila,
    Vanuatu
Capel Capital Ltd.....................................................       13,900,410  (14)           24.9
Europlay 1, LLC.......................................................        7,528,588  (15)           15.2
    15821 Ventura Boulevard, Suite 525, Encino California 91436
Ronald Lachman........................................................        6,388,722  (16)           13.4
    3140 Whisperwoods Court, Northbrook, IL 60062
Joltid, Ltd...........................................................        8,000,000                 13.0
    28-30 The Parade, St. Helier, JE4 8XY Jersey, Channel Islands
Kinetech, Inc.........................................................        5,000,000  (17)           10.7
    3140 Whisperwoods Court, Northbrook, IL 60062
Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman, LLP.        5,000,000  (18)           10.7
    1801 Century Park West, Los Angeles, California 90067
David Wilson..........................................................        4,674,882  (19)           10.4
    P.O. Box 98, Preston, Maryland 21655
Preston Ford, Inc.....................................................        3,113,822  (20)            7.1
    P.O. Box 98, Preston, Maryland 21655

Directors and officers as a group (8 persons).........................       22,710,189  (21)           39.7%
----------

     * Less than one percent.

     (1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at April 15, 2004.

     (2) Consists of 595,350 shares of Common Stock, (ii) 5,571,850 shares of Common Stock held by MarKev Services, LLC, an entity of which Mr. Bermeister is a manager, (iii) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC, (iv) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, and
         (v) 2,207,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (3) Consists of 1,000,000  shares  reserved for issuance  upon  exercise of
         stock  options,   which   currently  are  exercisable  or  will  become
         exercisable on or before June 14, 2004.

     (4) Consists of (i) 200,000 shares of Common Stock and (ii) 575,000 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (5) Consists of (i) 70,000 shares of Common Stock held by the Mark Miller Family Trust, of which Pacific Interactive Pty. Limited is trustee, and
         (ii) 597,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004. Mark Miller and his wife are the sole stockholders of Pacific Interactive Pty. Limited.




     (6) Consists of 617,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (7) Consists of (i) 20,000 shares of Common Stock held by HiTech Corporation Limited over which Mr. Rose has exclusive voting and investment power, and (ii) 505,000 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (8) Consists of (i) 25,000 shares of Common Stock held by Neumann Family Trust, and (ii) 452,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (9) Consists of 187,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004.

     (10)Consists of (i) 5,529,567 shares of Common Stock, (ii) 19,534,497 shares of Common Stock reserved for issuance upon the conversion of the principal amount of secured convertible promissory notes, (iii) 5,416,089 shares of Common Stock reserved for issuance upon conversion of the interest accumulated on the principal amount of secured convertible promissory notes and (iv) 67,306,243 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (11)Consists of (i) 594,750 shares of Common Stock, (ii) 1,780,133 shares, 505,978 shares and 5,242,477 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, conversion of the interest accumulated on the principal amount of a secured promissory note and the exercise of warrants, respectively, held by Europlay 1, LLC, over which Mr. Dyne has exclusive voting and investment power, (iii) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, an entity of which Messrs. Bermeister and Dyne are managers, (iv) 5,571,850 shares of Common Stock held by MarKev Services, LLC, (v) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC,
         (vi) 533,333 shares of Common Stock reserved for issuance upon the exercise of warrants held by Europlay Capital Advisors, LLC, an entity in which Mark Dyne is a principal owner, and (vii) 817,500 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable on or before June 14, 2004.

     (12)Consists of (i) 5,571,850 shares of Common Stock held by MarKev Services, LLC, (ii) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, and
         (iii) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC.

     (13)Consists of 7,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (14)Consists of (i) 3,325,021 shares of Common Stock reserved for issuance upon the conversion of the principal amount of secured convertible promissory notes, (ii) 783,227 shares of Common Stock reserved for issuance upon conversion of the interest accumulated on the principal amount of secured convertible promissory notes and (iii) 9,792,162 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (15)Consists of (i) 1,780,133 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, (ii) 505,978 shares of Common Stock reserved for issuance upon the conversion of the interest accumulated on the principal amount of a secured promissory note, and (iii) 5,242,477 shares of Common Stock reserved for issuance upon the exercise of warrants.




     (16)Consists of (i) 521,558 shares of Common Stock, (ii) 867,214 shares of Common Stock reserved for issuance upon the exercise of warrants, and
         (iii) 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants held by Kinetech, Inc., over which Mr. Lachman has exclusive voting and investment power.

     (17)Consists of 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (18)Consists of 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (19)Consists of (i) 1,355,905 shares of Common Stock, (ii) 415,628 shares, 118,269 shares and 1,224,020 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, conversion of the interest accumulated on the principal amount of a secured promissory note and the exercise of warrants, respectively, held by Preston Ford Inc. over which Mr. Wilson has exclusive voting and investment power, (iii) 106,875 shares of Common Stock held by Millsboro Auto Mart, Inc. over which Mr. Wilson has exclusive voting and investment power, (iv) 189,999 shares of Common Stock reserved for issuance upon the exercise of warrants held by Millsboro Auto Mart, Inc. over which Mr. Wilson has exclusive voting and investment power, and (v) 1,264,186 shares of Common Stock reserved for issuance upon the exercise of warrants.

     (20)Consists of (i) 1,355,905 shares of Common Stock, (ii) 415,628 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, (iii) 118,269 shares of Common Stock reserved for issuance upon the conversion of the interest accumulated on the principal amount of a secured promissory note, (iv) 1,224,020 of Common Stock reserved for issuance upon the exercise of warrants.

     (21)Includes (i) 6,142,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2004, (ii) 5,571,850 shares of Common Stock held by a general partnership, of which Mr. Bermeister is a general partner, and (iii) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by a general partnership, of which Mr. Bermeister is a general partner.

         The information as to shares beneficially owned has been individually furnished by the respective directors, Named Executive Officers, and other stockholders of the Company, or taken from documents filed with the SEC.

EQUITY COMPENSATION PLAN INFORMATION.

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER EQUITY
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS         COMPENSATION PLANS
--------------------------    -----------------------    --------------------    ----------------------------
Equity compensation
plans approved by
security holders..........           6,359,000                  $ 0.94                    13,395,375

Equity compensation
plans not approved by
security holders..........          35,818,804                  $ 0.36                        --

Total.....................          42,177,804                  $ 0.45                    13,395,375


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS.

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



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as disclosed in this Annual Report, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2002 or 2003, or which is presently proposed.

         At December 31, 2003, we were indebted to our secured debt holders in the amount of $4,033,000. The holders of this senior debt are Harris Toibb (a beneficial owner of more than five percent of the outstanding shares of our Common Stock), Europlay 1, LLC (an entity in which Mark Dyne, a beneficial owner of more than five percent of the outstanding shares of our Common Stock and our former Chairman, has an ownership interest), Preston Ford, Inc. (a beneficial owner of more than five percent of the outstanding shares of our Common Stock) and Capel Capital Ltd. (a beneficial owner of more than five percent of the outstanding shares of our Common Stock). This indebtedness is convertible by the holders into our Common Stock at price $0.1203 per share, for a total of 31,141,103 shares of our Common Stock at December 31, 2003. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of our Common Stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, we issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of our Common Stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, we paid the holders a

$15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. Finally, in March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, we agreed to the following:

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

         On March 7, 2002, we entered into a Common Stock and Warrant Purchase Agreement among the Company, Harris Toibb and MarKev Services, LLC, an entity co-owned by Mark Dyne (collectively, the "Purchasers"), whereby we sold (i) 5,673,222 shares of our Common Stock at $0.1322 per share (the "Purchase Price"), a price per share of Common Stock based on the volume weighted average price of a share of the our Common Stock on the American Stock Exchange over the five (5) consecutive trading days immediately preceding March 7, 2002, for an aggregate investment amount of $750,000, and (ii) warrants (the "Warrants") to purchase in the aggregate up to 10,085,728 shares of our Common Stock at an exercise price per share of $0.148725, which represents a price paid per share equal to 1.125 times the Purchase Price. Each of the Purchasers received "piggyback" registration rights with respect to the Common Stock they purchased and with respect to the Common Stock issuable upon exercise of the Warrants.

         On March 20, 2002, we entered into a Common Stock and Warrant Purchase Agreement with David Wilson (a beneficial owner of more than five percent of the outstanding shares of our Common Stock who also controls Preston Ford, Inc. which participated in the May 2001 financing), whereby we sold (i) 378,215 shares of our Common Stock at $0.1322 per share (the "Purchase Price"), a price per share based on the volume weighted average price of a share of our Common Stock on the American Stock Exchange over the five (5) consecutive trading days immediately preceding March 7, 2002, for an aggregate investment amount of $50,000, and (ii) warrants (the "Wilson Warrants") to purchase in the aggregate up to 672,382 shares of our Common Stock at an exercise price per share of $0.148725, which represents a price paid per share equal to 1.125 times the Purchase Price. Mr. Wilson received "piggyback" registration rights with respect to the Common Stock he purchased and with respect to the Common Stock issuable upon exercise of the Wilson Warrants.

         In April and May 2002, we sold an aggregate of 2,276,045 shares of our common stock to Michael Toibb (the son of Harris Toibb), Crestview Capital Fund, LP, Crestview Capital Fund II, LP, Crestview Capital Offshore Fund, Inc., and certain other investors, in private placements for aggregate proceeds to us of $450,000. Michael Toibb purchased 144,425 shares of our Common Stock for $25,000 in this transaction. The prices per share ranged from $0.1731 to $0.25, and were based on the market price of our Common Stock at the time the investor committed to purchase the shares. In connection with the offering,we also issued to the investors warrants to purchase up to an aggregate of 4,145,921 shares of common stock at exercise prices ranging from $0.19474 to $0.28125 per share. The warrants expire on May 23, 2004.

         In August 2002, we engaged Europlay Capital Advisors, LLC ("ECA"), an entity in which Mark Dyne is a principal owner, for a period of 12 months to assist in business development activities primarily for

Altnet. We agreed to remit $10,000 per month to ECA as a retainer fee. This retainer fee will accrue until such time as we recognize at least Two Hundred Fifty Thousand Dollars ($250,000) in revenues (determined in accordance with generally accepted accounting principles) in two consecutive calendar months. Additionally, ECA will be eligible to receive a commission with respect to any net receipts recognized by us resulting from ECA's direct efforts. Such commission shall be calculated as a percentage of net receipts calculated on a cumulative basis as follows: 12.5% of net receipts up to $20 million; and 15% of net receipts in excess of $20 million.

         In September 2002, we sold an aggregate of 7,123,836 shares of our Common Stock to Harris Toibb, MarKev Services, LLC (an entity co-owned by Mark
Dyne), Ronald Lachman (a beneficial owner of more than five percent of the outstanding shares of our Common Stock), David Wilson (a beneficial owner of more than five percent of the outstanding shares of our Common Stock), and certain other investors, in a private placement at a price per share of $0.1502, for aggregate proceeds to us of $1,070,000. In connection with the offering, we also issued to the investors warrants to purchase up to an aggregate of 12,664,597 shares of Common Stock at an exercise price of $0.168975 per share. The warrants expire on September 3, 2005.

         In October 2002, we entered into a patent license agreement with Kinetech, Inc. pursuant to which we acquired a license to certain patented technology of Kinetech, and in consideration for such license, we issued to Kinetech a warrant to purchase up to 5,000,000 shares of our Common Stock at an exercise price of $0.001 per share. In connection with the transaction, Ronald Lachman, a principal with Kinetech (and a beneficial owner of more than five percent of the outstanding shares of our Common Stock), agreed to become and now serves as our Chief Scientist. The warrants vest in two equal annual installments so long as Ronald Lachman continues to serve as our Chief Scientist. Mr. Lachman also is a partner in Kingsport Capital, LLC, the general partner of Crestview Capital Fund, LP and Crestview Capital Fund II, LP (Crestview Capital Fund, LP is a beneficial owner of more than five percent of the outstanding shares of our Common Stock).

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

         In June 2003, we entered into a Joint Enterprise Agreement with Sharman Networks, our largest distributor and source of over 90% of our revenues, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, we issued Sharman Networks warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The initial value of these warrants was determined to be $2,951,000, based on a Black-Scholes model. We reflected the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet and amortized the license rights over three years, the life of the agreement. We recognized $574,000 of warrant expense in fiscal 2003. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset was not recoverable and as a result the remaining unamortized amount of $2,377,000 was written off as an impairment charge. As of December 31, 2003 we have an outstanding accounts payable balance to Sharman Networks of $3,064,000.

         In June 2003, we received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors ("ECA"), an entity in which Mark Dyne is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, we issued warrants to purchase up to 533,333 shares of our common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, we issued to the ECA additional warrants to purchase up to an aggregate of 227,272 shares of our Common Stock at an exercise price of $0.44 per share. The fair value of both warrant grants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of the warrants was determined to be $187,835. The note was paid in full in December 2003 and the value of these warrants and related discount, were fully expensed during the current year. In addition, during 2003 the Company paid ECA $610,000 for commissions and consulting services, and as of December 31, 2003 has outstanding accrued expenses to ECA of $639,000

         In 2003, we issued warrants to purchase 350,000 shares of common stock in consideration for consulting services, related to a management initiated audit of systems and procedures, to Scheinrock Advisory Group, an entity owned by Jeff Scheinrock, a previous member of the Board of Directors.

         We lease our U.S. offices, under operating lease agreements, from Toibb Enterprises ("Toibb"), an entity owned by Harris Toibb, a secured debt holder and our largest stockholder. We paid rent to Toibb of $84,000 and $41,000 during 2003 and 2002 respectively.

         During fiscal year 2003, we paid Abe Sher, a member of the Board of Directors, $173,750 for consulting services. During fiscal 2002, we paid to Abe Sher, a member of the Board of Directors, $125,000 for business development services unrelated to his position on the Board. Mr. Sher became an employee of the Company in December 2003.

         The Board of Directors believes, based on its reasonable judgment, but without further investigation, that the terms of each of the foregoing transactions or arrangements between the Company on the one hand and the affiliates, officers, directors or stockholders of the Company which were parties to such transactions on the other hand, were, on an overall basis, at least as favorable to the Company as could then have been obtained from unrelated parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See attached Exhibit Index.

         (b)      Reports on Form 8-K.

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         Fees for professional services rendered by BDO Seidman LLP ("BDO"), our principal independent accountants, for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings, totaled approximately $47,700 in 2002 and approximately $62,100 in 2003.

AUDIT-RELATED FEES.

         No fees were incurred during fiscal years 2002 and 2003 for professional services rendered by BDO for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above).

TAX FEES.

         No  fees  were   incurred   during  fiscal  years  2002  and  2003  for
professional services rendered by BDO for tax compliance, tax advice and tax planning, including tax compliance, tax advice and tax planning.

ALL OTHER FEES.

         There were no fees incurred during fiscal years 2002 and 2003 for services rendered by BDO to the Company other than the services described above under "Audit Fees."

         The Audit Committee considered all these services in connection with BDO's audit or review of our 2003 financial statements and concluded that they were compatible with maintaining BDO's independence.

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

      SIGNATURE                            TITLE                       DATE
      ---------                            -----                       ----

/S/ KEVIN BERMEISTER           Acting Chairman of the Board       April 29, 2004
-----------------------           of Directors, Chief Executive
   Kevin Bermeister               Officer and President

 /S/ TYLER TARR                Chief Financial Officer            April 29, 2004
-----------------------           (Principal Financial and
      Tyler Tarr                  Accounting Officer)

          *                    Director                           April 29, 2004
-----------------------
     Mark Miller
          *                    Director                           April 29, 2004
-----------------------
   Russell Simmons
          *                    Director                           April 29, 2004
-----------------------
      Ray Musci
          *                    Director                           April 29, 2004
-----------------------
       Abe Sher

* By:  /S/ TYLER TARR
       -------------------------------
       Tyler Tarr, as Attorney-In-Fact

                                  EXHIBIT INDEX


EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

     3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
     3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     4.1        Specimen  Stock  Certificate  of  Common  Stock  of  Registrant.
                Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.1       Registrant's Third Amended and Restated 1996 Stock Option Plan.*
     10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.4 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.5 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
                10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.6 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay I, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.7 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.8 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.9 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged ad consent to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
    10.10 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

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

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

    10.24 Amendment No. 1 to Warrant to Purchase Common Stock, dated December 19, 2001, by and between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.25 Amendment Number One to Security and Pledge Agreement, dated as of December 19, 2001, by and between Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.26 Security and Pledge Agreement, dated as of December 19, 2001, made by Registrant, B3D, Inc., and Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to
                Exhibit 10.53 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.27 Investor Rights Agreement, by and between Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. and Capel Capital Ltd. Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.28       Guaranty,  dated  December  19,  2001,  made  by B3D,  Inc.  and
                Brilliant Studios, Inc. in favor of Harris Toibb, as agent. Incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.29 Acknowledgement, Consent and Reaffirmation, dated December 19, 2001, by Brilliant Studios, Inc. and B3D, Inc. Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-KSB for the year ended December 31, 2001.
    10.30 Letter Agreement, dated October 2, 2002, among Registrant and the holders of Registrant's Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.31 Form of Amendment Number One to Secured Convertible Promissory Note dated as of December 19, 2001. Incorporated by reference to
                Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.32 Form of Amendment Number Two to Secured Convertible Promissory Note dated as of May 23, 2001. Incorporated by reference to
                Exhibit 10.7 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.33 Form of Warrant issued in connection with extension of maturity date of Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.34 Letter Agreement Regarding Extension of Maturity Date dated December 31, 2003 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto. *
    10.35 Form of Amendment Number Three to Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein. *
    10.36 Form of Amendment Number Two to Secured Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein. *

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

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

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

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

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

    10.61 Form of Brilliant Digital Entertainment, Inc. Deferred Compensation Relinquishment Opportunity Agreement. Incorporated by reference to the Exhibit 10.9 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.62 Standard Form Lease Agreement dated September 21, 2003 between the Registrant and Topanga & Victory Partners LP. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
    10.63 Employment Agreement dated June 1, 2003 between the Registrant and Tyler Tarr. *
    10.64 Executive Employment Agreement dated June 1, 2003 between the Registrant and Kevin Bermeister. *
     14.1       Code of Ethics. *
     21.1       Subsidiaries. *
     23.1       Consent of BDO Seidman, LLP. *
     24.1       Power of Attorney. *
     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
     32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         *  Previously filed on Form 10-KSB.