Form 10QSB
period 2004-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2004-05-14
CIK 1022844

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 42,857,153 shares issued and outstanding as of May 3, 2004.

         Transitional Small Business Disclosure Format (check one):

                              Yes [_]      No  [X]


================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

           Condensed Consolidated Balance Sheet as of
              March 31, 2004 (unaudited).......................................3

           Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2004
              and March 31, 2003 (unaudited)...................................4

           Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2004 and
              March 31, 2003 (unaudited).......................................5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation .........16

Item 3.    Controls and Procedures............................................32

PART II    OTHER INFORMATION..................................................33

Item 1.    Legal Proceedings..................................................33

Item 2.    Changes in Securities and Small Business Issuer
           Purchases of Equity Securities.....................................33

Item 3.    Default Upon Senior Securities.....................................33

Item 6.    Exhibits and Reports on Form 8-K...................................34

           Signatures.........................................................35

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                       MARCH 31,
                                                                         2004
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ..................................       $    572
    Restricted cash ............................................             75
    Accounts receivable, net ...................................          2,480
    Debt Issuance Costs ........................................          3,847
    Note Receivable ............................................             74
    Other assets, net ..........................................            252
                                                                       --------
Total current assets ...........................................          7,300
Property, plant and equipment, net .............................            110
License Rights .................................................          1,572
                                                                       --------
Total assets ...................................................       $  8,982
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ...........................................            760
    Accrued expenses, related parties ..........................          3,559
    Accrued expenses ...........................................            561
    Guaranteed minimum payments, related party .................            360
    Deferred revenue ...........................................            114
    Secured convertible promissory notes,
       including accrued interest ..............................          4,108
                                                                       --------
Total current liabilities ......................................          9,462
Other long term liabilities ....................................            142
Long-term Guaranteed Minimum Payments, related party ...........            450
                                                                       --------
Total liabilities ..............................................         10,054

Stockholders' deficit:
    Common stock ...............................................             47
    Additional paid-in capital .................................         69,703
    Accumulated deficit ........................................        (70,811)
    Unrealized gain on marketable securities and
    foreign exchange transactions ..............................            (11)
                                                                       --------
Total stockholders' deficit ....................................         (1,072)
                                                                       --------
Total liabilities and stockholders' deficit ....................       $  8,982
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2003        2004
                                                           --------    --------
                                                                (unaudited)

Revenues:
     Marketing services ................................   $   --      $  1,840
      Licensing and other services .....................        186         543
      Distribution and technology from related party ...        229        --
      Digital content ..................................        171         124
                                                           --------    --------
           Total revenues ..............................   $    586    $  2,507

Costs and expenses:
     Costs of revenues .................................         34         324
     Sales and marketing ...............................         89         378
     General and administrative ........................        686       1,599
     Research and development ..........................        209         118
     Depreciation ......................................         19          13
                                                           --------    --------
                                                              1,037       2,432
Income (loss) from operations ..........................       (451)         75
Other income (expense):
     Interest expense ..................................       (446)       (432)
     Interest income ...................................       --             3
                                                           --------    --------
     Total other income (expense) ......................       (446)       (429)
                                                           --------    --------
Net income (loss) ......................................       (897)       (354)
Unrealized Gain Marketable Securities ..................         32        --
Foreign currency translation adjustment
   (net of tax effects) ................................        (23)          1
                                                           --------    --------

Comprehensive income (loss) ............................   $   (888)   $   (353)
                                                           ========    ========

Basic and fully-diluted net income (loss)
   per share ...........................................   $  (0.03)   $  (0.01)
                                                           --------    --------
 Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share .........................     32,115      42,345
                                                           ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               ----------------
                                                                2003       2004
                                                               -----      -----
                                                                 (unaudited)
OPERATING ACTIVITIES
Net loss .................................................      (897)      (354)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization ......................        19         12
      Accrued interest expense on secured convertible
         promissory notes ................................       446         75
      Warrant amortization related to secured
         convertible promissory notes ....................        45       --
      Warrant amortization related to purchase of
         license rights ..................................      --          174
      Warrant amortization related to agreements .........        20       --
      Changes in operating assets and liabilities:
         Accounts receivable .............................      (115)      (358)
         Other assets ....................................       (51)       153
         Accounts payable and accruals ...................       429         60
         Deferred revenue ................................        24        (29)
         Notes receivable ................................      --           52
         Guaranteed minimum payments due related
            parties ......................................      --          (90)
                                                               -----      -----
Net cash (used in) operating activities ..................       (80)      (305)

INVESTING ACTIVITIES
Purchase of equipment ....................................      --          (16)
                                                               -----      -----
Net cash used in investing activities ....................      --          (16)

FINANCING ACTIVITIES
Restricted cash ..........................................       (75)      --
                                                               -----      -----
Net cash used  in financing activities ...................       (75)      --
                                                               -----      -----

NET DECREASE IN CASH AND CASH EQUIVALENTS ................      (155)      (321)

Effect of exchange rate changes on cash ..................       (23)        13
Cash and cash equivalents at beginning of period .........       236        880
                                                               -----      -----
Cash and cash equivalents at end of period ...............     $  58      $ 572
                                                               =====      =====

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ..............................................     $   -      $   -
                                                               =====      =====

                 See Notes to Consolidated Financial Statements

                       BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

1.       BASIS OF PRESENTATION, RISKS AND GOING CONCERN UNCERTAINTY

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. and consolidated subsidiaries (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

         The discussion and analysis of the Company's financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as they have adequate time to process and record actual results from operations.

         The Company is subject to a number of risks similar to those of other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at March

31, 2004, have negative working capital of approximately $2,162,000 and a stockholders' deficit of approximately $1,072,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2003, our independent certified public accountants included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

         At March  31,  2004,  $75,000  of cash was  pledged  as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the balance sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At March 31, 2004, the Company had a reserve of $115,000 to cover several customers from whom collectibility is uncertain.

         The Company's revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of the Company's agreement with The Excite Network, Inc., the Company is paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with the Company's Altnet Loyalty Points Manager on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited ("Sharman") in exchange for a percentage of revenue Sharman receives from its advertising clients. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA).

         Licensing and other services revenues are derived from the Company's sublicense of rights to the TruNames patent (see License Rights), business development services, and payment processing services. Under the terms of the Company's patent sublicense agreement with Sharman, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company generates fee income for performing business development services for Sharman in accordance with an agreement. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the Kazaa Media Desktop (or KMD) software application. The Company receives a percentage of the gross revenue received by Sharman for each transaction entered into based on the Company's efforts. The Company also generates fees from processing payments for the purchase of digital content using the Altnet payment processing gateway.

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on the peer-to-peer network operated by the Company's subsidiary, Altnet, Inc., and by promoting, distributing, and selling the content to end users of the network. The Company charges clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. The Company charges clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed upon number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. The Company charges clients for content sales based on a revenue sharing basis where they receive an agreed upon percentage of the sales price for each transaction, and a combination of revenue share and a cost per specified number of downloaded files.

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc., pursuant to which the Company acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the warrants with Kinetech, to accelerate vesting. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and was based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first three months of 2004, the Company has recorded $175,000 of amortization expense related to the patent, leaving an unamortized balance of $1,572,000 at March 31, 2004, which is reflected on the balance sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                  Amortization
         Year                       Expense
         -----                    ------------
         2004                     $   524,000
         2005                         698,000
         2006                         350,000
                                  ------------
         Total                    $ 1,572,000
                                  ============


CONCENTRATION OF REVENUE RISK

         For the three months ended March 31, 2004, the Company generated 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the three months ended March 31, 2004, Sharman contributed 29% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. The Excite Network (TEN) contributed 71% of the Company's revenue, from the amortization of a non-recoupable signing bonus, bounties earned on activated installations of the TEN toolbar, and profit sharing on paid searches via the TEN toolbar.

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company had $2,525,000 of accounts receivable from The Excite Network, representing 97% of the Company's accounts receivable balance at March 31, 2004. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house. The bank account is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2004, the Company had approximately $572,000 at a bank, which was in excess of the FDIC insurance limit.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $450,000 as a long-term liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. The Company paid Joltid $90,000 for services provided during the three months ended March 31, 2004, and had an outstanding trade payable to them of $19,840.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of March 31, 2004, the Company has an outstanding accounts payable balance to Sharman of $2,836,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company paid Europlay Capital Advisors, LLC, a company controlled by Mark Dyne, a significant stockholder of the Company and its former Chairman, $243,000 in commissions to secure new business, during the three months ended March 31, 2004. As of March 31, 2004, the Company has an outstanding accounts payable balance to Europlay Capital Advisors, LLC of $721,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company leases its U.S. offices, under operating lease agreements, from Toibb Enterprises (Toibb), an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $24,000 and $20,000 during the three months ended March 31, 2004 and 2003, respectively.

         The Company has paid $30,950, as reimbursement for bandwidth and data hosting services associated with content placed on our Altnet network, to an entity owned by a member of our Board of Directors, during the first three months of 2004.

4.       SIGNIFICANT AGREEMENTS

         SECURED CONVERTIBLE PROMISSORY NOTES At March 31, 2004, the Company was indebted to its secured debt holders in the amount of $4,108,000. This indebtedness is convertible by the holders into the Company's common stock at price $0.1203 per share, for a total of 31,141,103 shares of common stock at March 31, 2004. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of common stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, the Company issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of common stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, the Company paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. On March 30, 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, the Company agreed to the following:

         o        To  amend  the   expiration   date  of  warrants  to  purchase
                  44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005;

         o To issue the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of our common stock at an exercise price of $0.15 per share; and

         o To apply on a monthly basis, 50% of our "Excess Cash" toward repayment of the secured indebtedness, until the indebtedness is paid in full. Excess Cash is defined to mean, at any time of determination, the amount which is equal to the Company's consolidated revenues minus costs and expenses consisting only of costs of revenues, sales and marketing costs, general and administrative costs, and research and development costs, all of which are determined monthly in the same manner as is reported in the Company's consolidated statements of operations. Non-cash expenses are not deducted from revenues in calculating Excess Cash.

See description of warrants issued under Note 5.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 92,144,631 and 139,367,564 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 2003 and 2004, respectively, because they were anti-dilutive.

         On March 30, 2004, in consideration for the agreement to extend the maturity date of the Company's secured convertible promissory notes from March 1, 2004 to September 26, 2004, the Company agreed to amend the expiration date of previously issued warrants to purchase 44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005. In addition, the Company issued the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of the Company's common stock at an exercise price of $0.15 per share. The fair value of the previously issued 44,542,718 warrants and the 4,018,867 new warrants were examined at the date of grant based on a Black-Scholes pricing model with the following inputs for 2004: interest rate of 1.9%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of 135%; and the expected life of the warrants of 1.3 and 1.5 years respectively. The Company is reflecting the total value of these warrants in the amount of $3,847,000, net of amortization, as Debt Issuance Costs on the balance sheet. This amount will be amortized on a straight-line basis over the extension period of the secured convertible promissory notes.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of March 31, 2004, the commitments under these leases were as follows:

               YEAR               UNITED STATES            AUSTRALIA
         ----------------      -------------------      ---------------

               2004                    $   69,000             $ 37,000
               2005                        92,000                4,000
               2006                        92,000                    -
               2007                        92,000                    -
            Thereafter                     77,000                    -
                               -------------------      ---------------
                                       $  422,000             $ 41,000
                               ===================      ===============

         Rent expense was $23,000 and $37,000 for the three months ended March 31, 2003 and 2004, respectively.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. The Company believes these allegations are without merit, and intends to vigorously defend against these claims.

7.       STOCK BASED COMPENSATION

1996 STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "1996 Plan"), which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 20,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is one-half of the number of shares reserved for issuance under the amended 1996 Plan Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the three months ended March 31, 2004 and 2003 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2003               2004
                                                   ---------          ---------

Net loss, as reported ....................         $(897,000)         $(354,000)
Employee compensation expense ............         $ (39,000)         $ (41,000)
Net loss, pro forma ......................         $(936,000)         $(395,000)
Basic and diluted loss per share,
   as reported ...........................         $   (0.03)         $   (0.01)
Basic and diluted loss per share,
   pro forma .............................         $   (0.03)         $   (0.01)

         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2004 and 2003, respectively: interest rates of 4.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 and $1.66 per share for stock options granted in 2004 and 2003, respectively.

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

8.       GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         Brilliant Digital Entertainment, Inc. is a company which, through our Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, we have created technologies including a private, or "closed" peer-to-peer network, which allows us to distribute a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). Our ability to manage files distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevent the distribution of unauthorized files over our network and help to protect against the unauthorized use of a digital file once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files over the Altnet network. We also operate a payment processing "gateway" that enables computer users to purchase content distributed by Altnet.

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We have an option, which expires in May 2005, to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock.

         Our revenues are derived principally from marketing services, licensing and other services, and the processing, distribution and sale of digital content.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with The Excite Network, Inc., we are paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We derive advertising revenue by selling advertising inventory on behalf of Sharman in exchange for a percentage of revenue Sharman receives from its advertising clients. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA).

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman, we recognize sublicense payments as revenue on a monthly basis as earned. We generate fee income for performing business development services for Sharman in accordance with an agreement. We negotiate with third parties that desire to enter into a business transaction with Sharman relating to the Kazaa Media Desktop (or KMD) software application. We receive a percentage of the gross revenue received by Sharman for each transaction entered into based on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway.

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

SIGNIFICANT CHALLENGES AND RISKS

         Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful, however, we have made significant progress towards our goal of proving the viability of the business model. Our future success will depend on our ability to overcome the following operational challenges:

         o Our ability to acquire in-demand content from independent and major musical recording and filmed entertainment companies as well as video game and software application publishers;

         o        Our  ability  to  diversify   our  reliance   upon  one  large
                  distribution partner, Sharman;

         o Our ability to increase revenue from our core business - the distribution and sale of content over the Altnet network;

         o Our ability to raise the funding necessary to support the sales, marketing, and research and development necessary to grow the Altnet business;

         o Our ability to license our technologies and patents to various parties; and

         o        Our  ability  to  either  pay  or   restructure   our  secured
                  convertible promissory notes and unsecured trade payables.

         We intend to continue to aggressively pursue content acquisition with both the major and smaller independent musical recording and filmed entertainment companies in order to address our content needs and to increase revenue from the distribution of content. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman, over the legality of the KMD. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us, our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, in the Federal Court of Australia for activities relating to our business dealings with Sharman. There can be no assurance that we will be granted such licenses at any time in the future.

         In order to reduce our reliance on a single large distribution partner, we will continue to pursue other distribution outlets for our products including peer-to-peer application providers seeking to commercialize their applications, web sites with traffic seeking an easy way to manage content provisioning solutions, content oriented web sites with targeted traffic seeking to sell content, and mobile and wireless companies seeking to provide customers with content via wireless devices.

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At March 31, 2004, we were indebted to our secured note holders in the amount of $4,108,000, and our trade payables, including related parties, were $5,240,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at March 31, 2004, had negative working capital of approximately $2,162,000 and a stockholder's deficit of approximately of $1,072,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2004, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2004, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2003 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         Our critical accounting policies are described in Note 2 to the consolidated financial statements included in Item 2 of this Form 10-QSB. We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and long-lived asset impairment. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 328% from $586,000 for the three months ended March 31, 2003 to $ 2,507,000 for the three months ended March 31, 2004. Revenues by groups of similar service were as follows:

          REVENUES                     2003            2004         NET CHANGE
------------------------------      ----------      ----------      ----------
Marketing services ...........      $     --        $1,840,000             100%
Licensing and other services .         186,000         543,000             192%
Distribution and technology ..         229,000            --              (100%)
revenue from related party
Digital content ..............         171,000         124,000             (27%)
                                    ----------      ----------      ----------
Total Revenue ................      $  586,000      $2,507,000             328%
                                    ==========      ==========      ==========

         Marketing services revenue increased to $1,840,000 for the three months ended March 31, 2004, primarily as a result of revenue earned from our agreement with The Excite Network, Inc. which was entered into in April 2003. Licensing and other services revenues increased to $543,000 for the three months ended March 31, 2004 from $186,000 for the three months ended March 31, 2003, due to increased patent sublicense revenue and payment processing revenues. Digital content revenue decreased from $171,000 for the three months ended March 31, 2003, to $124,000 for the three months ended 2004 as a result of the decrease in the sale of digital content, primarily PC games, over Altnet's peer-to-peer network. Distribution and technology revenue from a related party was $229,000 during the three months ended March 31, 2003, relating to our contract with e-New Media Company. We recognized none of these revenues during the three months ended March 31, 2004, as we fulfilled all of our obligations under our contract with e-New Media Company during 2003.

         COST OF REVENUES. Cost of revenues increased from $34,000 for the three months ended March 31, 2003 to $324,000 for the three months ended March 31, 2004. This increase of $290,000 is related to increased bandwidth costs for increased distribution of digital files over the Altnet network, increased costs associated with the operation of our payment gateway services, and royalty payments for licensed technology.

         SALES AND MARKETING. Sales and marketing expenses increased by 325% from $89,000 for the three months ended March 31, 2003 to $378,000 for the three months ended March 31, 2004. The increase of $289,000 in 2004 was primarily attributable to increases of $200,000 in commissions paid for securing new business and $80,000 to support our marketing efforts for the Altnet network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses increased $913,000, or 133%, from $686,000 for the three months ended March 31, 2003 to $ 1,599,000 for the three months ended March 31, 2004. This increase is attributable to a $360,000 increase in salaries and benefits, related to personnel additions made in mid 2003, a $250,000 increase in legal expenses, a $70,000 increase in public relations costs, a $90,000 increase in non-cash warrant expense, a $50,000 increase in consulting services and a $30,000 increase in travel expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $209,000 for the three months ended March 31, 2003 to $118,000 for the three months ended March 31, 2004, as most of the development costs incurred for the development of our Peer Points program and our payment gateway, were incurred in 2003.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $19,000 for the three months ended March 31, 2003 as compared to $13,000 for the three months ended March 31, 2004, as the depreciable assets have not materially changed.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense. Other income and expense decreased slightly from an expense of $446,000 for the three months ended March 31, 2003 to expense of $429,000 for the three months ended March 31, 2004. Interest expense is accrued on the outstanding convertible promissory notes and includes $335,000 of fees paid to convertible note holders, in conjunction with their agreement to extend the maturity date of the secured indebtedness, from December 31, 2003 to March 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, our cash and cash equivalents totaled approximately $572,000. This is a decrease of $321,000 as compared to December 31, 2003. As of March 31, 2004 we had a working capital deficit of $2,162,000. Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $2,877,000 which are over 90 days past due.

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

CASH FLOWS

         Cash flows from operating, financing and investing activities for the three months ended March 31, 2004 and 2003 are summarized in the following table:

               ACTIVITY:                                2003               2004
------------------------------------------             -----              -----
Continuing Operations ....................             $ (80)             $(305)
Investing ................................              --                  (16)
Financing ................................               (75)              --

         During the three months ended March 31, 2004, we had a net decrease in cash of $321,000. The net cash used in operating activities of $305,000 during the three months ended March 31, 2004 was primarily the net result of the net loss of $354,000, the increase in accounts receivable of $358,000, a $90,000 decrease in guaranteed minimum payments and a $29,000 decrease in deferred revenues. These amounts were offset by the decrease in other assets of $153,000, and a decrease in notes receivable of $52,000.

         At March 31, 2004, 97% of the accounts receivable was outstanding from a single customer. Cash necessary to fund operations and for other purposes is heavily dependent on the receipts from this customer. If this customer were unable to honor its accounts receivable, the cash required to fund operations and other purposes would not be available and our financial condition would be materially adversely affected.

         We expect a significant use of cash during 2004 fiscal year as we continue to develop the business opportunity for Altnet, Inc. We are currently generating sufficient cash flow on a monthly basis to meet our monthly obligations; however, we are not generating sufficient cash flow to pay our existing current liabilities and secured debt which is due in September 2004. We are working with our secured debt holders and unsecured creditors to restructure our obligations, however there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2004, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures or trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive

Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims, and defending against any other actions brought by these or similarly situated plaintiffs in Australia, the United States or other jurisdictions, could require a significant use of cash during 2004 and beyond. If the legal expenses and other costs of defense are not covered for by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and our results of operations and financial condition would be materially adversely affected.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                               Payments Due by Period
                           --------------------------------------------------------------
                                         Less than       1-3          4-5        After
Contractual Obligations       Total       1 Year        Years        Years      5 Years
-------------------------  ----------   ----------   ----------   ----------   ----------
Secured convertible
   promissory notes ....   $4,108,000   $4,108,000   $     --     $     --     $     --
Minimum royalty payments   $  810,000   $  360,000   $  450,000   $     --     $     --
Operating lease
   commitments .........   $  463,000   $  106,000   $  188,000   $  169,000   $     --
                           ----------   ----------   ----------   ----------   ----------
Total ..................   $5,381,000   $4,574,000   $  638,000   $  169,000   $     --
                           ==========   ==========   ==========   ==========   ==========

         At March 31, 2004, we were indebted to our secured note holders in the amount of $4,108,000. This indebtedness is convertible by the holders into our common stock at price $0.1203 per share, for a total of 31,141,103 shares of our common stock at March 31, 2004. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of our common stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, we issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, we paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. Finally, in March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, we agreed to the following:

         o        To  amend  the   expiration   date  of  warrants  to  purchase
                  44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005;

         o To issue the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of our common stock at an exercise price of $0.15 per share;

         o        To reimburse note holders for $20,000 in legal fees; and

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

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2004, our cash balance was approximately $572,000 and we had a working capital deficit of $2,162,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a comprehensive loss of $353,000 for the three months ended March 31, 2004. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2004 we had an accumulated deficit of $70.8 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         The conversion price of the secured promissory notes and the exercise price of warrants to purchase up to 44,542,718 shares of Common Stock are subject to reduction if we issue additional securities at a price below the then applicable conversion price or exercise price, with exceptions for certain types of securities issuances. If we issue securities at a price below the conversion price or exercise price, then the conversion price will be adjusted downward to equal the price at which we sold the additional securities, and the exercise price will be adjusted downward to equal 112.5% of that price. As a consequence, if we trigger the adjustment provision for the secured promissory notes, the holders of the convertible promissory notes could convert them at a lower price, which would increase the number of shares of Common Stock they would receive. Similarly, if we trigger the adjustment provision for the warrants, the holders of the warrants could exercise the warrants to purchase a greater number of shares for the same aggregate purchase price.

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of those warrants whose exercise price is subject to adjustment if we issue additional securities at a price below the then applicable exercise price, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2004, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.10 on May 3, 2004, and on assumed closing share prices of $0.075, $0.05 and $0.025, which prices represent a 25%, 50% and 75% decline, respectively, in our May 3, 2004 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash and that the holders would pay us the aggregate exercise price of $6,028,300. The percentages are also based on 42,857,153 shares of our common stock outstanding on May 3, 2004.

Percentage Decline in                          Shares of          Percentage of
     May 3, 2004            Assumed             Common             Outstanding
    Closing Price        Closing Price          Stock             Common Stock
---------------------    -------------       -----------          -------------
         --              $    0.10            93,308,249             68.5%
           25%           $    0.075          124,410,999             74.4%
           50%           $    0.05           186,616,498             81.3%
           75%           $    0.025          373,232,996             89.7%

         Additionally, in consideration of the extension of the maturity date of our secured convertible promissory notes, during the first quarter of 2004, we issued warrants to purchase 4,018,867 shares of common stock at an exercise price of $0.15 per share, and amended the expiration date of warrants to purchase 44,542,718 shares of common stock from May 23, 2004 to October 4, 2005. We anticipate that during the remainder of 2004, we will need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         The following table illustrates as of May 3, 2004, the number of shares issued and outstanding as, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                    PERCENTAGE
                                                    SHARES OF        OF FULLY
SECURITY                                          COMMON STOCK    DILUTED SHARES
--------------------------------------------      ------------    --------------

Outstanding Common Stock ...................       42,857,153           40.9%
Secured Convertible Promissory Notes,
 with accrued interest .....................       31,744,445           30.3%
Outstanding Warrants(1) ....................        4,752,000            4.5%
Outstanding Options ........................       25,377,418           24.3%
                                                  -----------        --------
  Fully Diluted Shares of Common Stock(2) ..      104,731,016          100.0%

----------
1. For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on May 3, 2004, which was $0.10.
2. This number excludes (i) 3,433,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at May 3, 2004, and (ii) 119,632,664 shares underlying warrants that have exercise prices ranging from $0.11 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of May 3, 2004, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                    PERCENTAGE
                                                 SHARES OF           OF FULLY
SECURITY                                        COMMON STOCK      DILUTED SHARES
-------------------------------------           ------------      --------------

Outstanding Common Stock ............             42,857,153           19.1%
Secured Convertible
  Promissory Notes,
  with accrued interest .............             31,744,445           14.1%
Outstanding Warrants ................            124,384,664           55.4%
Outstanding Options .................             25,377,418           11.4%
                                                 -----------        --------
  Fully Diluted Shares
     of Common Stock ................            224,363,680          100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $4,108,000 at March 31, 2004. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If the debt becomes due before its maturity in September 2004, we likely will not have sufficient funds to repay the indebtedness, which will entitle the holders of the notes to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. Additionally, through our business development arrangement with Sharman, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman, which is generated as a result of our efforts. We also receive a monthly license fee from Sharman in connection with its license from us of rights to the TrueNames patent. If we do not maintain our strategic relationship with Sharman, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman' KMD. We rely on computer users' demand for the KMD to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman, Altnet distributes and sell digital files to users of the KMD. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the KMD or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the KMD, and (3) Altnet's sale of authorized digital files to users of the KMD. For the three months ended March 31, 2004, we generated approximately 100% of our total revenues from activities dependent upon the availability of the KMD to computer users. If there is a disruption in the distribution of the KMD or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman, the KMD, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KMD facilitates, contributes to and encourages copyright infringement. To the extent that Sharman is precluded from distributing the KMD as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman will prevail.

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN. In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the KMD and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims would be costly, and an adverse outcome may result in significant monetary damages or injunctive relief against us, all of which would have a material adverse impact on our financial position and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of March 31, 2004, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. We believe these allegations are without merit, and intend to vigorously defend against these claims.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In March 2004, in consideration of an agreement to extend the maturity date of our secured convertible promissory notes to September 26, 2004, we (i) amended the expiration date of warrants to purchase 44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005, and (ii) issued the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of common stock at an exercise price of $0.15 per share, which additional warrants expire on October 4, 2005. Each of the investors in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On March 1, 2004, we failed to pay $4,082,832 of the outstanding principal amount, accrued interest, fees and costs that were then due and payable to our secured convertible note holders pursuant to our senior secured convertible promissory notes. On March 30, 2004, we entered into an agreement with the note holders to extend the maturity date of the secured indebtedness to September 26, 2004. No amount is due the secured note holders as of the date of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.1 Letter Agreement Regarding Extension of Maturity Date dated March 30, 2004 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto.

         10.2 Form of Amendment Number Four to Convertible Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein.

         10.3     Form  of  Amendment   Number  Three  to  Secured   Convertible
                  Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein.

         10.4 Form of Amendment No. 2 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein.

         10.5 Form of Amendment No. 1 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein.

         10.6     Form of Warrant,  dated March 30, 2004,  issued in  connection
                  with  extension  of  maturity  date  of  Secured   Convertible
                  Promissory Notes.

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

(b)      REPORTS ON FORM 8-K.

         Current Report on Form 8-K, reporting Items 5 and 7, filed on January 9, 2004.

         Current Report on Form 8-K, reporting Items 5 and 7, filed on February 17, 2004.

         Current Report on Form 8-K, reporting Items 5 and 7, filed on March 24, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: May 14, 2004                     /S/ TYLER TARR
                                     -------------------------------------------
                                     By:    Tyler Tarr
                                     Its:   Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)