Form 10QSB
period 2004-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2004-08-16
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 42,857,153 shares issued and outstanding as of August 2, 2004.

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheet as of
         June 30, 2004 (unaudited).............................................3

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 2004
         and June 30, 2003 (unaudited).........................................4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2004 and
         June 30, 2003 (unaudited).............................................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........16

Item 3.  Controls and Procedures..............................................32

PART II  OTHER INFORMATION....................................................34

Item 6.  Exhibits and Reports on Form 8-K.....................................34

         Signatures...........................................................35

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                       JUNE 30,
                                                                         2004
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ..................................       $    509
    Restricted cash ............................................             75
    Accounts receivable, net ...................................          2,048
    Debt issuance costs ........................................          1,913
    Note receivable ............................................             60
    Other assets, net ..........................................            152
                                                                       --------
Total current assets ...........................................          4,757
Property, plant and equipment, net .............................            118
License Rights .................................................          1,396
                                                                       --------
Total assets ...................................................       $  6,271
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ...........................................            836
    Accrued expenses, related parties ..........................          2,872
    Accrued expenses ...........................................            594
    Guaranteed minimum payments, related party .................            360
    Deferred revenue ...........................................            111
    Secured convertible promissory notes,
       including accrued interest ..............................          4,133
                                                                       --------
Total current liabilities ......................................          8,906
Other long term liabilities ....................................            142
Long-term Guaranteed Minimum Payments, related party ...........            390
                                                                       --------
Total liabilities ..............................................          9,438

Stockholders' deficit:
    Common stock ...............................................             47
    Additional paid-in capital .................................         69,703
    Accumulated deficit ........................................        (72,999)
    Unrealized gain on marketable securities and
       foreign exchange transactions ...........................             82
                                                                       --------
Total stockholders' deficit ....................................         (3,167)
                                                                       --------
Total liabilities and stockholders' deficit ....................       $  6,271
                                                                       ========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 THREE MONTHS               SIX MONTHS
                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                              --------------------    --------------------
                                                2003        2004        2003        2004
                                              --------    --------    --------    --------
                                             (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
   Marketing services .....................   $    564    $  1,588    $    564    $  3,428
   Licensing and other services ...........        724         523         890       1,065
   Distribution and technology from related
    party .................................        229        --           458        --
   Digital content ........................        177         104         368         229
                                              --------    --------    --------    --------
        Total revenues ....................      1,694       2,215       2,280       4,722

Costs and expenses:
   Costs of revenues ......................        229         265         289         589
   Sales and marketing ....................        308         286         397         664
   General and administrative .............      1,458       1,731       2,183       3,331
   Research and development ...............        123         116         307         231
   Depreciation and amortization ..........         35           8          53          22
                                              --------    --------    --------    --------
                                                 2,153       2,406       3,229       4,837
                                              --------    --------    --------    --------
Income (loss) from operations .............       (459)       (191)       (949)       (115)
Other income (expense):
   Other Income ...........................      2,097           2       2,097           4
   Loss on write off of deferred fees .....       (206)       --          (206)       --
   Interest expense .......................       (549)     (2,009)       (995)     (2,441)
                                              --------    --------    --------    --------
   Total other income (expense) ...........      1,342      (2,007)        896      (2,437)
                                              --------    --------    --------    --------
Net income (loss) .........................        883      (2,198)        (53)     (2,552)
Unrealized Gain Marketable Securities .....       --          --            31        --
Foreign currency translation adjustment
   (net of tax effects) ...................       --            15        --            82
                                              --------    --------    --------    --------
Comprehensive income (loss) ...............   $    883    $ (2,183)   $    (22)   $ (2,470)
                                              ========    ========    ========    ========

Basic and fully-diluted net income (loss)
   per share ..............................   $   0.01    $  (0.05)   $   --      $  (0.06)
                                              ========    ========    ========    ========
Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share ............     97,425      42,857      35,596      42,601
                                              ========    ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                            -------------------
                                                              2003        2004
                                                            -------     -------
                                                                (unaudited)

OPERATING ACTIVITIES
Net loss ...............................................    $   (53)    $(2,552)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization ....................         53          22
      Effect of accrued interest expense on
         convertible debt & capital funding ............        150         150
      Effect of amortization of debt issuance costs ....       --         1,934
      Effect of warrant amortization related to
         promissory notes ..............................        414        --
      Effect of shares issued for investment in
         subsidiary ....................................      1,680        --
      Effect of warrant amortization related to
         purchase of license rights ....................      3,168         349
      Changes in operating assets and liabilities:
         Accounts receivable ...........................       (583)         75
         Other assets ..................................     (2,014)        342
         Accounts payable and accruals .................      1,303        (518)
         Deferred revenue ..............................     (1,824)        (32)
         Notes receivable ..............................       (200)         66
         Guaranteed minimum payments due to related
            parties ....................................       --          (150)
         Other long-term liabilities ...................         34        --
                                                            -------     -------
Net cash (used in) provided by operating activities ....      2,128        (314)

INVESTING ACTIVITIES
Purchase of equipment ..................................        (23)        (33)
Purchased intangibles ..................................     (1,680)       --
                                                            -------     -------
Net cash used in investing activities ..................     (1,703)        (33)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs .........         14        --
Proceeds from issuance of promissory notes net of
   discount ............................................        133        --
Repayments of notes payable ............................       --           (50)
Restricted cash ........................................       (222)       --
                                                            -------     -------
Net cash used in financing activities ..................        (75)        (50)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        350        (397)

Effect of exchange rate changes on cash ................          8          26
Cash and cash equivalents at beginning of period .......        236         880
                                                            -------     -------
Cash and cash equivalents at end of period .............    $   594     $   509
                                                            =======     =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ............................................    $  --       $  --
                                                            =======     =======


                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at June

30, 2004, had negative working capital of approximately $4,149,000 and a stockholders' deficit of approximately $3,167,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report on the Company's financial statements for the year ended December 31, 2003, the Company's independent certified public accountants included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding. There can be no assurance, however, that the Company will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and majority owned and controlled domestic and foreign subsidiaries. Intercompany transactions have been eliminated.

RESTRICTED CASH

         At June  30,  2004,  $75,000  of cash  was  pledged  as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the balance sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At June 30, 2004, the Company had a reserve of $129,000 to cover several customers from whom collectibility is uncertain.

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

dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first six months of 2004, the Company has recorded $349,272 of amortization expense related to the patent, leaving an unamortized balance of $1,396,000 at June 30, 2004, which is reflected on the balance sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                        Amortization
               Year                       Expense
               -----                    ------------
               2004 ..................  $  348,000
               2005 ..................     698,000
               2006 ..................     350,000
                                        ----------
               Total .................  $1,396,000
                                        ==========

CONCENTRATION OF REVENUE RISK

         For the six months ended June 30, 2004, the Company generated 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the six months ended June 30, 2004, Sharman contributed 30% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. The Excite Network (TEN) contributed 70% of the Company's revenue, from the amortization of a non-recoupable signing bonus, bounties earned on activated installations of the TEN toolbar, and profit sharing on paid searches via the TEN toolbar.

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company had $2,123,000 of accounts receivable from The Excite Network, representing 98% of the Company's accounts receivable balance at June 30, 2004. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At June 30, 2004, the Company had approximately $355,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $154,000 in the Australian bank, which was not guaranteed.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $390,000 as a long-term liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. The Company paid Joltid $150,000 for services provided during the six months ended June 30, 2004, and had an outstanding trade payable to them of $19,176.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of June 30, 2004, the Company has an outstanding accounts payable balance to Sharman of $1,982,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company paid Europlay Capital Advisors, LLC, a company controlled by Mark Dyne, a significant stockholder of the Company and its former Chairman, $449,000 in commissions to secure new business, during the six months ended June 30, 2004. As of June 30, 2004, the Company has an outstanding balance to Europlay Capital Advisors, LLC of $890,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company leases its U.S. offices, under operating lease agreements, from Toibb Enterprises (Toibb), an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $51,000 and $41,000 during the six months ended June 30, 2004 and 2003, respectively.

         The Company has paid $30,950, as reimbursement for bandwidth and data hosting services associated with content placed on our Altnet network, to an entity owned by a member of our Board of Directors, during the first six months of 2004.

4.       SIGNIFICANT AGREEMENTS

SECURED CONVERTIBLE PROMISSORY NOTES

         At June 30, 2004, the Company was indebted to its secured debt holders in the amount of $4,133,000. This indebtedness is convertible by the holders into the Company's common stock at price $0.1203 per share, for a total of 31,141,103 shares of common stock at June 30, 2004. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of common stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, the Company issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of common stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, the Company paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. On March 30, 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, the Company agreed to the following:

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

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

         In June 2004, the Company entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and

Detershan Pty. Ltd. Big Seven is owned by Michael Toibb, the son of Harris Toibb, the Company's largest secured creditor and stockholder. Under the terms of the agreement, the Company agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance to him of 6,666,667 shares of the Company's common stock or, in lieu of such issuance, the payment to him of $0.15 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to its acquisition of Mr. Toibb's ownership interest in Big Seven, the Company agreed to operate Big Seven's business and is responsible for all of Big Seven's liabilities and is entitled to retain all of its revenues. The Company also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until the Company consummates its acquisition of Big Seven. The Company also has agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from the Company's operation of Big Seven.

         If the Company sells Big Seven or any of its assets at any time after the date of the settlement agreement and prior to the first anniversary of consummation of the Company's acquisition of Big Seven, the proceeds of the sale would be allocated and paid as follows: (i) the first $1,000,000 of such proceeds would be allocated and paid to the Company; (ii) the next $180,000 of such proceeds would be allocated and paid to Michael Toibb; and (iii) all remaining proceeds would be allocated and paid to the Company.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 92,144,631 and 139,367,564 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 2003 and 2004, respectively, because they were anti-dilutive.

         On March 30, 2004, in consideration for the agreement to extend the maturity date of the Company's secured convertible promissory notes from March 1, 2004 to September 26, 2004, the Company agreed to amend the expiration date of previously issued warrants to purchase 44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005. In addition, the Company issued the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of the Company's common stock at an exercise price of $0.15 per share. The fair value of the previously issued 44,542,718 warrants and the 4,018,867 new warrants were examined at the date of grant based on a Black-Scholes pricing model with the following inputs for 2004: interest rate of 1.9%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of 135%; and the expected life of the warrants of 1.3 and 1.5 years respectively. The Company is reflecting the total value of these warrants in the amount of $1,913,000, net of amortization, as Debt Issuance Costs on the balance sheet. This amount will be amortized on a straight-line basis over the extension period of the secured convertible promissory notes.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of June 30, 2004, the commitments under these leases were as follows:

            YEAR             UNITED STATES          AUSTRALIA
         ----------          -------------         -----------

            2004             $      46,000         $    25,000
            2005                    92,000               4,000
            2006                    92,000               --
            2007                    92,000               --
         Thereafter                 77,000               --
                             -------------         -----------
                             $     399,000         $    29,000
                             =============         ===========

         Rent expense was $42,000 and $75,000 for the six months ended June 30, 2003 and 2004, respectively.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the six months ended June 30, 2004 and 2003 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                     SIX MONTHS ENDED JUNE 30,
                                                       2003             2004
                                                   -----------      -----------

Net loss, as reported ........................     $   (22,000)     $(2,470,000)
Employee compensation expense ................     $   (79,000)     $   (82,500)
Net loss, pro forma ..........................     $  (101,000)     $(2,552,500)
Basic and diluted loss per share, as reported      $    (0.002)     $     (0.06)
Basic and diluted loss per share, pro forma ..     $    (0.002)     $     (0.06)

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

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004. If legal expenses and other costs of defense are not covered by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and the Company's results of operations and financial condition would be materially adversely affectedThe Company occasionally enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         Brilliant Digital Entertainment, Inc. is a company which, through our Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network and payment gateway that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, we have created technologies including a private, or "closed" peer-to-peer network, which allows us to distribute a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). Our ability to manage files distributed over our private network, as well as our use of widely available digital rights management (or
DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others, prevent the unauthorized use of a digital file once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files over the Altnet network. We also operate a payment processing "gateway" that enables computer users to purchase content distributed by Altnet.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At June 30, 2004, we were indebted to our secured note holders in the amount of $4,133,000, and our trade payables, including related parties, were $4,662,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at June 30, 2004, had negative working capital of approximately $4,149,000 and a stockholder's deficit of approximately of $3,167,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2004, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2004, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2003 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

         In June 2004, we entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and Detershan Pty. Ltd. Big Seven is owned by Michael Toibb, the son of Harris Toibb, our largest secured creditor and stockholder. Under the terms of the agreement, we agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance to him of 6,666,667 shares of our common stock or, in lieu of such issuance, the payment to him of $0.15 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to our acquisition of Mr. Toibb's ownership interest in Big Seven, we agreed to operate Big Seven's business and are responsible for all of Big Seven's liabilities and are entitled to retain all of its revenues. We also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until we consummate our acquisition of Big Seven. We also agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from our operation of Big Seven.

         If we sell Big Seven or any of its assets at any time after the date of the settlement agreement and prior to the first anniversary of consummation of our acquisition of Big Seven, the proceeds of the sale would be allocated and paid as follows: (i) the first $1,000,000 of such proceeds would be allocated and paid to us; (ii) the next $180,000 of such proceeds would be allocated and paid to Michael Toibb; and (iii) all remaining proceeds would be allocated and paid to us.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 107% from $2,280,000 for the six months ended June 30, 2003 to $ 4,722,000 for the six months ended June 30, 2004. Revenues by groups of similar service were as follows:

                REVENUES                    2003         2004       NET CHANGE
------------------------------------    ----------    ----------    ----------
Marketing services .................    $  564,000    $3,428,000        500%
Licensing and other services .......       890,000     1,065,000         20%
Distribution and technology
    revenue from related party .....       458,000          --         (100%)
Digital content ....................       368,000       229,000        (38%)
                                        ----------    ----------    ----------
Total Revenue ......................    $2,280,000    $4,722,000        107%
                                        ==========    ==========    ==========

         Marketing services revenue increased to $3,428,000 for the six months ended June 30, 2004, primarily as a result of revenue earned from our agreement with The Excite Network, Inc. which was entered into in April 2003. Licensing and other services revenues increased to

$1,065,000 for the six months ended June 30, 2004 from $890,000 for the six months ended June 30, 2003, due to a $345,000 increase in payment processing revenues recognized during 2004, offset by a $170,000 decrease in patent sublicense revenue, relating to a payment received at the signing of the agreement in 2003. Digital content revenue decreased from $368,000 for the six months ended June 30, 2003, to $229,000 for the six months ended 2004 as a result of the decrease in the sale of digital content, primarily PC games, over Altnet's peer-to-peer network. Distribution and technology revenue from a related party was $458,000 during the six months ended June 30, 2003, relating to our contract with e-New Media Company. We recognized none of these revenues during the six months ended June 30, 2004, as we fulfilled all of our obligations under our contract with e-New Media Company during 2003.

         COST OF REVENUES. Cost of revenues increased from $289,000 for the six months ended June 30, 2003 to $589,000 for the six months ended June 30, 2004. This net increase of $300,000 is primarily related to a $391,000 increase in the costs associated with the operation of our payment gateway services in addition to a $27,000 increase related to the services support agreement with Joltid, signed in June 2003. These were offset by a $60,000 decrease in bandwidth costs, as a result of the consolidation of and improved pricing from bandwidth providers. In addition, there was a decrease in royalties payments for licensed technology during 2004.

         SALES AND MARKETING. Sales and marketing expenses increased by 67% from $397,000 for the six months ended June 30, 2003 to $664,000 for the six months ended June 30, 2004. The increase of $267,000 in 2004 was primarily attributable to increases of $159,000 in commissions paid for securing new business and $105,000 to support our marketing efforts for the Altnet network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses increased $1,148,000, or 53%, from $2,183,000 for the six months ended June 30, 2003 to $3,331,000 for the six months ended June 30, 2004. This increase is attributable to a $805,000 increase in legal costs associated with defending lawsuits brought against the company and two of its executives, a $401,000 increase in salaries and benefits, related to personnel additions in mid 2003, and a $100,000 increase in travel and other operating expenses. These were offset by a $165,000 decrease in non-cash warrant expense during the six months ended June 30, 2004.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $307,000 for the six months ended June 30, 2003 to $231,000 for the six months ended June 30, 2004, as most of the development costs incurred for the development of our Peer Points program and our payment gateway, were incurred in 2003.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $53,000 for the six months ended June 30, 2003 as compared to $22,000 for the six months ended June 30, 2004, as the depreciable assets have not materially changed.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense and, in 2003, deferred revenue related to our agreement with E-New Media. Other income and expense decreased from net income of $896,000 for the six months ended June 30, 2003 to a net expense of $2,437,000 for the six months ended June 30, 2004. During the six months ended June 30, 2003, we recognized deferred revenue of $2,097,000 related to the E-New Media agreement. During the six months ended June 30, 2004, interest expense included interest accrued on outstanding convertible promissory notes, $335,000 of fees paid to the convertible note holders in conjunction with their agreement to extend the maturity date of the indebtedness from December 31, 2003 to March 1, 2004, and $1,913,000 of amortized debt issuance costs associated with the agreement to further extend the maturity date of the indebtedness from March 1, 2004 to September 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, our cash and cash equivalents totaled approximately $509,000. This is a decrease of $397,000 as compared to December 31, 2003. As of June 30, 2004, we had a working capital deficit of $4,149,000. Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $2,962,000 which are over 90 days past due, and $4,133,000 of secured indebtedness which is due on September 26, 2004.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding. There can be no assurance that with any additional financing, higher cash flows will be generated by operations.

CASH FLOWS

         Cash flows from operating, financing and investing activities for the six months ended June 30, 2004 and 2003 are summarized in the following table:

               ACTIVITY:                       2003              2004
         --------------------------          -------           -------
         Continuing Operations ....          $ 2,128           $  (314)
         Investing ................           (1,703)              (33)
         Financing ................              (75)              (50)

         During the six months ended June 30, 2004, we had a net decrease in cash of $397,000. The net cash used in operating activities of $314,000 during the six months ended June 30, 2004 was primarily the result of the net loss of $2,552,000, a decrease of $518,000 in accounts payable and accrued expenses, a $150,000 decrease in guaranteed minimum payments and a $32,000 decrease in deferred revenues. These amounts were offset primarily by the amortization of $1,934,000 in debt issuance costs, $150,000 in accrued interest on capital financing, $349,000 in amortization of license rights, a decrease in accounts receivable of $75,000, a decrease in other assets of $343,000, and a decrease in notes receivable of $66,000.

         During the six months ended June 30, 2004, we used $33,000 of cash in investing activities, for purchases of equipment, and $50,000 of cash in financing activities, for repayments of notes payable.

         At June 30, 2004, 98% of the accounts receivable was outstanding from a single customer. Cash necessary to fund operations and for other purposes is heavily dependent on the receipts from this customer. If this customer were unable to honor its accounts receivable, the cash required to fund operations and for other purposes would not be available and our financial condition would be materially adversely affected.

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

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                 Payments Due by Period
                              --------------------------------------------------------------
                                           Less than       1-3          4-5          After
  Contractual Obligations        Total       1 Year       Years        Years        5 Years
---------------------------   ----------   ----------   ----------   ----------   ----------
Secured convertible
   promissory notes .......   $4,133,000   $4,133,000   $     --     $     --     $     --
Minimum royalty payments ..   $  750,000   $  360,000   $  390,000   $     --     $     --
Operating lease commitments   $  428,000   $   71,000   $  188,000   $  169,000   $     --
                              ----------   ----------   ----------   ----------   ----------
   Total ..................   $5,311,000   $4,564,000   $  578,000   $  169,000   $     --
                              ==========   ==========   ==========   ==========   ==========

         At June 30, 2004, we were indebted to our secured note holders in the amount of $4,133,000. This indebtedness is convertible by the holders into our common stock at price $0.1203 per share, for a total of 31,141,103 shares of our common stock at June 30, 2004. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of our common stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, we issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, we paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. Finally, in March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, we agreed to the following:

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

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2004, our cash balance was approximately $509,000 and we had a working capital deficit of $4,149,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We realized a comprehensive loss of $2,470,000 for the six months ended June 30, 2004. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2004 we had an accumulated deficit of approximately $73.0 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         The table below sets forth the number of shares of our Common Stock that could be acquired by the holders upon conversion of the promissory notes and exercise of those warrants whose exercise price is subject to adjustment if we issue additional securities at a price below the then applicable exercise price, and the percentages of our outstanding Common Stock that the shares issued upon conversion and exercise would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2004, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.10 on August 2, 2004, and on assumed closing share prices of $0.075, $0.05 and $0.025, which prices represent a 25%, 50% and 75% decline, respectively, in our August 2, 2004 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes and warrants. The table also assumes that the warrants would be exercised for cash and that the holders would pay us the aggregate exercise price of

$6,028,300. The percentages are also based on 42,857,153 shares of our common stock outstanding on August 2, 2004.

Percentage Decline in                                           Percentage of
   August 2, 2004              Assumed         Shares of        Outstanding
    Closing Price           Closing Price     Common Stock      Common Stock
---------------------       -------------     ------------      ------------
         --                     $0.10           93,308,249          68.5%
         25%                    $0.075         124,410,999          74.4%
         50%                    $0.05          186,616,498          81.3%
         75%                    $0.025         373,232,996          89.7%

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

         The following table illustrates as of August 2, 2004, the number of shares issued and outstanding as, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                   PERCENTAGE OF
                                                   SHARES OF       FULLY DILUTED
SECURITY                                         COMMON STOCK         SHARES
---------------------------------------------    ------------      -------------

Outstanding Common Stock ....................      42,857,153          40.7%
Secured Convertible Promissory Notes,
 with accrued interest ......................      32,637,460          31.0%
Outstanding Warrants(1) .....................       4,752,000           4.5%
Outstanding Options .........................      25,135,918          23.8%
                                                 ------------      -------------
  Fully Diluted Shares of Common Stock(2) ...     105,382,531         100.0%
------------------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on August 2, 2004, which was $0.10.
(2) This number excludes (i) 3,433,875 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 2, 2004, and (ii) 108,218,431 shares underlying warrants that have exercise prices ranging from $0.11 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of August 2, 2004, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                   PERCENTAGE OF
                                                   SHARES OF       FULLY DILUTED
SECURITY                                         COMMON STOCK         SHARES
---------------------------------------------    ------------      -------------

Outstanding Common Stock.....................      42,857,153          20.1%
Secured Convertible Promissory Notes, with
  accrued interest...........................      32,637,460          15.3%
Outstanding Warrants.........................     112,970,431          52.9%
Outstanding Options..........................      25,135,918          11.7%
                                                 ------------      -------------
  Fully Diluted Shares of Common Stock.......     213,600,962         100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $4,133,000 at June 30, 2004. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If the debt becomes due before its maturity in September 2004, we likely will not have sufficient funds to repay the indebtedness, which will entitle the holders of the notes to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         CURRENT LITIGATION AGAINST SHARMAN MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the KMD or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the KMD, and (3) Altnet's sale of authorized digital files to users of the KMD. For the six months ended June 30, 2004, we generated approximately 100% of our total revenues from activities dependent upon the availability of the KMD to computer users. If there is a disruption in the distribution of the KMD or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman, the KMD, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KMD facilitates, contributes to and encourages copyright infringement. To the extent that Sharman is precluded from distributing the KMD as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman will prevail.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of June 30, 2004, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.1 Settlement Agreement and Mutual Release, dated as of June 16, 2004, by and among the Registrant, Altnet, Inc., Detershan Pty. Ltd., Big Seven Entertainment, LLC, and Michael Toibb.

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

(b)      REPORTS ON FORM 8-K.

         Current Report on Form 8-K, reporting Items 7 and 12, filed on May 17, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: August 16, 2004                       /S/ TYLER TARR
                                          --------------------------------------
                                          By:    Tyler Tarr
                                          Its:   Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)