Form 10QSB
period 2004-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2004-11-15
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

          14011 VENTURA BLVD., SUITE 501 SHERMAN OAKS, CALIFORNIA 91423
                    (Address of Principal Executive Offices)

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

                              Yes [X]      No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 42,857,153 shares issued and outstanding as of November 1, 2004.

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

         Condensed Consolidated Balance Sheet as of September 30,
            2004 (unaudited)...................................................3

         Condensed Consolidated Statements of Operations for
            the three and nine months ended September 30, 2004
            and September 30, 2003 (unaudited).................................4

         Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2004 and
            September 30, 2003 (unaudited).....................................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........16

Item 3.  Controls and Procedures..............................................32

PART II  OTHER INFORMATION....................................................34

Item 1.  Legal Proceedings....................................................34

Item 2.  Changes in Securities and Small Business
            Issuer Purchases of Equity Securities.............................34

Item 3.  Defaults Upon Senior Securities......................................34

Item 4.  Submission of Matters to a Vote of Security Holders..................34

Item 6.  Exhibits and Reports on Form 8-K.....................................35

         Signatures...........................................................36

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                      SEPTEMBER
                                                                          30,
                                                                         2004
                                                                      ----------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ......................................   $    697
    Restricted cash ................................................         75
    Accounts receivable, net .......................................      1,926
    Note receivable ................................................         54
    Other assets, net ..............................................        155
                                                                       --------
Total current assets ...............................................      2,907
Property, plant and equipment, net .................................        128
License Rights .....................................................      1,222
                                                                       --------
Total assets .......................................................   $  4,257
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ...............................................   $    756
    Accrued expenses, related parties ..............................      3,061
    Accrued expenses ...............................................        562
    Guaranteed minimum payments, related party .....................        360
    Deferred revenue ...............................................         89
    Secured convertible promissory notes, including accrued interest      4,209
                                                                       --------
Total current liabilities ..........................................      9,037
Other long term liabilities ........................................        142
Long-term Guaranteed Minimum Payments, related party ...............        300
                                                                       --------
Total liabilities ..................................................      9,479

Stockholders' deficit:
    Common stock ...................................................         47
    Additional paid-in capital .....................................     69,702
    Accumulated deficit ............................................    (75,094)
    Unrealized gain on marketable securities and
    foreign exchange transactions ..................................        123
                                                                       --------
Total stockholders' deficit ........................................     (5,222)
                                                                       --------
Total liabilities and stockholders' deficit ........................   $  4,257
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                     THREE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                 --------------------    --------------------
                                                   2003        2004        2003        2004
                                                 --------    --------    -------     --------
                                               (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
      Marketing services .....................   $    848    $  1,461    $  1,417    $  4,890
      Licensing and other services ...........        360         523       1,250       1,588
      Distribution and technology from related
       party .................................         28        --           486        --
      Digital content ........................        107         130         470         358
                                                 --------    --------    --------    --------
           Total revenues ....................      1,343       2,114       3,623       6,836

Costs and expenses:
     Costs of revenues .......................        160         247         449         945
     Sales and marketing .....................        390         282         788         946
     General and administrative ..............      2,079       1,513       4,264       4,734
     Research and development ................        115         122         421         356
     Depreciation and amortization ...........         91           6         144          28
                                                 --------    --------    --------    --------
                                                    2,835       2,170       6,066       7,009
                                                 --------    --------    --------    --------
Income (loss) from operations ................     (1,492)        (56)     (2,443)       (173)
Other income (expense):
     Other Income ............................       --             1       2,097           6
     Loss on write off of deferred fees ......       --          --          (206)       --
     Interest expense ........................       (824)     (2,004)     (1,820)     (4,445)
                                                 --------    --------    --------    --------
     Total other income (expense) ............       (824)     (2,003)         71      (4,439)
                                                 --------    --------    --------    --------
Net income (loss) ............................     (2,316)     (2,059)     (2,372)     (4,612)
Unrealized Gain Marketable Securities ........       --          --          --          --
Foreign currency translation adjustment
   (net of tax effects) ......................       --            41          33         123
                                                 --------    --------    --------    --------
Comprehensive income (loss) ..................   $ (2,316)   $ (2,018)   $ (2,339)   $ (4,489)
                                                 ========    ========    ========    ========

Basic and fully-diluted net income (loss)
   per share .................................   $  (0.06)   $  (0.05)   $  (0.06)   $  (0.11)
                                                 ========    ========    ========    ========
Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share ...............     40,316      42,857      35,836      42,686
                                                 ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                             ------------------
                                                               2003       2004
                                                             -------    -------
                                                                 (unaudited)

OPERATING ACTIVITIES
Net loss ..................................................  $(2,372)   $(4,612)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization .......................      144         27
      Effect of accrued interest expense on convertible
         debt & capital funding ...........................    1,820        226
      Effect of amortization of debt issuance costs .......     --        3,869
      Effect of warrant amortization related to promissory
         notes ............................................      317       --
      Effect of warrant amortization related to agreements       514       --
      Effect of warrant amortization related to purchase
         of license rights ................................      522        524
      Changes in operating assets and liabilities:
         Accounts receivable ..............................   (1,877)       196
         Other assets .....................................      140        214
         Accounts payable and accruals ....................    3,011       (440)
         Deferred revenue .................................   (2,182)       (54)
         Notes receivable .................................     (197)        71
         Guaranteed minimum payments due to related parties     --         (240)
         Other long-term liabilities ......................       35       --
                                                             -------    -------
Net cash (used in) provided by operating activities .......     (125)      (219)

INVESTING ACTIVITIES
Purchase of equipment .....................................      (70)       (49)
                                                             -------    -------
Net cash used in investing activities .....................      (70)       (49)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of costs ............       37       --
Proceeds from issuance of promissory notes net of discount       200       --
Repayments of notes payable ...............................     --          (50)
Restricted cash ...........................................     (222)      --
                                                             -------    -------
Net cash used in financing activities .....................       15        (50)
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......     (180)      (318)

Effect of exchange rate changes on cash ...................        8        135
Cash and cash equivalents at beginning of period ..........      236        880
                                                             -------    -------
Cash and cash equivalents at end of period ................  $    64    $   697
                                                             =======    =======

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
   Interest ...............................................  $  --      $  --
                                                             =======    =======


                 See Notes to Consolidated Financial Statements.

                                                          6
                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at

September 30, 2004, had negative working capital of approximately $6,130,000 and a stockholders' deficit of approximately $5,222,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report on the Company's financial statements for the year ended December 31, 2003, the Company's independent certified public accountants included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

         At September  30, 2004,  $75,000 of cash was pledged as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the balance sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company also recognizes revenue in accordance with the following with respect to the specific products and services. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At September 30, 2004, the Company had a reserve of $129,000 to cover several customers from whom collectibility is uncertain.

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

         Licensing and other services revenues are derived from the Company's sublicense of rights to the TruNames patent (see License Rights), business development services, and payment processing services. Under the terms of the Company's patent sublicense agreement with Sharman, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company generates fee income for performing business development services for Sharman in accordance with an agreement. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the Kazaa Media Desktop (or KMD) software application. The Company receives a percentage of the gross revenue received by Sharman for each transaction entered into based on the Company's efforts. The Company also generates fees from processing payments for the purchase of digital content using the Altnet payment processing gateway

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on the peer-to-peer network operated by the Company's subsidiary, Altnet, Inc., and by promoting, distributing, and selling the content to end users of the network. The Company charges clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. The Company charges clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed upon number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. The Company charges clients for content sales based on a revenue sharing basis where they receive an agreed upon percentage of the sales price for each transaction, and a combination of revenue share and a cost per specified number of downloaded files.

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

dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first nine months of 2004, the Company has recorded $524,000 of amortization expense related to the patent, leaving an unamortized balance of $1,222,000 at September 30, 2004, which is reflected on the balance sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                        Amortization
                          Year            Expense
                          ----          ----------

                          2004          $  174,000
                          2005             698,000
                          2006             350,000
                                        ----------
                         Total          $1,222,000
                                        ==========

CONCENTRATION OF REVENUE RISK

         For the nine months ended September 30, 2004, the Company generated 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the nine months ended September 30, 2004, Sharman contributed 30% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. The Excite Network (TEN) contributed 70% of the Company's revenue, from the amortization of a non-recoupable signing bonus, bounties earned on activated installations of the TEN toolbar, and profit sharing on paid searches via the TEN toolbar.

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company had $2,013,000 of accounts receivable from The Excite Network, representing 98% of the Company's accounts receivable balance at September 30, 2004. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At September 30, 2004, the Company had approximately $533,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $164,000 in the Australian bank, which was not guaranteed.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $300,000 as a long-term liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. The Company paid Joltid $240,000 for services provided during the nine months ended September 30, 2004, and had an outstanding trade payable to them of $19,176.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of September 30, 2004, the Company has an outstanding accounts payable balance to Sharman of $2,187,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company paid Europlay Capital Advisors, LLC, a company controlled by Mark Dyne, a significant stockholder of the Company and its former Chairman, $638,000 in commissions to secure new business, during the nine months ended September 30, 2004. As of September 30, 2004, the Company has an outstanding balance to Europlay Capital Advisors, LLC of $874,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

         The Company leases its U.S. offices, under operating lease agreements, from Topanga Victory Partners, LP, an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $101,000 and $60,000 during the nine months ended September 30, 2004 and 2003, respectively.

         The Company has paid $30,950, as reimbursement for bandwidth and data hosting services associated with content placed on our Altnet network, to an entity owned by a member of our Board of Directors, during the first nine months of 2004.

4.       SIGNIFICANT AGREEMENTS

SECURED CONVERTIBLE PROMISSORY NOTES

         At September 30, 2004, the Company was indebted to its secured debt holders in the amount of $4,209,000, which indebtedness was due and payable on September 26, 2004. The principal and accrued interest is convertible by the holders into the Company's common stock at price $0.1203 per share, for a total of 33,270,801 shares of common stock at September 30, 2004. In connection with this financing, and in consideration of several extensions of the maturity date of the indebtedness, the note holders received warrants to purchase up to an aggregate of 73,787,613 shares of common stock at exercise prices ranging from $0.1353 per share to $0.2091 per share. In November 2004, the Company and the secured debt holders extended the maturity date of the indebtedness to September 26, 2005. See Note 9 for supplemental disclosure.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 92,144,631 and 144,943,790 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 2003 and 2004, respectively, because they were anti-dilutive.

         On March 30, 2004, in consideration for the agreement to extend the maturity date of the Company's secured convertible promissory notes from March 1, 2004 to September 26, 2004, the Company agreed to amend the expiration date of previously issued warrants to purchase 44,542,718 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005. In addition, the Company issued the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of the Company's common stock at an exercise price of $0.15 per share. The fair value of the previously issued 44,542,718 warrants and the 4,018,867 new warrants were examined at the date of grant based on a Black-Scholes pricing model with the following inputs for 2004: interest rate of 1.9%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of 135%; and the expected life of the warrants of 1.3 and 1.5 years respectively. The Company amortized the total value of these warrants in the amount of $1,913,000 during the second and third quarter of 2004.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of September 30, 2004, the commitments under these leases were as follows:

                                   UNITED
                     YEAR          STATES       AUSTRALIA
                  ----------      --------      --------
                        2004      $ 24,000      $ 12,000
                        2005        92,000         4,000
                        2006        92,000          --
                        2007        92,000          --
                  Thereafter        77,000          --
                                  --------      --------
                                  $377,000      $ 16,000
                                  ========      ========

         Rent expense was $60,000 and $101,000 for the nine months ended September 30, 2003 and 2004, respectively.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. The Company believes these allegations are without merit, and intends to vigorously defend against these claims The lawsuit is scheduled for trial in December 2004.

7.       STOCK BASED COMPENSATION

1996 STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "1996 Plan"), which became effective on September 13, 1996. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 35,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1996 Plan. The maximum number of shares of Common Stock with respect to which options or rights may be granted under the 1996 Plan to any executive or other employee during any fiscal year is one-half of the number of shares reserved for issuance under the amended 1996 Plan Although any award that was duly granted may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award made after September 13, 2006. Options granted generally have a term of 10 years and usually vest over 4 years at the rate of 25% per year beginning on the first day in the year subsequent to the year of the grant.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the nine months ended September 30, 2004 and 2003 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                    NINE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2003             2004
                                                   -------------   -------------
Net loss, as reported ..........................   $(2,339 ,000)   $(4,489,000)
Employee compensation expense ..................   $   (118,000)   $  (124,000)
Net loss, pro forma ............................   $ (2,457,000)   $(4,613,000)
Basic and diluted loss per share, as reported ..   $      (0.06)   $     (0.11)
Basic and diluted loss per share, pro forma ....   $      (0.06)   $     (0.11)

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

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004. If legal expenses and other costs of defense are not covered by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and the Company's results of operations and financial condition would be materially adversely affected. The Company occasionally enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

9.       SUBSEQUENT EVENTS

         In November 2004, the Company and its secured debt holders extended the maturity date of the Company's senior secured indebtedness from September 26, 2004 to September 26, 2005. In consideration of the extension, the Company agreed to the following material terms:

         o To extend the expiration date of warrants to purchase an aggregate of 73,787,613 shares of common stock held by the note holders to October 4, 2008;

         o To reduce the conversion price of the convertible notes and the exercise price of the warrants to $0.07 per share; and

         o To make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus
                  (ii) 50% of any quarterly  EBITDA in excess of $600,000,  plus
                  (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         o        Our  ability  to  either  pay  or   restructure   our  secured
                  convertible promissory notes and unsecured trade payables; and

         o Our successful defense against claims brought against us and our executive officers in the pending legal proceedings in Australia.

         We intend to continue to aggressively pursue content acquisition with both the major and smaller independent musical recording and filmed entertainment companies in order to address our content needs and to increase revenue from the distribution of content. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman, over the legality of the KMD. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us, our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, in the Federal Court of Australia for activities relating to our business dealings with Sharman. There can be no assurance that we will be granted such licenses at any time in the future. The lawsuit is scheduled for trial in December 2004.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At September 30, 2004, we were indebted to our secured note holders in the amount of $4,209,000, and our trade payables, including related parties, were $4,379,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at September 30, 2004, had negative working capital of approximately $6,130,000 and a stockholder's deficit of approximately of $5,222,000.

These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2004, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2003 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 87% from $3,623,000 for the nine months ended September 30, 2003 to $6,836,000 for the nine months ended September 30, 2004. Revenues by groups of similar service were as follows:

                REVENUES                   2003          2004        NET CHANGE
------------------------------------    ----------    ----------     ----------
Marketing services .................    $1,417,000    $4,890,000           245%
Licensing and other services .......     1,250,000     1,588,000            27%
Distribution and technology
    revenue from related party .....       486,000          --            (100%)
Digital content ....................       470,000       358,000           (24%)
                                        ----------    ----------     ----------
Total Revenue ......................    $3,623,000    $6,836,000            87%
                                        ==========    ==========     ==========

         Marketing services revenue increased to $4,890,000 for the nine months ended September 30, 2004, primarily as a result of revenue earned from our agreement with The Excite Network, Inc. which was entered into in April 2003. Licensing and other services revenues increased to $1,588,000 for the nine months ended September 30, 2004 from $1,250,000 for the nine months ended September 30, 2003, due to a $490,000 increase in payment processing revenues recognized during 2004, offset by a $170,000 decrease in patent sublicense revenue, relating to a payment received at the signing of the agreement in 2003. Digital content revenue decreased from $470,000 for the nine months ended September 30, 2003, to $358,000 for the nine months ended 2004 as a result of the decrease in the sale of digital content, primarily PC games, over Altnet's peer-to-peer network. Distribution and technology revenue from a related party was $458,000 during the nine months ended September 30, 2003, relating to our contract with e-New Media Company. We recognized none of these revenues during the nine months ended September 30, 2004, as we fulfilled all of our obligations under our contract with e-New Media Company during 2003.

         COST OF REVENUES. Cost of revenues increased from $449,000 for the nine months ended September 30, 2003 to $945,000 for the nine months ended September30, 2004. This net increase of $496,000 is primarily related to a $556,000 increase in the costs associated with the operation of our payment gateway services, an increase of $115,000 in costs associated with the preparation of digital content placed on the Altnet network, in addition to a $31,000 increase related to the services support agreement with Joltid, signed in June 2003. These were offset by a $77,000 decrease in bandwidth costs, as a result of the consolidation of and improved pricing from bandwidth providers. In addition, there was a $132,000 decrease in royalty payments for licensed technology during 2004.

         SALES AND MARKETING. Sales and marketing expenses increased by 20% from $788,000 for the nine months ended September 30, 2003 to $946,000 for the nine months ended September 30, 2004. The net increase of $158,000 in 2004 was primarily attributable to the increase of $270,000 in commissions paid for securing new business offset by a $110,000 decrease in the marketing and promotional costs spent to support our marketing efforts for the Altnet network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses increased $470,000, or 10%, from $4,264,000 for the nine months ended September 30, 2003 to $4,734,000 for the nine months ended September 30, 2004. This increase is attributable to a $955,000 increase in legal costs associated with defending lawsuits brought against the company and two of its executives, a $383,000 increase in salaries and benefits, related to personnel additions in mid 2003, and a $77,000 increase in travel and other operating expenses. These were offset by a $830,000 decrease in non-cash warrant expense during the nine months ended September 30, 2004, as well as a $110,000 reduction in corporate franchise tax filing fees.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $421,000 for the nine months ended September 30, 2003 to $356,000 for the nine months ended September 30, 2004, as most of the development costs incurred for the development of our Peer Points program and our payment gateway, were incurred in 2003.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $144,000 for the nine months ended September 30, 2003 as compared to $28,000 for the nine months ended September 30, 2004, as many of the depreciable assets have been fully depreciated.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense and, in 2003, deferred revenue related to our agreement with E-New Media. Other income and expense decreased from net income of $71,000 for the nine months ended September 30, 2003 to a net expense of $4,439,000 for the nine months ended September 30, 2004. During the nine months ended June 30, 2003, we recognized deferred revenue of $2,097,000 related to the E-New Media agreement, and a loss of $206,000 on the write-off of deferred fees associated with terminated contracts. During the nine months ended September 30, 2004, interest expense included interest accrued on outstanding convertible promissory notes, $350,000 of fees paid to the convertible note holders in conjunction with their agreement to extend the maturity date of the indebtedness from December 31, 2003 to March 1, 2004, and an additional $2,800,000 of amortized debt issuance costs associated with the agreement to further extend the maturity date of the indebtedness from March 1, 2004 to September 26, 2004. These were offset by a $174,000 reduction in interest expense on convertible notes which were paid off in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, our cash and cash equivalents totaled approximately $697,000. This is a decrease of $318,000 as compared to December 31, 2003. As of September 30, 2004, we had a working capital deficit of $6,130,000. Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $2,987,000 which are over 90 days past due, and $4,209,000 of secured indebtedness.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding. There can be no assurance that with any additional financing, higher cash flows will be generated by operations.

CASH FLOWS

         Cash flows from operating, financing and investing activities for the nine months ended September 30, 2004 and 2003 are summarized in the following table:

Activity:                                            2003                2004
----------------------------------------          ----------          ----------
Continuing Operations ..................          $(125,000)          $(219,000)
Investing ..............................            (70,000)            (49,000)
Financing ..............................             15,000             (50,000)

         During the nine months ended September 30, 2004, we had a net decrease in cash of $318,000. The net cash used in operating activities of $219,000 during the nine months ended September 30, 2004 was primarily the result of the net loss of $4,612,000, a decrease of $440,000 in accounts payable and accrued expenses, a $240,000 decrease in guaranteed minimum payments and a $54,000 decrease in deferred revenues. These amounts were offset primarily by the amortization of $3,869,000 in debt issuance costs, $226,000 in accrued interest on capital financing, $524,000 in amortization of license rights, a decrease in accounts receivable of $196,000, a decrease in other assets of $214,000, and a decrease in notes receivable of $71,000.

         During the nine months ended September 30, 2004, we used $49,000 of cash in investing activities, for purchases of equipment, and $50,000 of cash in financing activities, for repayments of notes payable.

         At September 30, 2004, 91% of the accounts receivable was outstanding from a single customer. Cash necessary to fund operations and for other purposes is heavily dependent on the receipts from this customer. If this customer were unable to honor its accounts receivable, the cash required to fund operations and for other purposes would not be available and our financial condition would be materially adversely affected.

         We expect a significant use of cash during 2004 fiscal year as we continue to develop the business opportunity for Altnet, Inc. We are currently generating sufficient cash flow on a monthly basis to meet our monthly obligations; however, we are not generating sufficient cash flow to pay our existing current liabilities and secured debt. While we have been successful in working with our secured debt holders to achieve short term extensions, we will continue working with our secured debt holders and unsecured creditors to restructure our obligations, however there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures or trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims, and defending against any other actions brought by these or similarly situated plaintiffs in Australia, the United States or other jurisdictions, could require a significant use of cash during 2004 and beyond. If the legal expenses and other costs of defense are not covered for by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and our results of operations and financial condition would be materially adversely affected. The lawsuit is scheduled for trial in December 2004.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                          Payments Due by Period
                         --------------------------------------------------------------
                                      Less than       1-3          4-5        After 5
Contractual Obligations     Total       1 Year       Years        Years        Years
                         ----------   ----------   ----------   ----------   ----------
Secured convertible
   promissory notes ..   $4,209,000   $4,209,000   $     --     $     --     $     --
Minimum royalty
   payments ..........   $  660,000   $  360,000   $  300,000   $     --     $     --
Operating lease
   commitments .......   $  393,000   $   36,000   $  188,000   $  169,000   $     --
                         ----------   ----------   ----------   ----------   ----------
   Total .............   $5,262,000   $4,605,000   $  488,000   $  169,000   $     --
                         ==========   ==========   ==========   ==========   ==========

         At September 30, 2004, we were indebted to our secured debt holders in the amount of $4,209,000, which indebtedness was due and payable on September 26, 2004. This indebtedness was convertible by the holders into our common stock at price $0.1203 per share, for a total of 33,270,801 shares of common stock at September 30, 2004. In connection with this financing, and in consideration of several extensions of the maturity date of the indebtedness, the note holders received warrants to purchase up to an aggregate of 73,787,613 shares of common stock at exercise prices ranging from $0.1353 per share to $0.2091 per share. In November 2004, the secured debt holders and us extended the maturity date of the indebtedness from September 26, 2004 to September 26, 2005. In consideration of the extension, we agreed to the following material terms:

         o To extend the expiration date of warrants to purchase an aggregate of 73,787,613 shares of common stock held by the note holders to October 4, 2008;

         o To reduce the conversion price of the convertible notes and the exercise price of the warrants to $0.07 per share; and

         o To make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus
                  (ii) 50% of any quarterly  EBITDA in excess of $600,000,  plus
                  (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2004, our cash balance was approximately $697,000 and we had a working capital deficit of $6,130,000. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We realized a comprehensive loss of $4,489,000 for the nine months ended September 30, 2004. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2004 we had an accumulated deficit of approximately $75 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS. We have outstanding $4,209,000 of senior secured indebtedness which is evidenced by convertible promissory notes due September 26, 2005, which indebtedness is convertible by the note holders into shares of our common stock at a price of $0.07 per share. The conversion of the promissory notes would increase the number of shares outstanding and result in dilution to our other stockholders.

         The conversion price of the secured promissory notes is subject to reduction if we issue additional securities at a price below the then applicable conversion price, with exceptions for certain types of securities issuances. If we issue securities at a price below the conversion price, then the conversion price will be adjusted downward to equal the price at which we sold the additional securities. As a consequence, if we trigger the adjustment provision for the secured promissory notes, the holders of the convertible promissory notes could convert them at a lower price, which would increase the number of shares of Common Stock they would receive.

         The table below sets forth the number of shares of our common stock that could be acquired by the holders upon conversion of the principal amount and accrued interest of promissory notes, and the percentages of our outstanding common stock that the shares issued upon conversion would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2005, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.08 on November 1, 2004, and on assumed closing share prices of $0.06, $0.04 and $0.02, which prices represent a 25%, 50% and 75% decline, respectively, in our November 1, 2004 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes. The percentages are also based on 42,857,153 shares of our common stock outstanding on November 15, 2004.

Percentage Decline in                                             Percentage of
  November 1, 2004       Assumed                                   Outstanding
    Closing Price     Closing Price   Shares of Common Stock      Common Stock
--------------------- -------------   ----------------------      -------------
        --               $0.08*             57,345,703                 57.2%
        25%              $0.06              66,903,320                 61.0%
        50%              $0.04             100,354,980                 70.1%
        75%              $0.02             200,709,960                 82.4%

* Based on the terms of the notes, if we sold securities at this share closing price the conversion price of the notes would be $0.07 per share.


         Additionally, we anticipate that during the remainder of 2004 and in 2005, we may need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         The following table illustrates as of November 15, 2004, the number of shares issued and outstanding as, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                      SHARES OF         DILUTED
SECURITY                                             COMMON STOCK       SHARES
-------------------------------------------------    ------------     ----------
Outstanding Common Stock ........................     42,857,153          23.9%
Secured Convertible Promissory Notes,
  with accrued interest .........................     57,345,703          32.0%
Outstanding Warrants(1) .........................     53,361,582          30.0%
Outstanding Options .............................     25,135,918          14.1%
                                                     -----------         ------
  Fully Diluted Shares of Common Stock(2) .......    178,700,356         100.0%

----------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on November 1, 2004, which was $0.08.

(2) This number excludes (i) 9,618,457 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at November 15, 2004, and
         (ii)59,598,849 shares underlying warrants that have exercise prices ranging from $0.14 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of November 15, 2004, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                      SHARES OF         DILUTED
SECURITY                                             COMMON STOCK       SHARES
-------------------------------------------------    ------------     ----------
Outstanding Common Stock ........................     42,857,153          18.0%
Secured Convertible Promissory Notes,
  with accrued interest .........................     57,345,703          24.1%
Outstanding Warrants. ...........................    112,960,431          47.4%
Outstanding Options .............................     25,135,918          10.5%
                                                     -----------         ------
  Fully Diluted Shares of Common Stock...........    238,299,205         100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $4,209,000 at September 30, 2004. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman's KMD. We rely on computer users' demand for the KMD to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman, Altnet distributes and sell digital files to users of the KMD. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain our distribution relationship with Sharman on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO SERVE BRILLIANT BANNERS ON, AND DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF, THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the KMD or its use by consumers would necessarily adversely impact (1) the future distribution of our Altnet software, (2) revenues we derive from serving Brilliant Banners on the KMD, and (3) Altnet's sale of authorized digital files to users of the KMD. For the nine months ended September 30, 2004, we generated approximately 100% of our total revenues from activities dependent upon the availability of the KMD to computer users. If there is a disruption in the distribution of the KMD or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman, the KMD, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the KMD facilitates, contributes to and encourages copyright infringement. To the extent that Sharman is precluded from distributing the KMD as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman will prevail.

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN. In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the KMD and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims would be costly, and an adverse outcome may result in significant monetary damages or injunctive relief against us, all of which would have a material adverse impact on our financial position and results of operations. The lawsuit is scheduled for trial in December 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         As of September 30, 2004, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. We believe these allegations are without merit, and intend to vigorously defend against these claims. The lawsuit is scheduled for trial in December 2004.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In November 2004, in consideration of an agreement to extend the maturity date of our secured convertible promissory notes to September 26, 2005, we (i) reduced the conversion price of the notes to $0.07 per share, (ii) extended the expiration date of related warrants to purchase 73,787,613 shares of our common stock held by the note holders to October 4, 2008, and (iii) reduced the exercise price of the these warrants to $0.07 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On September 26, 2004, we failed to pay $4,209,000 of the outstanding principal amount, accrued interest, fees and costs that were then due and payable to our secured convertible note holders pursuant to our senior secured convertible promissory notes. In November 2004, we entered into an agreement with the note holders to extend the maturity date of the secured indebtedness to September 26, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 14, 2004, we held our 2004 Annual Meeting of Stockholders. At the annual meeting, there were 42,857,153 shares entitled to vote, and 35,481,807 (82.8%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Kevin Bermeister, Mark Miller, Russell Simmons, Ray Musci, Abe Sher, and Vincent Bitetti.

         The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

         1. Proposal to elect Mark Miller and Ray Musci to serve as our Class II directors for three years and until their successors have been elected.

          DIRECTOR                     FOR                        WITHHELD
          --------                     ---                        --------
        Mark Miller                 35,265,634                    216,173
         Ray Musci                  35,355,384                    126,423

         2. Proposal to amend our 1996 Stock Option Plan to increase the number of authorized shares to 35,000,000.

   FOR                 AGAINST           ABSTAIN         BROKER NON-VOTES
   ---                 -------           -------         ----------------
22,526,301             420,447            5,734             12,529,322


         3. Proposal to amend our Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of common stock from 250,000,000 to 350,000,000.

   FOR                 AGAINST           ABSTAIN         BROKER NON-VOTES
   ---                 -------           -------         ----------------
35,213,598             261,682            6,527                 --


ITEM 6.  EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.

         10.1     Registrant's  Fourth  Amended and  Restated  1996 Stock Option
                  Plan.

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

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: November 15, 2004              /S/ TYLER TARR
                                   -------------------------------------------
                                   By:    Tyler Tarr
                                   Its: Chief Financial Officer
                                   (Principal Financial and Accounting Officer)