Form 10KSB
period 2004-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2005-04-11
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                          14011 VENTURA BLVD. SUITE 501
                         SHERMAN OAKS, CALIFORNIA 91423
              (Address of Principal Executive Offices and Zip Code)

                                 (818) 386-2180
                          (Issuer's telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes [X]      No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2004 were $8,775,000.

         At March 8, 2005, the aggregate market value of the voting stock held by non-affiliates of the issuer was $1,301,438.

         At March 8, 2005, the issuer had 42,857,153 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement with respect to its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

         Transitional Small Business Disclosure Format (check one):

                                Yes [_]      No [X]

================================================================================

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business...................................       1
Item 2.       Description of Properties.................................       9
Item 3.       Legal Proceedings.........................................       9
Item 4.       Submission of Matters to a Vote of Security Holders.......       9


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..      10
Item 6.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................      11
Item 7.       Financial Statements

              Report of Independent Registered Public Accounting Firm...      28
              Report of Independent Registered Public Accounting Firm...      29
              Consolidated Balance Sheet................................      30
              Consolidated Statements of Operations and Comprehensive
                 Loss...................................................      31
              Consolidated Statements of Stockholders' Deficit..........      32
              Consolidated Statements of Cash Flows.....................      33
              Notes to Consolidated Financial Statements................      34

Item 8.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................      53
Item 8A.      Controls and Procedures...................................      53
Item 8B.      Other Information.........................................      53


PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the
                 Exchange Act...........................................      53
Item 10.      Executive Compensation....................................      53
Item 11.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.............      53
Item 12.      Certain Relationships and Related Transactions............      53
Item 13.      Exhibits..................................................      54
Item 14.      Principal Accountant Fees and Services....................      54


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

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Brilliant Digital Entertainment, Inc. is a company which, through our Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network that allows us to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, we have created technologies for a private, or "closed" peer-to-peer network, which allows us to centrally control the distribution of a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). Our ability to control files distributed over our private network, as well as our use of widely available digital rights management (or DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevents the distribution of unauthorized files over our network and helps to protect against the unauthorized use of a digital file once it resides on an end user's computer. We commercialize Altnet by partnering with third party operators of web sites and other Internet applications to enable users of those web sites and applications to search for and download digital files available over the Altnet network. We also operate a payment processing "gateway" that enables computer users to purchase content distributed over our network.

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We have an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue. During 2003, we also derived revenue from the amortization of non-refundable advances we received in 2000 related to a software licensing and distribution agreement with e-New Media Company.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with The Excite Network, Inc., now owned by Ask Jeeves, Inc., we are paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with our

Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We recently announced an online advertising revenue-sharing fund that will be split with top independent labels including V-2, Artemis, Epitaph/Anti, Side One Dummy and Palm, Simmons/Latham, and Koch Media., all Altnet music licensors. These labels will share the revenue generated from advertising that appears in the user interface of popular Peer to Peer applications. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we will receive a fee from the fund.

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense payments as revenue on a monthly basis as earned. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the Kazaa Media Desktop (or KMD) software application. We receive a percentage of the gross revenue received by Sharman Networks for each transaction entered into based solely on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway. In the early part of February 2005, we stopped processing payments for Kazaa Plus for which we were receiving a payment processing fee.

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on our Altnet peer-to-peer network, and by promoting, distributing, and selling the content to end users which we access via our Internet affiliates. We may charge clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. We charge clients for content promotions on a cost per specified number of downloaded files. The amounts charged vary based on volume, the complexity of the campaign and the type of content promoted. We charge clients for content sales based on a revenue sharing basis where we receive an agreed upon percentage of the sales price for each transaction or a combination of revenue share and a cost per specified number of downloaded files.

         We are a Delaware corporation that was incorporated in July 1996. Our executive offices are located at 14011 Ventura Blvd., Suite 501, Sherman Oaks, California 91423, and our telephone number is (818) 386-2180. Information on our web sites, www.brilliantdigital.com and www.altnet.com, does not constitute part of this report.

SIGNIFICANT DEVELOPMENTS IN 2004

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

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TrueNames" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business.

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

         The peer-to-peer technology necessary to operate Altnet has been installed on tens of millions of computers worldwide, primarily through our technology bundle agreement with Sharman Networks, which distributes the very popular KMD file sharing application. Additional installations of our peer-to-peer technology are added with each new successive download of the KMD. We have been able to leverage our relationship with Sharman Networks to overcome a significant impediment to establishing a broadly distributed peer-to-peer network: the installation of the software necessary to connect peer computers to that network. Our distribution agreement with Grokster has increased the distribution of our peer-to-peer technology to users of that file sharing application.

THE ALTNET SERVICE

         We enter into agreements with owners and licensees of proprietary media content, such as music, movie clips, movie trailers, full-length movies, computer games, and software products. These agreements permit us to display their authorized files to end users of the Altnet application in response to the end user's search request. Pursuant to our agreements with distribution partners, such as Sharman Networks, MetaMachine, Grokster and The Excite Network, we offer our customers (the owners of media files) the ability to display their media files to users of the distribution partners' web sites and other Internet applications. We then facilitate the secure delivery of these files from the Altnet peer-to-peer network to these users upon request in accordance with the parameters set by the content owner, including, for instance, the price at which they want to sell their content if the content owner desires to offer its media files for sale. To protect the content owner's files against infringement, we "wrap" each file with DRM technology prior to making the file available to Altnet users. DRM technology controls how the end user can access and use the file once downloaded. We may charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to "play" the file the first time (after a file has been downloaded), and/or (iii) a negotiated percentage of the sale price of such file, to the extent the file is paid for by the end user.

         A significant feature of the Altnet service is its ability to communicate with the KMD technology, an existing graphical user interface to the Fasttrack peer-to-peer software application that is already installed on desktops worldwide. The KMD permits end users to exchange files with other KMD users over the

Fasttrack network. Millions of search requests each day are being made using the KMD by users worldwide. These search requests are sent to Altnet's TopSearch technology, and pursuant to our agreement with Sharman Networks, relevant Altnet search results are displayed in the KMD to end users in response to their search requests. Altnet files that are displayed in the KMD are differentiated by a gold icon next to the file name, as opposed to the bluish green icon which denotes a file available from a Fasttrack user. This allows end users of the KMD to search for and download digital files from users of the Fasttrack and Altnet peer-to-peer applications. The user experience of downloading a file from Altnet is substantially the same as the procedure of downloading a file from a Fasttrack user, with the following significant differences:

         o The Altnet files, denoted by the gold icon, are placed with Altnet and made available to users only with the express permission of the copyright owner or licensee pursuant to an agreement;

         o A user can usually download a file from Altnet faster than the user can download a file from a Fasstrack user (enabling Altnet to offer improved service to KMD users), because the Altnet application is more efficient and files are automatically downloaded from a fallback server if the files cannot be found on or accessed timely from the Altnet peer-to-peer network; and

         o Pursuant to our agreement with Sharman, Altnet files that match a user's search query will always be displayed in the top five positions within the search results page of the KMD and in every fifth position mingled among other matching files available from other KMD users.

STRATEGY

         We intend to continue to develop and deploy an Internet-based distribution platform for digital content, supporting payments, content licensing, and common carrier or "rent a system" distribution models. In order to become a distributor of content, we syndicate our TopSearch engine and Altnet Download Manager, which are used to search for and download Altnet files, to multiple web sites and Internet applications. We then market our distribution services to the owners of music, PC games, software, movies and other digital media content. Important components of our strategy include:

         o        Expanding   our   content   library   to   include   a   large
                  representation of a broad range of content categories to attract distribution partners and end users;

         o Establishing a user payment interface to facilitate the convenient purchase of digital content by our users;

         o Continuing to support multiple DRM systems to enable use of our network by a broad base of content owners and their technology partners;

         o Leveraging our search agreements with Sharman Networks, MetaMachine, Grokster and The Excite Network, which allow us to deliver Altnet files to millions of users, to attract content owners to Altnet; and

         o Exploring the viability of advertising from the Altnet Points Manager to fund the availability of selected, free content, primarily music, to end users. In exchange for watching advertising, users will be given free content, prizes and participation in drawings.

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

         o web sites with traffic seeking an easy way to manage content provisioning solutions; and

         o content oriented web sites with targeted traffic seeking to sell content.

         Using our Altnet Download Manager, our distribution partners are able to interface with the Altnet peer-to-peer network to make our catalogue of content available on their web sites and Internet applications, while taking advantage of the distributed bandwidth benefits afforded them through our Altnet peer-to-peer technology.

SALES AND MARKETING OF ALTNET SERVICES TO CONTENT OWNERS

         We market our Altnet service to owners and licensees of proprietary content, including music, videos and digital films, PC games, and software applications. Our sales and marketing strategy is to market our services to domestic and international content providers to build a content library that includes a large representation of a broad range of content categories. We offer our customers flexibility in how they promote and sell their content to consumers. Our Altnet service enables customers to control their marketing efforts at all times during the marketing campaign. Unlike competitors such as iTunes and Rhapsody, who operate as retailers of digital files, we serve as a distributor of our customers' content where our customers retain control over the retail function. This permits each of our customers to decide on the best manner in which to promote and sell their particular content to consumers.

         Our efforts to license content from the major musical recording and filmed entertainment companies has been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. In March 2004, Brilliant Digital Entertainment and certain of our subsidiaries and executives were joined as defendants in the Australian litigation against Sharman Networks. We have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. As a consequence, we have focused our efforts on other content providers, and have contracted with numerous companies for the distribution of their downloadable digital assets on the Altnet network. At December 31, 2004, we had contracts, either directly or through third party aggregators and distributors, to provide download services to more than 45 independent music labels, 15 video and film companies, 60 PC game developers and publishers, and 60 software developers and publishers, offering to consumers approximately 25,000 downloadable media files.

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

         o We offer the Altnet Loyalty Points Manager that recognizes the most active users with personalized and exclusive benefits;

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

         TOPSEARCH INDEX AND ALTNET BACK OFFICE. An integral component of the Altnet content distribution system is the TopSearch distributed index, which is responsible for directing an end user's search request to relevant Altnet files located on another Altnet network user's computer or on an Altnet content web server. An Altnet user searches for an Altnet file at a distribution partner's web site or Internet application. The TopSearch index locates a copy of the relevant Altnet file, and if selected, the file is downloaded to that user's computer. When the user opens the file, the associated digital rights management (or DRM) technology initiates a connection to the Altnet Back Office database where the transaction rules for that file, uniquely associated to that user's computer, are applied to the transaction. Within the Altnet Back Office, file transaction rules can be manipulated and monitored in real time to achieve optimal performance. Some file association rules include price point, graphics, special offers, subscriptions and other packaging options including the use of Altnet Peer Points to acquire a license to play the media content.

         PAYMENT PROCESSING. Users pay for Altnet files using our payment gateway, a licensed and internally developed micro-payment processing software application that allows for the individual sale of digital content at any price point. Currently, we only accept credit card payments, which are processed by AllCharge, Inc., a subsidiary of NewGenPay, Inc., a third party payment processing company. After deducting its processing and other fees, AllCharge remits the adjusted revenue to us. From this amount, we pay any previously negotiated fees to the content owner and to the distribution partner whose web site or Internet application was used to search for and obtain the digital file. In the future, we may expand our payment gateway to offer users alternative payment methods, including charging for downloaded files directly to a user's telephone bill, pre-paid phone card, pre-paid gift card or private-label debit card.

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

         There are many peer-to-peer file sharing companies in existence, including Sharman Networks, iMesh, Grokster, eDonkey, Lime Wire, Streamcast Networks and Bear Share. The application software necessary to "log onto" each of these networks is typically available for free and can usually be downloaded from www.download.com. Once an end user has downloaded one of these applications, they are then able to exchange files with other users of the same application. The files, which are exchanged amongst users of these applications, are typically provided by the end users free of charge to other users. These public or "free" file sharing applications are very popular among computer users, and whilst we partner with file-sharing application providers, we also directly compete with the digital media files made available for free by many of the users of these file sharing applications.

         Additionally, there are numerous companies that offer media files for sale from a central server. Over the past two years, there has been a significant increase in the number of companies offering music files for sale. We expect that trend to level off in 2005. Some of the more popular sites that make music files available for sale are iTunes, Napster, Yahoo! MusicMatch and RealNetwork's Rhapsody. Other companies selling music downloads include BuyMusic.com, Liquid Audio, and CNET's MP3.com. These businesses offer a combination of monthly subscriptions, payments per download or a combination of both. Aside from the music business, numerous sites are available on the Internet to users who wish to download movies. These include Movielink.com and CinemaNow.com. Typically movie files are sold on an ala-carte basis at a pre-set price. Also, many of the large Internet portal sites such as Yahoo! and many of the large brick-and-mortar retail distributors of media, such as Wal-Mart and Best Buy, now offer for sale music and movie files online.

         In addition, Loudeye Corporation, Liquid Digital Media and FullAudio offer content distribution systems, which securely distribute digital audio, video, and data files. All of these entities, either directly or indirectly compete with Altnet, and all have financial and other resources significantly greater than what currently is available to Altnet.

         Further, the major recording labels and movie studios utilize the services of large scale computer network operators whose primary businesses are designed to spoof, interdict and track the transfer of files between users of the popular file sharing applications. In many cases, these companies plan to deploy DRM files to users of these applications. These DRM files would directly compete with the distribution and sale of Altnet files.

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

         o        willingness of consumers to pay for content;

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

         o the technical viability of the commercially available micro-payment processing software we employ to process payments for the individual sale of content over the Altnet network; and

         o our ability to withstand the financial costs of litigation and the distractions to management arising from these actions.

RESEARCH AND DEVELOPMENT

         In fiscal years 2004 and 2003, we spent $473,000 and $394,000, respectively, on research and development.

         Presently, our research and development efforts are principally focused on the following tasks:

         o Developing technology pursuant to our initiatives in the peer-to-peer market, through Altnet;

         o Developing web service interfaces to media partners, payment processor partners and points redemption partners to allow Altnet's servers to communicate with our partner's servers to provide integrated billing, customer relations management, and reporting services;

         o Developing innovative new payment systems, allowing the widest possible audience to be able to purchase Altnet content online, even if they do not have credit cards;

         o Developing the Altnet Points Manager, which allows users to earn, view and redeem points for sharing Altnet files via the P2P network;

         o Working with major advertising, media and software companies to make Altnet a key player in the rapidly growing digital content delivery space;

         o Developing technology to improve delivery speed, and reduce delivery costs, of digital content over the Internet; and

         o Developing a scalable content distribution and reporting platform with multi-partner, multi-user login capability.

         We may determine to alter the course and scope of our research and development efforts and to abandon any one or more of these projects. As is the case with most research and development efforts, there can be no assurance that our research will prove to be successful or result in commercially viable developments.

EMPLOYEES

         At December 31, 2004, we had 14 full-time employees, of which 4 were engaged in research and development, 2 in production, 5 in general administration and finance and 3 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of 6 independent consultants, 4 in software development, 1 in an administrative role and 1 in sales and marketing pursuant to contractual relationships. Seven employees, including the Vice President of Business Development are based in Sherman Oaks, California. Seven employees, including the Chief Executive Officer and Chief Technical Officer operate out of a facility located in Sydney, Australia.

ITEM 2.       DESCRIPTION OF PROPERTIES

         Our corporate offices are located in Sherman Oaks, California. In October 2004, we negotiated a one-year lease, with annual lease payments of approximately $24,000.

         Our research and development is conducted in Australia, and our Chief Executive Officer resides there. In Australia, we entered into a two-year lease in February 2003 with annual lease payments of approximately $42,000 and are now leasing the premises on a month to month basis while we explore the possibility of leasing alternative premises.

ITEM 3.       LEGAL PROCEEDINGS

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. A decision in this matter is expected during the second quarter of 2005.

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TrueNames" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business. We are seeking damages, recovery of costs and interest, and an order barring the defendants in this action from further breach of the "TrueNames" patent.

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         During 2003, our common stock traded on the American Stock Exchange under the symbol "BDE." On February 25, 2004, our common stock ceased trading on the American Stock Exchange because we failed to meet the exchange's continued listing requirements. On February 25, 2004, our common stock began to be quoted on the Over the Counter Bulletin Board (OTCBB), with a new stock symbol of "BDEI". The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange or the OTCBB:

                                                        HIGH         LOW
                                                      --------    --------
         YEAR ENDED DECEMBER 31, 2004
              First Quarter ...................       $   0.38    $   0.10
              Second Quarter ..................           0.15        0.07
              Third Quarter ...................           0.16        0.09
              Fourth Quarter ..................           0.12        0.04

         YEAR ENDED DECEMBER 31, 2003
              First Quarter ...................       $   0.23    $   0.13
              Second Quarter ..................           0.78        0.15
              Third Quarter ...................           0.67        0.35
              Fourth Quarter ..................           0.69        0.31

         The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of registered market makers that enter quotes and trade reports through a computer network.

         On March 8, 2005, the closing sales price of the Common Stock as reported on the OTCBB was $0.06 per share. As of March 8, 2005, there were 240 holders of record of our Common Stock.

DIVIDENDS

         We have never paid any dividends on our Common Stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Brilliant Digital Entertainment, Inc. for the years ended December 31, 2004 and December 31, 2003. The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

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

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We increased our ownership of Altnet from 51% to the present 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. We also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock. Prior to these transactions, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with The Excite Network, Inc., now owned by Ask Jeeves, Inc., we are paid a non-refundable bounty for the installation of each Excite My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We recently announced an online advertising revenue-sharing fund that will be split with top independent labels including V-2, Artemis, Epitaph/Anti, Side One Dummy and Palm, Simmons/Latham, and Koch Media., all Altnet music licensors. These labels will share the revenue generated from advertising that appears in the user interface of popular Peer to Peer applications. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we will receive a fee from the fund.

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense revenue on a monthly basis as earned. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the Kazaa Media Desktop (or KMD) software application. We receive a percentage of the gross revenue received by Sharman Networks for each transaction entered into based solely on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway. In the early part of February 2005, we stopped processing payments for Kazaa Plus for which we were receiving a payment processing fee.

         Digital content revenues are derived from processing digital media content (music, PC games, software, movies) for placement on our Altnet peer-to-peer network, and by promoting, distributing, and selling the content to end users which we access via our Internet affiliates. We may charge clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. We charge clients for content promotions on a cost per specified number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. We charge clients for content sales based on a revenue sharing basis where we receive an agreed upon percentage of the sales price for each transaction or a combination of revenue share and a cost per specified number of downloaded files.

RECENT DEVELOPMENTS AND KEY FACTORS AFFECTING OUR BUSINESS

         Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful and we continue to face numerous challenges. In 2004 we saw an increase in the total number of My Search toolbar installations which, in conjunction with reporting a full year worth of search related revenue from The Excite Network, accounted for the majority of our revenue gains year over year. However, the number of installations is declining on a monthly basis, as a result of a decline in the number of KMD users, and will likely result in a drop in search related revenue in 2005. The key factors affecting our future success include our ability to license large content libraries and our ability to expand our distribution network to an ever larger audience for our services.

         Our revenues increased 55% from $5,655,000 for the year ended December 31, 2003 to $8,775,000 for the year ended December 31, 2004. The increase is primarily the result of search related and patent sublicensing revenue. We expect these two components of revenue to comprise a significant portion of our total revenues for 2005. Our agreement with The Excite Network expires in July 2005. If we are unable to renew our agreement with The Excite Network or enter into a new agreement with another party, our search related revenues for 2005 will be substantially lower than in 2004. Our patent sublicensing agreement with Sharman Networks provides for a fixed monthly fee and therefore will not fluctuate in 2005.

         We expect to devote a substantial portion of our resources in 2005 to further our efforts in the area of content licensing. In 2004, we were able to successfully market music, games and other software applications to consumers, and we expect to increase the amount of content available to consumers in 2005. Our business is dependent upon the successful licensing of large entertainment content libraries from the independent and major musical recording and filmed entertainment companies around the world. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us in the Federal Court of Australia for activities relating to our business dealings with Sharman Networks. There can be no assurance that we will be granted such licenses at any time in the future.

         In 2004, we saw a significant decrease in the number of active users of the KMD, and correspondingly the number of consumers to whom we can market our content. In addition to the distribution partners that we added in 2003, including The Excite Network, Inc., developer of the My Search toolbar, MetaMachine, Inc., developer of leading peer-to-peer networks Overnet and eDonkey 2000, we also added Grokster, Ltd., developer of leading peer-to-peer network Grokster, during early 2004. These added distribution partners were not able to offset the decrease in users to the Altnet network in 2005 as a result of the decline in KMD users.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims could require a significant use of cash during 2004 and beyond. A decision in this matter is expected during the second quarter of 2005.

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TrueNames" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business. The defendants in the lawsuit are attempting to invalidate the patent. If they are successful, we will no longer generate revenues from our sublicense of the "TrueNames" patent.

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, we have suffered recurring operating losses and at December 31, 2004, had negative working capital of approximately $5,449,000 (excluding non-cash prepaid expense of $2,660,000 related to the issuance of warrants) and a stockholders' deficit of approximately $1,985,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2005, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program. The report of our Independent Registered Public Accounting Firm for the December 31, 2004 financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         o Our ability to either pay or restructure our secured debt and unsecured trade payables;

         o Our ability to renew the Excite agreement on similar terms to the existing agreement; and

         o        Our ability to fund litigation in which Altnet is involved.

         We intend to continue to aggressively pursue content acquisition with both the major and smaller independent musical recording and filmed entertainment companies in order to address our content needs and to increase revenue from the distribution of content.

         In order to reduce our reliance on a single large distribution partner, we will continue to pursue other distribution outlets for our products including peer-to-peer application providers seeking to commercialize their applications, web sites with traffic seeking an easy way to manage content provisioning solutions and content oriented web sites with targeted traffic seeking to sell content.

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At December 31, 2004, we were indebted to our secured note holders in the amount of $4,033,000, and our trade payables, including related parties, were $4,024,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

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

         Under SEC Staff Accounting Bulletin No. 101 (SAB 104) and AICPA Statement of Position 97-2 (SOP 97-2), we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. We do not have material exposure to any single customer or group of customers at this time. At December 31, 2004, we had a reserve of $127,000 to cover a few customers from whom collectibility is uncertain.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 55% from $5,655,000 for the year ended December 31, 2003 to $8,775,000 for the year ended December 31, 2004. Revenues by groups of similar service were as follows:

               REVENUES                    2003          2004       NET CHANGE
------------------------------------    ----------    ----------    ----------
Marketing services .................    $2,926,000    $6,218,000           113%
Licensing and other services .......    $1,758,000    $2,068,000            18%
Distribution and technology ........    $  459,000          --            (100%)
revenue from related party
Digital content ....................    $  512,000    $  489,000            (5%)

                                        ----------    ----------    ----------
Total Revenue ......................    $5,655,000    $8,775,000            55%
                                        ==========    ==========    ==========

         Marketing services revenue increased in 2004 to $6,218,000 from $2,926,000 in 2003, primarily as a result of revenue earned from our agreement with The Excite Network, Inc. which was entered into in April 2003. Licensing and other services revenues increased in 2004 to $2,068,000 from $1,758,000 in 2003, due primarily to increased patent sublicense revenue. Digital content revenue decreased from $512,000 in 2003 to $489,000 in 2004 as a result of the decrease in the sale of digital content, primarily PC games, over Altnet's peer-to-peer network. Distribution and technology revenue from a related party earned through June 2003 was $459,000, as we fulfilled all of our obligations under our contract with e-New Media Company during 2003.

         Our agreement with The Excite Network expires in July 2005. If we are unable to renew our agreement with The Excite Network or enter into a new agreement with another party, our search related revenues for 2005 will be substantially lower than in 2004.

         COST OF REVENUES. Cost of revenues increased from $755,000 for the year ended December 31, 2003 to $1,155,000 for the year ended December 31, 2004. This represents an increase of $400,000, or 53%, which is primarily due to a $683,000 increase in the costs associated with the operation of our payment gateway services for twelve months during 2004 versus six months during 2003, offset by a $231,000 decrease in royalty payments for licensed technology and a $52,000 decrease in bandwidth costs.

         SALES AND MARKETING. Sales and marketing expenses decreased from $1,211,000 for the year ended December 31, 2003 to $1,190,000 for the year ended December 31, 2004. This decrease of $21,000 in 2004 was the net result of a $270,000 decrease on promotional costs associated with the Altnet network, offset by a $249,000 increase in commissions paid for securing new business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses decreased $666,000, or 11%, from $6,085,000 for the year ended December 31, 2003 to $5,419,000 for the year ended December 31, 2004. This decrease is largely attributable to a decrease of $1,147,000 in non-cash warrant expense during 2004. As a result of the FAS 144 conducted in 2003, the value of the deferred assets related to our agreements with Sharman Networks, and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman (discussed below) were determined to be impaired and were written off in 2003. Thus, during 2004, there was no warrant amortization expense related to these deferred assets.

         Under the terms of our Joint Enterprise Agreement with Sharman Networks, we issued warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of these warrants determined at the date of grant was $2,951,000 based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. We reflected the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet and amortized the license rights over three years, the life of the agreement. We recognized $574,000 of warrant expense in 2003 and none in 2004.

         Under the terms of our Patent License Agreement with Kinetech, we issued to Kinetech warrants to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, we modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants in exchange for additional consulting services. As a result of the accelerated vesting and the fact that we now recognize revenue on a monthly basis from sub-licensing the TruNames patent, we determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of our common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,095,631 which is being amortized over the remaining useful life of the patent license agreement, or 3 years. We recorded $698,000 and $349,000 of amortization expense related to this patent during the years ended December 31, 2004 and 2003, respectively.

         Under the terms of our Representation Agreement with Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman, a legal consultant, we issued warrants to purchase up to 5,000,000 shares of our common stock at an exercise price equal to $0.54 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant was $1,319,000 based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of our common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was being amortized over the life of the agreement, or 12 months. During the year ended December 31, 2003, we recorded $550,000 of amortization expense related to this agreement.

         During 2004 we increased our efforts to support our Altnet business, which resulted in increases in payroll expense of $422,000. In addition legal expense increased by $331,000. These were offset by decreases in consulting and insurance costs.

         In late 2004 and early 2005, we began the process of reducing personnel in the US office in an attempt to reduce our operating costs. This included the termination of three employees, with an additional three employees continuing to work on a part time consultancy basis with reduced hours. We will continue to evaluate our needs in this area and expect that additional reductions may occur.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs increased from $394,000 for the year ended December 31, 2003 to $473,000 for the year ended December 31, 2004. This increase was related to costs associated with the ongoing development of the Alnet network.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of property and equipment such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These property and equipment are depreciated over their estimated useful lives (up to five years) using the straight-line method. In 2003, amortization expense pertains to the amortization of purchased technology related to our acquisition of an additional ownership interest in Altnet, Inc. from Joltid, Ltd. , as well as the amortization of license rights associated with agreements signed in previous years. There was no amortization expense during 2004. Depreciation expense was $37,000 for both years ended December 31, 2004 and 2003.

         LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation we capitalized and reflected on our balance sheet as assets the following; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid , License Rights associated with the PeerEnabler license from Joltid, the Joint Enterprise Agreement signed with Sharman Networks, and Deferred Marketing Expense associated with the Representation Agreement with Ziffren. As a result of the independent evaluation of these assets, we recorded a significant impairment charge of $5,709,000 during 2003 as follows:

         License Rights.....................      $ (3,277,000)
         Purchased Technology...............        (1,484,000)
         Deferred Marketing Expense.........          (948,000)
                                                  ------------
            Total...........................      $ (5,709,000)
                                                  ============

         OTHER INCOME AND EXPENSE. Other income and (expense) were as follows:

                                             2003              2004
                                         -----------       -----------
         Other income .............      $ 2,097,000       $    (8,000)
         Interest income ..........           10,000             7,000
         Interest expense .........       (2,687,000)       (5,283,000)
                                         -----------       -----------
            Total .................      $  (580,000)      $(5,284,000)
                                         ===========       ===========

         Other expense increased from a net expense of $580,000 for the year ended December 31, 2003 to a net expense of $5,284,000 for the year ended December 31, 2004. The increase from 2003 to 2004 of $4,704,000 was primarily due to the recognition of $2,097,000 of deferred revenues, in 2003, under the agreement with e-New Media. As part of this agreement, we received advances of $2,500,000 that we were recognizing over six years, which is the term of the agreement. In June 2003, we determined that we had met all of our obligations under the agreement with e-New Media, and recognized the remaining balance of the deferred revenue relating to this agreement as Other Income. In addition, there was a $2,596,000 increase in interest expense during 2004 due to the amortization of non-cash warrant expense related to the extensions of the secured indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, our cash and cash equivalents were approximately $313,000, a decrease of $567,000 as compared to December 31, 2003. As of December 31, 2004 we had a working capital deficit of $5,449,000. Prepaid expense of $2,660,000, a non-cash account related to the issuance of warrants, was excluded in the computation of working capital. Included in this working capital deficit are accounts payable of $2,049,000 which are over 90 days past due.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding. There can be no assurance, however, that with any additional financing, higher cash flows will be generated by operations.

         CASH FLOW

         Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2004 and 2003 are summarized in the following table:

         ACTIVITY:                              2003            2004
         ------------------------------      ---------       ---------

         Continuing Operations ........      $ 820,000       $(378,000)
         Investing ....................        (86,000)        (40,000)
         Financing ....................        (60,000)       (232,000)

         During the twelve months ended December 31, 2004, we had a net decrease in cash of $567,000. The net cash used in operating activities of $378,000 was primarily the net result of additional payments of accounts payable, offset by $5,331,000 of non-cash expenses related to the amortization of warrants.

         We expect a significant use of cash during the 2005 fiscal year as we continue to develop the business opportunity for Altnet, Inc. We are not generating sufficient cash flow to meet our monthly obligations and pay our existing current liabilities and secured debt which is due in September 2005. We are working with our secured debt holders and unsecured creditors to restructure our obligations, but there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures in September 2005, pay our trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         During 2004, 69% of our revenue and a substantial majority of our cash flow was generated under our agreement with The Excite Network, Inc. relating to its My Search toolbar. In 2005, we expect the number of installations of the My Search toolbar to continue to decline on a monthly basis, as a result of a decline in the number of Kazaa Media Desktop users, which will likely result in a drop in search related revenue and resulting cash in 2005. Additionally, our agreement with The Excite Network expires in July 2005. If we are unable to renew our agreement with The Excite Network or enter into a new bundling agreement with another party, our cash from continuing operations in 2005 will be substantially lower than in 2004.

         We have incurred expenses in 2004, and expect this to continue in 2005, as a result of our filing in September 2004, through our subsidiary Altnet, of a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TrueNames" patent which we license from Kinetech, Inc.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                              ------------------------------------------------------------------
                                           Less than        1-3           4-5          After
  Contractual Obligations        Total       1 Year        Years         Years        5 Years
                              ----------   ----------   ----------   ------------   ------------
Secured notes payable .....   $4,033,000   $4,033,000   $     --     $       --     $       --
Minimum royalty payments ..      570,000      360,000      210,000           --             --
Operating lease commitments       25,000       25,000         --             --             --
                              ----------   ----------   ----------   ------------   ------------
Total .....................   $4,628,000   $4,418,000   $  210,000   $       --     $       --
                              ==========   ==========   ==========   ============   ============

         At December 31, 2004, we were indebted to our secured debt holders in the amount of $4,033,000. This indebtedness is convertible by the holders into our common stock at price $0.07 per share, for a total 57,614,286 shares of our common stock at December 31, 2004. In connection with this financing, the note holders received warrants to purchase up to 73,787,613 shares of our common stock at an exercise price of $0.07 per share.

         In connection with the extension of the maturity date of our senior secured notes, we agreed to make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $600,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

RELATED PARTY TRANSACTIONS

         In June 2004, we entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and Detershan Pty. Ltd. Big Seven is owned by Michael Toibb, the son of Harris Toibb, our largest secured creditor and stockholder. Under the terms of the agreement, we agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance of 6,666,667 shares of our common stock or, in lieu of such issuance, the payment of $0.15 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to our acquisition of Mr. Toibb's ownership interest in Big Seven, we agreed to operate Big Seven's business, wherein we are responsible for all of Big Seven's liabilities and are entitled to retain all of its revenues. We also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until we consummate our acquisition of Big Seven. We also agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from our operation of Big Seven. As of the date of this Report, no losses, damages or expenses have been incurred in connection with our operation of Big Seven giving rise to any indemnification obligation to Mr. Toibb.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The adoption of FIN No. 45 did not have any material effect on the Company's consolidated financial position, results of operations or liquidity.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement amends SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 had no material effect on the Company's consolidated financial position or results of operation for the year ended December 31, 2004.

         In December 2004, the FASB issued SFAS No. 123 (revised), ACCOUNTING FOR STOCK BASED COMPENSATION, which supersedes Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company currently applies APB Opinion No. 25 in accounting for its stock based compensation (options). We are currently evaluating what effects the adoption of this pronouncement will have on our results of operations and financial position.

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

RISKS RELATED TO OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2004, our cash balance was approximately $313,000 and we had a working capital deficit of $5,449,000, excluding a non-cash prepaid expense, related to the issuance of warrants. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a comprehensive loss of $4,701,000 for the twelve months ended December 31, 2004. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2004 we had an accumulated deficit of $75,200,000. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to the development of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS

         At December 31, 2004, we had outstanding $4,033,000 of senior secured indebtedness which is evidenced by convertible promissory notes due September 26, 2005, which indebtedness is convertible by the note holders into shares of our common stock at a price of $0.07 per share. The conversion of the promissory notes would increase the number of shares outstanding and result in dilution to our other stockholders.

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

         The table below sets forth the number of shares of our common stock that could be acquired by the holders upon conversion of the principal amount and accrued interest of promissory notes, and the percentages of our outstanding common stock that the shares issued upon conversion would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2005, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.06 on March 29, 2005, and on assumed closing share prices of $0.045, $0.03 and $0.015, which prices represent a 25%, 50% and 75% decline, respectively, in our March 29, 2005 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes. The percentages are also based on 42,857,153 shares of our common stock outstanding on March 29, 2005.

PERCENTAGE DECLINE IN                                              PERCENTAGE OF
   MARCH 29, 2005              ASSUMED            SHARES OF          OUTSTANDING
    CLOSING PRICE           CLOSING PRICE       COMMON STOCK       COMMON STOCK
---------------------       -------------       ------------       -------------
         --                     $0.06             71,298,955            62.5%
         25%                    $0.045            95,065,274            68.9%
         50%                    $0.03            142,597,911            76.9%
         75%                    $0.015           285,195,821            86.9%

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

         The following table illustrates as of March 29, 2005, the number of shares issued and outstanding as, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                  PERCENTAGE OF
                                                   SHARES OF      FULLY DILUTED
SECURITY                                          COMMON STOCK       SHARES
--------------------------------------------      ------------    -------------

Outstanding Common Stock....................        42,857,153       33.2%
Secured Convertible Promissory Notes,
  with accrued interest.....................        61,113,390       47.3%
Outstanding Warrants(1).....................              --           --
Outstanding Options.........................        25,142,976       19.5%
                                                  ------------    -------------
  Fully Diluted Shares of Common Stock(2)...       129,113,519        100%
----------
(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants LESS (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on March 29, 2005, which was $0.06.
(2) This number excludes (i) 8,305,799 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at March 29, 2005, and (ii) 112,736,145 shares underlying warrants that have exercise prices ranging from $0.07 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of March 29, 2005, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                  PERCENTAGE OF
                                                   SHARES OF      FULLY DILUTED
SECURITY                                          COMMON STOCK       SHARES
--------------------------------------------      ------------    -------------

Outstanding Common Stock....................        42,857,153         17.7%
Secured Convertible Promissory Notes,
  with accrued interest.....................        61,113,390         25.3%
Outstanding Warrants........................       112,736,145         46.6%
Outstanding Options.........................        25,142,976         10.4%
                                                  ------------    --------------
  Fully Diluted Shares of Common Stock......       241,849,664        100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will be in default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $4,033,000 at December 31, 2004. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets we pledged as collateral to secure repayment of the debt.

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

         o        short sales and hedging of our common stock; and

         o        adverse legal rulings.

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

         IF OUR STOCK DOES NOT SUSTAIN A SIGNIFICANT TRADING VOLUME, STOCKHOLDERS MAY BE UNABLE TO SELL LARGE POSITIONS IN OUR COMMON STOCK. In the past, our common stock has not experienced significant trading volume on a consistent basis and has not been actively followed by stock market analysts. The average trading volume in our common stock may not increase or sustain its current levels. As a result, we cannot be certain that an adequate trading market will exist to permit stockholders to sell large positions of our common stock.

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

         o our ability to operate and expand our Altnet peer-to-peer business;

         o        our ability to fund our legal fees; and

         o        our ability to renew our Excite agreement on favorable terms.

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

         WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our ability to issue up to 1,000,000 shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making third parties less able to acquire us by offering to purchase shares of our stock at a premium to its market price. Our Board of Directors can issue up to 1,000,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our existing stockholders. Our Board of Directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

RISKS RELATED TO OUR BUSINESS

         WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM OUR AGREEMENT WITH THE EXCITE NETWORK, INC., WHICH AGREEMENT EXPIRES IN JULY 2005. Our Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. expires in July 2005. We recognized installation bounties and search revenues related to this agreement, totaling $6,076,000 and $2,466,000 in 2004 and 2003, respectively, representing 69% and 44% of our total revenues during such periods. If we are unable to renew our agreement with The Excite Network or enter into a new agreement with another party upon substantially the same or better terms, our revenues and cash flows from operations for 2005 will be substantially lower than in 2004.

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

         ALTNET'S MICRO-PAYMENT PROCESSING SYSTEM IS RELIANT UPON THE TECHNOLOGY AND SYSTEMS OF THIRD PARTY VENDORS THAT PROVIDE THEIR SERVICES TO ALTNET. We use the technology and services of third parties to process payment for the individual sale of digital content over our Altnet peer-to-peer system. NewGenPay Inc. currently provides payment processing technology and services to us. The ability to process payment for individual sales at price points well below $1.00 (better known as micro payments) is integral to our ability to commercialize the secure distribution and sale of our customers' digital content to millions of users. Our ability to commercialize Altnet could be adversely affected if we do not maintain our relationships with the vendors that provide these services on our behalf. Additionally, a disruption in these vendors' services, problems with their technology, or any other matters that interfere with their provision of services to us could disrupt our ability to collect fees for the digital content we distribute, which would have a material adverse affect on our operations and our relationship with our customers.

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN NETWORKS COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman Networks for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the Kazaa Media Desktop in response to end user search requests. Additionally, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman Networks, as a result of our efforts. We also receive a monthly license fee from Sharman networks in connection with our sub-licensing of the TrueNames patent to them. If we do not maintain our strategic relationship with Sharman Networks, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' Kazaa Media Desktop. We rely on computer users' demand for the Kazaa Media Desktop to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman Networks, Altnet distributes and sell digital files to users of the Kazaa Media Desktop. Our business, results of operations and financial condition could be adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would adversely impact (1) the future distribution of our Altnet software, and (2) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the twelve months ended December 31, 2003, we generated approximately 90.9% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN NETWORKS LIMITED. In March 2004, in the Federal
Court of  Australia,  New  South  Wales  District  Registry,  Brilliant  Digital
Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims would be costly, and an adverse outcome may result in significant monetary damages or injunctive relief against us, all of which would have a material adverse impact on our financial position and results of operations. A decision in this matter is expected during the second quarter of 2005.

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

ITEM 7.       FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm..................     28

Report of Independent Registered Public Accounting Firm..................     29

Consolidated Balance Sheet as of December 31, 2004.......................     30

Consolidated Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2003 and 2004.......................     31

Consolidated Statements of Stockholders' Deficit
    for the years ended December 31, 2003 and 2004.......................     32

Consolidated Statements of Cash Flows
    for the years ended December 31, 2003 and 2004.......................     33

Notes to Consolidated Financial Statements...............................     34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.
Sherman Oaks, California


         We have audited the accompanying consolidated balance sheet of Brilliant Digital Entertainment, Inc. as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred comprehensive loss of $4,701,000 for the year ended December 31, 2004 and at this date, the Company had a working capital deficiency of $5,449,000 (excluding noncash prepaid interest of $2,660,000 related to the issuance of warrants)and stockholders' deficit of $1,985,000. These matters give rise to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vasquez & Company LLP
-------------------------

Los Angeles, California
February 18, 2005

         REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Brilliant Digital Entertainment, Inc.
Sherman Oaks, California


         We have audited the consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows of Brilliant Digital Entertainment, Inc. (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ BDO Seidman, LLP
--------------------

Los Angeles, California
February 27, 2004

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                    DECEMBER 31,
                                                                       2004
                                                                   ------------
ASSETS
Current assets:
     Cash and cash equivalents ..............................      $        313
     Restricted cash ........................................                75
     Accounts receivable, net of allowance for doubtful
         accounts of $127 ...................................             1,920
     Prepaid interest .......................................             2,660
     Other assets, net ......................................               122
                                                                   ------------
Total current assets ........................................             5,090
Property and equipment, net .................................               108
License rights ..............................................             1,048
                                                                   ------------
Total assets ................................................      $      6,246
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable .......................................      $        639
     Accrued expenses related parties .......................             2,159
     Accrued expenses .......................................               656
     Guaranteed Minimum Payments, related party .............               360
     Deferred revenue .......................................                32
     Capital financing, including accrued interest ..........             4,033
                                                                   ------------
Total current liabilities ...................................             7,879
Guaranteed Minimum Payments, related party ..................               210
Other long-term liabilities .................................               142
                                                                   ------------
Total liabilities ...........................................             8,231
Commitments and contingencies ...............................              --
Stockholders' deficit:

     Preferred Stock ($0.001 par value; 1,000,000 shares
         authorized; no shares issued or outstanding) .......              --
     Common Stock ($0.001 par value; 350,000,000 shares
         authorized; 41,916,610 shares issued and
         outstanding) .......................................                47
     Additional paid-in capital .............................            73,125
     Accumulated deficit ....................................           (75,228)
     Unrealized gain on marketable securities and
         foreign exchange transactions ......................                71
                                                                   ------------
Total stockholders' deficit .................................            (1,985)
                                                                   ------------
Total liabilities and stockholders' deficit .................      $      6,246
                                                                   ============

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            2003         2004
                                                          --------     --------
Revenues:
   Marketing services ................................    $  2,926     $  6,218
   Licensing and other services ......................       1,758        2,068
   Distribution and technology from related party ....         459         --
   Digital content ...................................         512          489
                                                          --------     --------
       Total revenues ................................       5,655        8,775

Costs and expenses:
   Costs of revenues .................................         755        1,155
   Sales and marketing ...............................       1,211        1,190
   General and administrative ........................       6,085        5,419
   Research and development ..........................         394          473
   Depreciation and amortization .....................         439           38
   Loss on impairment of long lived assets ...........       5,709         --
                                                          --------     --------
       Total operating expenses ......................      14,593        8,275
                                                          --------     --------
Income (loss) from operations ........................      (8,938)         500
Other income (expense):
   Other income ......................................       2,097           (8)
   Interest income ...................................          10            7
   Interest expense ..................................      (2,687)      (5,283)
                                                          --------     --------
       Total other income (expense) ..................        (580)      (5,284)
                                                          --------     --------
Loss from continuing operations ......................      (9,518)      (4,784)

                                                          --------     --------
Net loss .............................................      (9,518)      (4,784)
Other comprehensive income (loss):
    Unrealized gain from marketable securities .......          33         --
    Foreign currency translation adjustment ..........         (32)          83
                                                          --------     --------
Comprehensive loss ...................................    $ (9,517)    $ (4,701)
                                                          ========     ========

Basic and diluted continuing operations ..............    $  (0.26)    $  (0.13)
Basic and diluted net loss per share .................    $  (0.26)    $  (0.13)
                                                          --------     --------

Weighted average number of shares used in
     computing basic and diluted net loss
     per share .......................................      37,218       38,057
                                                          ========     ========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                                                                           UNREALIZED
                                                                                            GAIN ON
                                                                                           MARKETABLE
                                            COMMON STOCK                                   SECURITIES
                                      -----------------------   ADDITIONAL                AND FOREIGN
                                        NO. OF                   PAID-IN     ACCUMULATED    EXCHANGE
                                        SHARES       AMOUNT      CAPITAL       DEFICIT    TRANSACTIONS      TOTAL
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2002 ......   32,114,978   $       32   $   55,231   $  (60,926)   $      (13)   $   (5,676)
    Issuance of warrants for
    services ......................        1,583         --          1,583
    Exercise of warrants for
    common stock ..................      477,132         --           --           --            --            --
    Issuance of warrants for
       patent right ...............         --           --          5,046         --            --           5,046
    Issuance of common stock for
    investment in subsidiary ......    7,000,000           12        1,470         --            --           1,482
    Issuance of common stock for
    rights to purchase remaining
    shares of subsidiary ..........    1,000,000            2          210         --            --             212
    Warrants issued in conjunction
    with debt .....................         --           --            924         --            --             924
    Conversion of deferred
    compensation ..................         --           --          1,143         --            --           1,143
    Stock option exercise .........    1,218,500            1          208         --            --             209
    Unrealized gain on marketable
    securities ....................         --           --           --           --              33            33
    Foreign exchange translation ..         --           --           --           --             (32)          (32)
    Net loss ......................         --           --           --         (9,518)         --          (9,518)
                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2003 ......   41,810,610           47       65,815      (70,444)          (12)       (4,594)
                                                                                                         ----------
    Warrants issued in
    conjunction with debt .........         --           --          7,291         --            --           7,291
    Stock option exercise .........      106,000         --             19         --            --              19
    Foreign exchange translation ..         --           --           --           --              83            83
     Net loss .....................         --           --           --         (4,784)         --          (4,784)

BALANCE AT DECEMBER 31, 2004 ......   41,916,610   $       47   $   73,125   $  (75,228)   $       71    $   (1,985)

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                               2003       2004
                                                             -------    -------
OPERATING ACTIVITIES
Net loss .................................................   $(9,518)   $(4,784)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and other amortization ................       439         37
      Accrued interest expense on convertible debt
        and capital financing ............................     2,350        251
      Warrant amortization related to agreements .........       864       --
      Warrant amortization related to promissory notes ...       356       --
      Warrant amortization related to purchase of
        license rights ...................................       923        699
      Amortization of prepaid interest ...................      --        4,632
      Impairment loss on long lived assets ...............     5,709       --

      Changes in operating assets and liabilities:
        Accounts receivable ..............................    (1,518)       202
        Other assets .....................................       131        265
        Accounts payable and accruals ....................     3,586     (1,365)
        Deferred revenue .................................    (2,412)      (111)
        Notes receivable .................................      (126)       126
        Other long-term liabilities ......................        36       (330)
                                                             -------    -------
Net cash provided by (used in) continuing activities .....       820       (378)
                                                             -------    -------
Net cash provided by (used in) operating activities ......       820       (378)

INVESTING ACTIVITIES
Purchases of equipment ...................................       (86)       (40)
                                                             -------    -------
Net cash used in investing activities ....................       (86)       (40)

FINANCING ACTIVITIES
Proceeds from issuance of shares .........................        15         18
Restricted cash ..........................................       (75)      --
Proceeds from capital financing ..........................      --         --
Repayments of notes ......................................      --         (250)
                                                             -------    -------
Net cash (used in) financing activities ..................       (60)      (232)
NET INCREASE(DECREASE) IN CASH AND
    CASH EQUIVALENTS .....................................       674       (650)

Translation adjustments ..................................       (30)        83
Cash and cash equivalents at beginning of period .........       236        880
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $   880    $   313
                                                             -------    -------

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
      Interest ...........................................   $    10    $    50
                                                             -------    -------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

         Certain items in the prior year have been reclassified to follow the Company's current reporting practices. Additionally, all intercompany activity has been eliminated.

1.       DESCRIPTION OF BUSINESS

         Brilliant Digital Entertainment, Inc. is a company which, through the Altnet, Inc. subsidiary, operates a peer-to-peer-based content distribution network which allows Altnet to securely and efficiently distribute a content owner's music, video, software and other digital files to computer users via the Internet. Using internally developed and licensed technology, the Company has created a private, or "closed" peer-to-peer network, which allows the Company to centrally control the distribution of a digital file, with authorization from the copyright owner, directly from one computer user (peer) to another (peer). The Company's ability to control which files are distributed over its private network, as well as its use of widely available digital rights management (or
DRM) technologies from Microsoft Corporation, TryMedia Systems, Softwrap Limited and others prevent the distribution of unauthorized files over the Company's network and help to protect against the unauthorized use of a digital file once it resides on an end user's computer. Brilliant commercializes Altnet by partnering with third party operators of web sites and other Internet applications to search for and download digital files over the Altnet network. Brilliant also operates a payment processing gateway that enables computer users to purchase content distributed over the Altnet network.

         The Company owns 75.5% of the outstanding capital stock of Altnet and manages all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom Altnet license a substantial portion of the Company's peer-to-peer technology. The Company increased its ownership of Altnet from 51% to the present 75.5% in May 2003, when the Company acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. The Company also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles the Company to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock. Prior to these transactions, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

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

BASIS OF PRESENTATION, RISKS AND GOING CONCERN UNCERTAINTY

         The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, and it has adequate time to process and record actual results from operations.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31, 2004, have negative working capital of approximately $5,449,000 (excluding noncash prepaid interest of $2,660,000 related to the issuance of warrants)and a stockholders' deficit of approximately $1,985,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates a dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. The Company does not have material exposure to any single customer or group of customers at this time. At December 31, 2004, the Company had a reserve of $127,000 to cover a few customers from whom collectibility is uncertain.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

         The Company's revenues are derived principally from marketing services, licensing and other services, digital content revenue, and the amortization of non-refundable advances related to the software licensing and distribution agreement with e-New Media.

         Marketing services revenues are derived from paid search and advertising agreements. Under the terms of the Company's agreement with The Excite Network, the Company is paid a non-refundable bounty for the installation of an Excite My Search toolbar on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of the toolbar. The Company recognizes revenue as installations are recorded, and as the gross profit share of paid searches is reported. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue therefrom. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The Company recognizes revenue when the impressions are made or conversions are delivered.

         Licensing and other services revenues are derived from the sub-licensing of the TruNames patent, business development services, and payment processing services. Under the terms of the Company's Patent Sublicense Agreement, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company generates fee income for performing business development services for Sharman Networks Limited in accordance with an agreement. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. The commission paid to the Company is a percentage of the gross revenue received by Sharman for each transaction entered into based solely on the Company's efforts. Revenue is recognized from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are amortized over the life of the contract or as earned. Revenue share fees are recognized as earned. The Company charges fees to Sharman Networks as a percentage of gross sales for the use of Altnet's payment processing gateway on the sale of certain software applications. The Company recognizes this as revenue when the end user pays for the software application.

         Digital content revenues are derived from the Altnet peer-to-peer business by processing digital media content (music, PC games, software, movies) for placement on Altnet's peer-to-peer network, and by promoting, distributing, and selling the content to end users of the network. The Company may charge clients a processing fee to prepare content for distribution on the network. The amount of this fee varies based on the number of files, the size of the files, digital encoding costs, and the preparation of collateral marketing materials, such as artwork. These fees are recognized as the services are performed. The Company charges clients for content promotions on a cost per specified number of downloaded files. A customer typically pre-purchases an agreed number of downloaded files. The amounts charged vary based on volume and the complexity of the campaign. These fees are recognized as the download delivery levels are achieved. The Company charges clients for content sales based on (a) a revenue sharing basis where the Company receives an agreed upon percentage of the sales price for each transaction, or (b) a combination of revenue share and a cost per specified number of downloaded files The revenue from content sales is recognized when the end user pays for the content and, where relevant, the file is downloaded by the end user.

         In the case of the Company's software licensing agreement with e-New Media, e-New Media paid the Company a non-refundable advance for rights to the Company's b3d toolset to produce its own Multipath Movies and to resell the toolset within specified territories. The Company was recognizing this advance as revenue on a straight-line basis over the five-year term of the agreement. During the second quarter of 2003, the Company determined that it had satisfied all its obligations under the terms of this agreement, given the fact that 1) by early 2002 the Company had delivered all of the entertainment content to e-New Media, as required under the terms of the Distribution Agreement and 2) the Company had provided the necessary

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

seat license and alpha-code version of the animation software tool set as required under the terms of the Technology License Agreement. As a result the Company reflected the remaining unamortized advance of $2,097,000 as other income in the Operating Statement. Amortized amounts in the first half of 2003 totaling $459,000 were recognized as Distribution and Technology Revenue from a related party.

COST OF REVENUES

         Cost of revenues is primarily related to the costs of services provided through our Altnet subsidiary. They include the cost of providing internet bandwidth, costs associated with payment processing services for the payment gateway and licensing royalties paid to third parties.

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

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company regularly evaluates the collectibility of its accounts receivable balances, and records specific reserve for bad debt to reduce the related receivable to the amount they expect to recover given all information currently available.

PROPERTY AND EQUIPMENT

         Property  and   equipment   are  stated  at  cost.   Depreciation   and
amortization are provided using the straight-line method over the estimated useful lives ranging up to five 1/2 years.

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of BII Australia is its local currency, Australian dollars. Assets and liabilities of BII Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.7801 at December 31, 2004), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.737) for the year ended December 31, 2004 and $0.649 for the year ended December 31, 2003).

         The effects of foreign  currency  translation  adjustments are deferred
and  included  as  "other   comprehensive  income  (loss)"  as  a  component  of
stockholders' deficit, on an accumulated basis. The

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

Company recorded a comprehensive gain from foreign currency translation of $83,000 in 2004 and a loss from foreign currency translation of $32,000 in 2003.

         Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transactions are included in the statements of operations and comprehensive loss.

NET LOSS PER SHARE

         The Company computes and presents loss per share in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. Options, warrants and convertible debt representing common shares of 138,735,500 and 179,677,900 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 2003 and 2004, respectively, because they were anti-dilutive.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 2004 and 2003 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                      YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2003           2004
                                                     -----------    -----------

Net loss, as reported ............................   $(9,518,000)   $(4,784,000)
Employee compensation expense ....................   $  (154,000)   $  (165,000)
Net loss, pro forma ..............................   $(9,672,000)   $(4,949,000)
Basic and diluted loss per share, as reported ....   $     (0.26)   $     (0.13)
Basic and diluted loss per share, pro forma ......   $     (0.26)   $     (0.13)

CONCENTRATION OF REVENUE RISK

         For the twelve months ended December 31, 2004, the Company generated approximately 100% of its total revenue from activities dependent upon the availability of the Kazaa Media Desktop to computer users.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company had $1,912,000 of accounts receivable from The Excite Network, representing 93% of the Company's accounts receivable balance at December 31, 2004. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank and with one brokerage house. The bank account is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2004, the Company had approximately $313,000 at a bank, which was in excess of the FDIC insurance limit.

OTHER LONG-TERM INTANGIBLES

         The Company records intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination", FAS 142
"Goodwill and other Intangible Assets" and FAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 144 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2004, in connection with this review, the Company obtained an independent valuation to assist in evaluating its intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Amortization expenses related to the long-lived asset were approximately $698,000 and $2,307,000 for the years ended December 31, 2004 and 2003, respectively. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

              2005......................      $    698,000
              2006......................           350,000
                                              ------------
              Total.....................      $  1,048,000
                                              ============

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification, based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000, which is being amortized over the remaining useful life of the patent license agreement, or 3 years. During 2004, the Company recorded $698,000 of amortization expense related to the patent, leaving an unamortized balance of $1,048,000 at December 31, 2004, which is reflected on the balance sheet in License Rights.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

         RESTRICTED CASH

         At December 31, 2004, $75,000 of cash was pledged as collateral on outstanding convertible promissory notes and was classified as restricted cash on the balance sheet.

3.       RELATED PARTY TRANSACTIONS

     On May 28, 2003, Altnet entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability, and the balance of the commitment of $210,000 as a long-term liability. The Company initially recorded $1,080,000 related to the value of these license rights under this agreement and amortized the license rights on a straight-line basis over three years, recognizing $180,000 as license expense in 2003. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $900,000, was written off as impairment loss in 2003. The Company paid Joltid $380,000 and $221,700 for services provided during the years ended December 31, 2004 and 2003, respectively, had an outstanding trade payable to them of $19,170 and had guaranteed minimum payments of $570,000 due to Joltid as of December 31, 2004.

         The Company entered into a Patent Sublicense Agreement with Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application (or KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman Networks a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TrueNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman Networks a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and recognized $574,000 of warrant expense during 2003. In conjunction with our FAS 144 impairment review performed in 2003, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $2,377,000 was written off as impairment loss in 2003. As of December 31, 2004 the Company has an outstanding accounts payable balance to Sharman Networks of $1,300,000.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

         In June 2003, the Company received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors (ECA), an entity in which the Company's previous Chairman is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 533,333 shares of the Company's common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for its agreement to extend the maturity date, we issued to the ECA additional warrants to purchase up to an aggregate of 227,272 shares of our common stock at an exercise price of $0.44 per share. The fair value of both warrant grants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of the warrants was determined to be $187,835. The note was paid in full in December 2003 and the value of these warrants and related discount, were fully expensed during the current year. In addition, during 2004 the Company paid ECA $812,000 for commissions and consulting services, and as of December 31, 2004 has outstanding accrued expenses to ECA of $858,000.

         In 2003, the Company issued warrants to purchase 350,000 shares of common stock in consideration for consulting services, related to a management initiated audit of systems and procedures, to Scheinrock Advisory Group, an entity owned by Jeff Scheinrock, a previous member of the Board of Directors. In addition the Company paid Scheinrock Advisory Group $43,000 for consulting services.

         The Company leased its U.S. offices, under operating lease agreements, from Toibb Enterprises (Toibb), an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $103,000 and $84,000 during 2004 and 2003 respectively. In October 2004, the Company relocated its U.S. office to a facility not controlled by Mr. Toibb.

         The Company has paid Detershan, an entity owned by Mark Miller, a member of our Board of Directors, for technical and hosting services associated with content placed on our Altnet network. The Company paid Detershan $45,568 and $5,000 during 2004 and 2003, respectively. In addition, the Company paid Pacific Interactive Pty. Limited $61,950 for consulting services in the year ended December 31, 2004. Mark Miller and his wife are the sole stockholders of Pacific Interactive Pty. Limited.

         For the year ended December 31, 2003, the Company paid Abe Sher, a member of the Board of Directors during 2003, $173,750 for consulting services. Mr. Sher became an employee of the Company in December 2003 and for the year ended December 31, 2004, the Company paid Mr. Sher $172,000.

         In June 2004, we entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and Detershan Pty. Ltd. Big Seven is owned by Michael Toibb, the son of Harris Toibb, our largest secured creditor and stockholder. Under the terms of the agreement, we agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance of 6,666,667 shares of our common stock or, in lieu of such issuance, the payment of $0.15 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to our acquisition of Mr. Toibb's ownership interest in Big Seven, we agreed to operate Big Seven's business and are responsible for all of Big Seven's liabilities and are entitled to retain all of its revenues. We also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until we consummate our acquisition of Big Seven. We also agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from our operation of Big Seven.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

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

         Sharman Networks Limited has agreed to indemnify the Company for certain uninsured legal expenses and related costs incurred in connection with the ongoing litigation in Australia in which both Sharman Networks Limited and the Company are defendants. During 2004, the Company reduced its legal expense by approximately $766,000 and reduced the corresponding liability to Sharman Networks by $766,000.

4.       SIGNIFICANT AGREEMENTS

THE EXCITE NETWORK

         In April 2003, the Company signed a two-year Strategic Alliance, Marketing and Distribution Agreement with The Excite Network, Inc. with respect to its My Search toolbar, which enables users to access content, products and services. Pursuant to the agreement, the parties agreed to develop, market and distribute a customized version of the My Search toolbar and to operate an integrated sweepstakes and loyalty program for users of the Company's Altnet peer-to-peer software application. The search toolbar will be bundled and distributed with the "Altnet Loyalty Points Manager," the Company's point's management software program. The Company received a refundable (under limited circumstances), non-recoupable signing bonus in the aggregate amount of $500,000, which was recognized as revenue in 2003. The agreement also provided for ongoing payments between the parties, based on the success in distributing the browser plug-ins and their performance. The Company recognized installation bounties and search revenues related to this agreement, totaling $6,076,000 and $2,466,000 in 2004 and 2003, respectively.

STREAMWAVES

         In June 2003, the Company entered into an Interactive Marketing Agreement with Streamwaves.com, Inc. to market and promote the streaming music service of Streamwaves, and to sell Streamwaves' streamed music, video and, when available, downloadable digital audio and video files over the Altnet peer-to-peer network. As consideration for its services, the Company is paid a percentage of revenue Streamwaves receives from sales of its content to Altnet users. The Company also provides Streamwaves and its customers with online payment processing services for a transaction fee. The Company loaned Streamwaves $200,000 in connection with this transaction pursuant to a secured promissory note, which note is secured by all of Streamwaves assets and shares of Streamwaves stock owned by its founder. Notes receivable from Streamwaves as of December 31, 2004 amounted to $53,000.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

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

         In October 2002, the holders of the Notes agreed to extend the maturity date of the Notes from November 10, 2002 to December 31, 2003. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 25,226,028 shares of our common stock at an exercise price of $0.2091 per share. The Company recorded prepaid interest expense of $1,699,000 which represents the estimated fair value of the warrants issued determined by using the Black Scholes model with the following inputs: risk factor of return 4.5%; volatility 50%; 3 year warrant life and no dividends. This amount is being amortized on a straight-line basis over the life of the Original Notes. Thus

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

the Company expensed $340,000 of debt discount in the fourth quarter of 2002, with the remainder expensed in 2003.

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

         In November 2004, the Company and its secured debt holders extended the maturity date of the Company's senior secured indebtedness from September 26, 2004 to September 26, 2005. In consideration of the extension, the Company agreed to the following material terms:

         o To extend the expiration date of warrants to purchase an aggregate of 73,787,613 shares of common stock held by the note holders from October 2, 2005 to October 4, 2008;

         o To reduce the conversion price of the convertible notes and the exercise price of all of the outstanding warrants to $0.07 per share; and

         o To make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus
                  (ii) 50% of any quarterly  EBITDA in excess of $600,000,  plus
                  (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

5.       STOCKHOLDERS' DEFICIT

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

                                DECEMBER 31, 2004

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

         On May 28, 2003, the Company entered into a Share Exchange and Option Agreement with Joltid, Ltd., the entity which prior to the transaction owned 49% of Altnet, Inc. Under the terms of the Agreement, the Company issued 7,000,000 unregistered shares of its common stock to acquire 1,102,500 shares of Altnet common stock (24.5%), and 1,000,000 unregistered shares of its common stock to obtain the option to purchase the remaining 1,102,500 shares of Altnet common stock (24.5%) at an exercise price of $0.1575. The total value assigned to the 8,000,000 shares was $1,694,000. The option to purchase the remaining shares expires in May 2005. The Company now owns 75.5% of Altnet and continues to manage all of the day-to-day operations of Altnet. Prior to this transaction, the Company received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2004, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which may adversely affect the voting power or other rights of the holders of the Company's Common Stock.

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

         In connection with the issuance of warrants from the Original Notes, a beneficial conversion feature of $1,056,000 was recorded and is being amortized on a straight-line basis over the life of the Original Notes. The Company incurred a beneficial conversion feature expense of $10,690 for the second quarter 2001. In the third and fourth quarters 2001, the Company expensed $176,000 in connection with the beneficial conversion feature. The remaining $693,000 was expensed through November 10, 2002.

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

                                DECEMBER 31, 2004

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

         In June 2003, the Company and its subsidiary entered into a Joint Enterprise Agreement with Sharman Networks, to act as its exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 14,000,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provided that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The fair value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and had recognized $574,000 of warrant expense during 2003. In conjunction with our FAS 144 impairment review done in 2003, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $2,377,000 was written off as impairment loss in 2003.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

warrants was determined to be $414,000 and $48,000 respectively. These amounts were fully amortized and reflected as warrant expense during 2003. Both notes were repaid during the fourth quarter of 2003.

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. The Company recorded $698,000 and $349,000 of amortization expense related to the patent during 2004 and 2003 respectively, leaving an unamortized balance of $1,048,000 at December 31, 2004, which is classified as License Rights on the balance sheet.

         In August 2003 the Company signed a twelve month Representation Agreement with a legal consultant, to assist Altnet in marketing and promoting its peer-to-peer technology to major record companies. In conjunction with this agreement, the Company issued warrants to purchase up to 5,000,000 shares of the Company's common stock at an exercise price equal to $0.54 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $1,319,000, and was to be amortized over the life of the agreement, or 12 months. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset was not recoverable and as a result the remaining unamortized amount of $770,000 was written off as an impairment charge in 2003.

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

         The following table summarizes warrant activity:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

                                                   NUMBER
                                                  OF SHARES      WARRANT PRICE
                                                 -----------    ----------------
Outstanding at December 31, 2002..........        77,981,000    $0.001 - $6.50
Granted...................................        46,035,000    $0.14  - $0.61
Exercised.................................          (661,000)   $0.19  - $0.28
Forfeited.................................              --             --
                                                 -----------    ----------------
Outstanding at December 31, 2003..........       123,355,000    $0.001 - $6.50
Granted...................................         4,018,865    $0.07
Exercised.................................              --             --
Forfeited.................................        14,637,720    $0.16  - $0.4385
                                                 -----------    ----------------
Outstanding at December 31, 2004..........       112,736,145    $0.07  - $0.75


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

         The following table summarizes stock option activity:

                                                   NUMBER
                                                  OF SHARES       OPTION PRICE
                                                 -----------    ---------------
Outstanding at December 31, 2002..........         6,459,000    $0.001 - $5.94
Granted...................................        10,800,000    $0.12  - $0.41
Exercised.................................        (1,218,500)   $0.15  - $0.16
Forfeited.................................          (660,000)   $0.16  - $5.94
                                                 -----------    ---------------
Outstanding at December 31, 2003..........        15,380,500    $0.001 - $5.94
Granted...................................              --             --
Exercised.................................              --             --
Forfeited.................................       (2,183,267)    $0.16  - $4.81
                                                 -----------    ---------------
Outstanding at December 31, 2004..........        13,197,233    $0.12  - $5.94
Exercisable at December 31, 2004..........        10,015,254    $0.12  - $5.94

         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2004 and 2003, respectively: interest rates of 4.5% for both years; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 per share for stock options granted in 2003.

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

6.       INCOME TAXES

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

         At December 31, 2004 the Company had cumulative tax losses resulting in a net operating loss ("NOL") carry forward of approximately $11,300,000. The losses will begin to expire in the year 2012. No tax benefit has been recorded for these NOL's.

         The  significant   components  of  the  net  deferred  tax  assets  and
liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2004 are as follows:

                                                                    DECEMBER 31,
                                                                        2004
                                                                    -----------
Deferred tax assets:

   Net operating losses ..................................          $ 3,861,000
   Temporary differences .................................               13,000
                                                                    -----------
   Total deferred tax assets .............................            3,874,000
   Valuation allowance ...................................           (3,874,000)
                                                                    -----------
Net deferred tax assets (liabilities) ....................          $      --
                                                                    ===========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                          ----------------------
                                                            2003          2004
                                                          --------      --------
Federal income tax rate ......................                34 %          34 %
State income tax rate ........................                 6 %           6 %
Effect of net operating loss and net
   operating loss carry forward ..............               (40)%         (40)%
                                                          --------      --------
Effective income tax rate ....................                 0 %           0 %
                                                          ========      ========

7.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                          DECEMBER 31,
                                                             2004
                                                          ----------

         Computers and equipment ..................       $      334

         Furniture and fixtures ...................               51
                                                          ----------
                                                                 385
         Less accumulated depreciation ............             (277)
                                                          ----------
                                                          $      108
                                                          ==========

8.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                          DECEMBER 31,
                                                             2004
                                                          ----------

         Consulting ...............................       $       40
         Legal expenses ...........................              264
         Accrued payroll expenses .................              105
         Other ....................................              247
                                                          ----------
                                                          $      656
                                                          ----------

9.       GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The  Company's  2004  operations  consist  of  the  operations  of  BDE
Australia in Australia, and Brilliant in the United States. The following schedule sets forth the revenues and long-lived assets of the Company by geographic area:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

                                                        UNITED
                                                        STATES        AUSTRALIA
                                                      ----------      ----------

YEAR ENDED DECEMBER 31, 2004
   Revenues from unaffiliated customers ........      $8,775,000            --
   Revenues from affiliated customers ..........            --              --
                                                      ----------      ----------

   Total revenues ..............................      $8,775,000            --
                                                      ==========      ==========
YEAR ENDED DECEMBER 31, 2003:
   Revenues from unaffiliated customers ........      $5,196,000            --
   Revenues from affiliated customers ..........         459,000            --
                                                      ----------      ----------

   Total revenues ..............................      $5,655,000            --
                                                      ==========      ==========


         For each of the periods shown above, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia.

         For the year ended December 31, 2004, The Excite Network represented 69% of the revenues from installation bounty and search revenues, based on active installations of the Excite Activated Installation Toolbar, bundled with the Company's Altnet Loyalty Points Manager software application. Sharman Networks contributed 16% of revenues, with patent sublicensing and business development fees.

10.      COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under operating lease agreements expiring through 2006. In October 2004, the Company relocated its U.S. office signing a one-year lease with future minimum annual payments of approximately $20,000. In Australia, the Company entered into a two year lease, February 2003, with future minimum annual payments of approximately $42,000. As of December 2004 the commitment under these lease obligations is as follows:

                  YEAR                       AMOUNT
              ------------                ------------
                  2005                      $  25,000
                                          ------------
                                            $  25,000
                                          ============

         Rent expense amounted to $122,000 and $157,000 for the year ended December 31, 2003 and the year ended December 31, 2004, respectively.

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

                     BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2004

distributing the Plaintiff's sound recordings without a license. The Company believes these allegations are without merit, and intends to vigorously defend against these claims.

         In September 2004, through its subsidiary Altnet, the Company filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TrueNames" patent which the Company licenses from Kinetech, Inc. In that filing the Company alleges that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured the Company's business. The Company believes that it will prevail in this civil lawsuit.

11.      GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.      CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, President and acting Chief Financial Officer, Kevin Bermeister, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Bermeister concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding directors and executive officers will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.      EXHIBITS.

         See attached Exhibit Index.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                   By:   /S/ KEVIN BERMEISTER
                                         ---------------------------------------
                                         Kevin Bermeister
                                   Its:  President, Chief Executive Officer and
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



                                POWER OF ATTORNEY

         The undersigned directors and officers of Brilliant Digital Entertainment, Inc. do hereby constitute and appoint Kevin Bermeister with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----

 /S/ KEVIN BERMEISTER         Chairman of the Board of            March 31, 2005
-----------------------          Chief Executive Officer,
    Kevin Bermeister             President and Acting Chief
                                 Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)

    /S/ MARK MILLER           Director                            March 31, 2005
-----------------------
      Mark Miller

  /S/ VINCENT BITETTI         Director                            March 31, 2005
-----------------------
    VINCENT BITETTI

     /S/ RAY MUSCI            Director                            March 31, 2005
-----------------------
       Ray Musci

     /S/ ABE SHER             Director                            March 31, 2005
-----------------------
        Abe Sher

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.

4.1            Specimen  Stock   Certificate  of  Common  Stock  of  Registrant.
               Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.

10.1           Registrant's  Fourth Amended and Restated 1996 Stock Option Plan.
               Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.*

10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.*

10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.*

10.4 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.*

10.5 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
               10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

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

10.9 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged and consent to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.10 Form of Secured Convertible Promissory Note of Registrant, dated May 23, 2001. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.


                                       (i)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

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


                                      (ii)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

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

10.34 Letter Agreement Regarding Extension of Maturity Date dated December 31, 2003 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto. Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

10.35 Form of Amendment Number Three to Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

10.36 Form of Amendment Number Two to Secured Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein. Incorporated by reference to
               Exhibit 10.36 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.


                                      (iii)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

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


                                      (iv)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

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

10.60          Brilliant Digital Entertainment, Inc. Deferred Compensation Plan.
               Incorporated by reference to the Exhibit 10.8 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.*

10.61 Form of Brilliant Digital Entertainment, Inc. Deferred Compensation Relinquishment Opportunity Agreement. Incorporated by reference to the Exhibit 10.9 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.*


                                      (v)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

10.62 Standard Form Lease Agreement dated September 21, 2003 between the Registrant and Topanga & Victory Partners LP. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.63 Employment Agreement dated June 1, 2003 between the Registrant and Tyler Tarr. Incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.*

10.64 Executive Employment Agreement dated June 1, 2003 between the Registrant and Kevin Bermeister. Incorporated by reference to
               Exhibit 10.64 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.*

10.65 Letter Agreement Regarding Extension of Maturity Date dated March 30, 2004 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on
               Schedule 1 thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.66 Form of Amendment Number Four to Convertible Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.67 Form of Amendment Number Three to Secured Convertible Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit
               10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.68 Form of Amendment No. 2 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.69 Form of Amendment No. 1 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.70 Form of Warrant, dated March 30. 2004, issued in connection with extension of maturity date of Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.71 Settlement Agreement and Mutual Release, dated as of June 16, 2004, by and among the Registrant, Altnet, Inc., Detershan Pty. Ltd., Big Seven Entertainment, LLC, and Michael Toibb. Incorporated by reference to Exhibit 10. to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

10.72 Letter Agreement Regarding Extension of Maturity Date dated September 26, 2004, by and among the Registrant and the holders of Secured Convertible Promissory Notes of the Registrant set forth on Schedule 1 thereto.

10.73 Form of Amendment Number Five to Secured Convertible Promissory Note originally dated May 23, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein.

10.74 Form of Amendment Number Four to Secured Convertible Promissory Note originally dated December 19, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein.


                                      (vi)

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

10.75 Form of Amendment No. Three to Warrant to Purchase Common Stock originally dated May 23, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.

10.76 Form of Amendment No. Two to Warrant to Purchase Common Stock originally dated December 19, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.

10.77          Form of Amendment No. One to Warrant to Purchase Common Stock
                originally dated March 30, 2004, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.

10.78 Form of Amendment No. One to Warrant to Purchase Common Stock originally dated October 4, 2002, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

21.1 Subsidiaries. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

23.1           Consent of Vazquez & Company, LLP.

23.2           Consent of BDO Seidman, LLP.

24.1           Power of Attorney (included on signature page).

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
----------
* Indicates a management contract or compensatory plan.


                                     (vii)