Form 10KSB/A
period 2004-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2005-05-02
CIK 1022844

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

                       14011 VENTURA BOULEVARD, SUITE 501
                         SHERMAN OAKS, CALIFORNIA 91423
              (Address of Principal Executive Offices and Zip Code)

                                 (818) 386-2180
                (Issuer's telephone Number, Including Area Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

================================================================================

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
             BRILLIANT DIGITAL ENTERTAINMENT, INC. ON MARCH 30, 2004

         The following Items amend the Annual Report on Form 10-KSB filed by Brilliant Digital Entertainment, Inc. (the "Company") on April 11, 2005 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to each director and executive officer of the Company as of April 26, 2005.

CLASS I DIRECTOR: TERMS EXPIRING IN 2006
----------------------------------------

VINCENT J. BITETTI                  Vincent  J.   Bitetti   has  over  15  years
                                    experience in the interactive  entertainment
                                    industry.   Vincent   is   currently   chief
                                    executive  officer and director of Sanctuary
                                    Entertainment,    a   diversified   start-up
                                    entertainment     company    with    planned
                                    publishing,  production and service business
                                    units      (www.sanctuaryentertainment.com).
                                    Prior to starting  Sanctuary  Entertainment,
                                    Mr.  Bitetti  served as  President  of Crave
                                    Entertainment,  a privately  held video game
                                    publisher and distributor. He also served as
                                    Chairman  and  CEO  of  TDK  Mediactive,   a
                                    publicly  traded  electronic   entertainment
                                    company,  for 7 years, during which time Mr.
                                    Bitetti  helped to structure  and  negotiate
                                    the  sale  of TDK  Mediactive  to  Take  Two
                                    Interactive.  Mr. Bitetti also was a founder
                                    and Chief Executive  Officer of Sound Source
                                    Interactive,    the   predecessor   to   TDK
                                    Mediactive.
                                    DIRECTOR SINCE:  2004      AGE:  50
                                    MEMBER:  AUDIT  COMMITTEE  AND  COMPENSATION
                                    COMMITTEE


CLASS II DIRECTORS: TERMS EXPIRING IN 2007
------------------------------------------

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
                                    DIRECTOR SINCE:  1996      AGE:  44
                                    MEMBER:  AUDIT  COMMITTEE  AND  COMPENSATION
                                    COMMITTEE

MARK MILLER                         Mark  Miller has served as a Director of the
                                    Company since August 1996.  Since  September
                                    2000, Mr. Miller has served as a consultant to the Company on a part time basis, and as an investment advisor and financial planner.
                                    From  October,  1996  to  August  2000,  Mr.
                                    Miller served as Vice President, Production and Operations of the Company. Mr. Miller also served as Managing Director of the Company's Australian subsidiary, Brilliant

                                    Interactive    Ideas,    Pty.   Ltd.   ("BII
                                    Australia"), from March 1994 to August 2000.
                                    Mr.  Miller  served as  President  and Chief
                                    Financial Officer of the Company from August
                                    1996 through September 1996. He was also the
                                    joint Managing  Director of e-Brilliant Pty.
                                    Limited - a Singapore based animation studio
                                    that was a joint venture between the Company
                                    and  eNewMedia,  a Hong Kong  listed  public
                                    company.    Mr.    Miller    resigned   from
                                    e-Brilliant  in December 2000. Mr. Miller is
                                    a  chartered  accountant  and has  extensive
                                    experience  in  the   development  of  large
                                    software  applications,  project management,
                                    people  management  and  team  building  and
                                    conflict resolution.
                                    DIRECTOR SINCE:  1996      AGE:  45

CLASS III DIRECTORS:  TERMS EXPIRING IN 2005
--------------------------------------------

KEVIN BERMEISTER                    Kevin  Bermeister has served as President of
                                    the Company  since  October  1996,  as Chief
                                    Executive  Officer since August 2001, and as
                                    a Director  since August 1996.  In addition,
                                    Mr.  Bermeister  has  assumed  the  role  of
                                    acting   Chief   Financial   Officer.    Mr.
                                    Bermeister  was the founder of Sega  Ozisoft
                                    Pty.  Ltd.  and  previously  served  as  its
                                    Co-Chief Executive  Officer.  Mr. Bermeister
                                    established,  ran or  served on the Board of
                                    Directors  of  various  companies  including
                                    Packard Bell NEC Australia Pty. Ltd., Jacfun
                                    Pty.  Ltd., a property  owner and developer.
                                    Mr.   Bermeister   currently   serves  as  a
                                    director of Tag-It Pacific, Inc., a publicly
                                    traded corporation.
                                    DIRECTOR SINCE:  1996      AGE:  44

ABE SHER Abe Sher has served as a Director of the Company since February 2002 and is currently employed by the Company on a part time basis.  Mr.  Sher  is the  founder  of  Aqua
                                    Sciences  LLC  and was  previously  Managing
                                    Director of Slingshot Ventures, LLC, founded
                                    in 1998.  From May  1998 to June  2001,  Mr.
                                    Sher served as Executive  Vice  President of
                                    xSides Corp. Mr. Sher also currently  serves
                                    as a member  of the  board of  directors  of
                                    Magfusion, Inc., and VKB, Inc.
                                    DIRECTOR SINCE:  2002      AGE:  44

OTHER EXECUTIVE OFFICERS
------------------------

LEE JAFFE                           Lee Jaffe has  served  as the  President  of
                                    Altnet   since   2004.   Prior  to  that  he
                                    periodically  served as Creative Director of
                                    Brilliant Digital beginning in 2001. In that
                                    capacity he produced  music videos for multi
                                    platinum artists Jah Rule, DMX, Ludicris and
                                    others.   He  is  a   musician   and  Grammy
                                    nominated record producer, a visual artist whose work is represented in the permanent collections of many major museums and the author of the book, One Love, Life with Bob
                                    Marley and the Wailers.

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


AUDIT COMMITTEE FINANCIAL EXPERT.

         The Audit Committee currently consists of Mr. Musci and Mr. Bitetti. The Board of Directors has determined that Messrs. Musci and Bitetti are "independent" within the meaning of Item 401(e)(1)(ii) of Regulation S-B, and that Mr. Musci is an "audit committee financial expert", as defined in Item 401(e)(2) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended December 31, 2004, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that none of the Company's secured debt holders (Harris Toibb, Europlay 1, LLC, Preston Ford, Inc. or Capel Capital Ltd.) nor Mark Dyne or David Wilson, beneficial owners of the secured debt holders, reported on Form 4 (i) their acquisition from the Company of common stock purchase warrants in March 2004, (ii) the amendment to their secured promissory notes and certain of their common stock purchase warrants in March 2004, or (ii) the amendment to their secured promissory notes and certain of their common stock purchase warrants in November 2004. Harris Toibb subsequently reported these transactions on Form 5 in February 2005.

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

                                                      ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                    -----------------------      -----------------------------
                                                                                 NUMBER OF
                                    FISCAL YEAR                                  SECURITIES           ALL
NAME                                   ENDED                                     UNDERLYING          OTHER
PRINCIPAL POSITION                  DECEMBER 31,      SALARY        BONUS         OPTIONS         COMPENSATION
------------------                  ------------    ----------     --------      ----------       ------------
Kevin Bermeister..............          2004        $  275,000         --            --               --
   President & Chief                    2003        $  275,000         --        2,186,018(2)         --
   Executive Officer                    2002        $  250,000         --        5,470,000            --

Tyler Tarr (1)................          2004        $  204,600     $ 10,000           --          $ 96,654(3)
   Chief Financial Officer &            2003        $  160,000         --          750,000            --
   Secretary                            2002              --           --             --              --

Lee Jaffe (4)                           2004        $  174,138     $  5,000           --              --
President, Altnet, Inc.                 2003        $   85,000         --          165,000            --
                                        2002              --           --             --              --

Anthony Neumann...............          2004        $  154,204     $ 20,916           --              --
   Vice President, Business             2003        $  150,000     $ 10,800        500,000            --
   Development                          2002        $  150,000     $  2,191        300,000            --

Anthony Rose..................          2004        $  221,100         --             --              --
   Chief Technical Officer              2003        $  182,000         --          750,000            --
                                        2002        $  130,000         --          250,000            --
----------

(1) Mr. Tarr's employment with the Company as Chief Financial Officer commenced in 2003 and terminated on December 31, 2004.
(2) In May 2003, we issued to Mr. Bermeister options to purchase 2,186,018 shares or our Common Stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as President.
(3)      Consists of severance payments.
(4)      Mr. Jaffe's employment with the Company commenced in 2003.

OPTION GRANTS IN FISCAL 2004

         There were no stock options granted to the Named Executive Officers during the year ended December 31, 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2004, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the Over the Counter Bulletin Board on December 31, 2004 ($0.065 per share).

                          SHARES                      NUMBER OF SECURITIES
                         ACQUIRED                    UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                            ON        VALUE               OPTIONS AT                IN-THE-MONEY OPTIONS AT
                         EXERCISE    REALIZED          DECEMBER 31, 2004               DECEMBER 31, 2004
---------------------    --------    --------    -----------------------------    ----------------------------
NAME                                             EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                             ------------    -------------    -----------    -------------
Kevin Bermeister.....       --          --          5,331,018        2,705,000        --               --
Tyler Tarr...........       --          --            468,750               --        --               --
Anthony Neumann......       --          --            452,500          537,500        --               --
Anthony Rose.........       --          --            505,000          700,000        --               --
Lee Jaffe............       --          --                 --               --        --               --

EMPLOYMENT AGREEMENTS

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

         As of June 1, 2003, we entered into an employment agreement with Tyler Tarr, pursuant to which Mr. Tarr served as our Chief Financial Officer. This agreement provided for a two year initial term with automatic one year renewal terms thereafter, unless terminated earlier. Pursuant to this agreement, Mr. Tarr's annual base salary was $200,000, with annual cost-of-living adjustments. Mr. Tarr was also eligible to receive an annual bonus and was granted options to purchase 750,000 shares of our Common Stock in accordance with the agreement. In the event that we terminated Mr. Tarr's employment agreement without cause or Mr. Tarr terminated the agreement with good reason (as such terms are defined in the agreement), Mr. Tarr was entitled to receive severance payments equal to one year of his base salary. Mr. Tarr's employment with the Company terminated on December 31, 2004, and we paid Mr. Tarr $96,654 in severance pay.

         As of November 1, 2003, we entered into an employment agreement with Anthony Neumann, pursuant to which Mr. Neumann serves as our VP, Business Development. This agreement, as amended, provides for a two year initial term with automatic one year renewal terms thereafter, unless terminated earlier. Pursuant to this agreement, Mr. Neumann's annual base is $175,000, with annual cost-of-living adjustments plus a bonus schedule in accordance with the agreement. Mr. Neumann also is eligible to receive an annual bonus and was granted options to purchase 500,000 shares of our Common Stock in accordance with the agreement. In the event that we terminate Mr. Neumann's employment agreement without cause or Mr. Neumann terminates the agreement with good reason (as such terms are defined in the agreement), Mr. Neumann is entitled to receive severance payments equal to one year of his base salary.

         As of May 1, 2004, we entered into an employment agreement with Lee Jaffe, pursuant to which Mr. Jaffe serves as our President of Altnet, Inc. This agreement provides for a two year term, unless terminated earlier. Pursuant to this agreement, Mr. Jaffe's annual base salary is $200,000, with annual cost-of-living adjustments. Mr. Jaffe also is eligible to receive an annual bonus. In the event that we terminate Mr. Jaffe's employment agreement without cause or Mr. Jaffe terminates the agreement with good reason (as such terms are defined in the agreement), Mr. Jaffe is entitled to receive the lesser of the balance due through the second year of the agreement or a severance payment equal to one year of his base salary.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS.

         The following table sets forth as of April 15, 2005, unless otherwise indicated, certain information relating to the ownership of our Common Stock by
(i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock (41,925,610 shares),
(ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 14011 Ventura Boulevard, Suite 501, Sherman Oaks, California 91423, unless otherwise set forth below such person's name.

                                                                          NUMBER OF SHARES OF
                                                                             COMMON STOCK
                         NAME AND ADDRESS                                 BENEFICIALLY OWNED (1)    PERCENT (1)
                         ----------------                                 ----------------------    -----------
DIRECTORS:
Kevin Bermeister....................................................         22,976,207 (2)            39.1%
Abe Sher............................................................          1,000,000 (3)             2.3
Vincent Bitetti.....................................................                 --                 --
Mark Miller.........................................................            680,000 (4)             1.6
Ray Musci...........................................................            630,000 (5)             1.4

NON-DIRECTOR NAMED EXECUTIVE OFFICERS:
Anthony Rose........................................................            800,000 (6)             1.8
Anthony Neumann.....................................................            702,500 (7)             1.6
Tyler Tarr..........................................................            468,750 (8)             1.1
Lee Jaffe...........................................................            275,000 (9)              *
Directors and officers as a group (9 persons).......................         27,532,457 (10)           43.6%

5% HOLDERS:
Harris Toibb........................................................        119,118,945 (11)           76.1
    6355 Topanga Canyon Blvd., Woodland Hills, California 91367
Mark Dyne...........................................................         34,772,089 (12)           49.3
    15821 Ventura Boulevard, Suite 525, Encino, California 91436
MarKev Services, LLC................................................         15,657,339 (13)           30.1
    15821 Ventura Boulevard, Suite 525, Encino, California 91436
Sharman Networks Limited............................................          7,000,000 (14)           14.0
    C/-BDO House, Father W H, Lini Highway, PO Box 240,
   Port Vila, Vanuatu
Capel Capital Ltd...................................................         17,431,845 (15)           28.9
Europlay 1, LLC.....................................................          9,481,500 (16)           18.1
    15821 Ventura Boulevard, Suite 525, Encino California 91436
Ronald Lachman......................................................          7,888,772 (17)           15.7
    3140 Whisperwoods Court, Northbrook, IL 60062
Joltid, Ltd.........................................................          8,000,000                18.7
    28-30 The Parade, St. Helier, JE4 8XY Jersey, Channel Islands
Kinetech, Inc.......................................................          5,000,000 (18)           10.4
    3140 Whisperwoods Court, Northbrook, IL 60062
Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman, LLP.        5,000,000 (19)           10.4
    1801 Century Park West, Los Angeles, California 90067
David Wilson........................................................          5,130,946 (20)           11.0
    P.O. Box 98, Preston, Maryland 21655
Preston Ford, Inc...................................................          3,569,886 (21)            7.9
    P.O. Box 98, Preston, Maryland 21655
----------




   *     Less than one percent.

   (1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at April 15, 2005.

   (2) Consists of (i) 595,350 shares of Common Stock, (ii) 5,571,850 shares of Common Stock held by MarKev Services, LLC, an entity of which Mr. Bermeister is a manager, (iii) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC, (iv) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, and
         (v) 6,723,518 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005.

   (3)   Consists of 1,000,000  shares  reserved for issuance  upon  exercise of
         stock  options,   which   currently  are  exercisable  or  will  become
         exercisable on or before June 14, 2005.

   (4) Consists of (i) 70,000 shares of Common Stock held by the Mark Miller Family Trust, of which Pacific Interactive Pty. Limited is trustee, and
         (ii) 610,000 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005. Mark Miller and his wife are the sole stockholders of Pacific Interactive Pty. Limited.

   (5) Consists of 630,000 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005.

   (6) Consists of (i) 20,000 shares of Common Stock held by HiTech Corporation Limited over which Mr. Rose has exclusive voting and investment power, and (ii) 780,000 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005.

   (7) Consists of (i) 25,000 shares of Common Stock held by Neumann Family Trust, and (ii) 677,500 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005.

   (8) Consists of 468,750 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable.

   (9) Consists of (i) 110,000 shares of Common Stock, and (ii) 165,000 shares of Common Stock reserved for issuance upon exercise of warrants, which currently are exercisable or will become exercisable on or before June 14, 2005.

   (10) Includes (i) 10,889,768 shares of Common Stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable on or before June 14, 2005, (ii) 6,471,850 shares of Common Stock held by a general partnership, of which Mr. Bermeister is a general partner, and (iii) 165,000 shares of Common Stock reserved for issuance upon exercise of warrants, which currently are exercisable or will become exercisable on or before June 14, 2005 (iv) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by a general partnership, of which Mr. Bermeister is a general partner.




   (11) Consists of (i) 5,529,567 shares of Common Stock, (ii) 33,571,429 shares of Common Stock reserved for issuance upon the conversion of the principal amount of secured convertible promissory notes, (iii) 12,711,706 shares of Common Stock reserved for issuance upon conversion of the interest accumulated on the principal amount of secured convertible promissory notes and (iv) 67,306,243 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (12) Consists of (i) 594,750 shares of Common Stock, (ii) 3,059,286 shares, 1,179,737 shares and 5,242,477 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, conversion of the interest accumulated on the principal amount of a secured promissory note and the exercise of warrants, respectively, held by Europlay 1, LLC, over which Mr. Dyne has exclusive voting and investment power, (iii) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, an entity of which Messrs. Bermeister and Dyne are managers, (iv) 5,571,850 shares of Common Stock held by MarKev Services, LLC, (v) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC,
         (vi) 9,038,500 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable on or before June 14, 2005.

   (13) Consists of (i) 5,571,850 shares of Common Stock held by MarKev Services, LLC, (ii) 900,000 shares of Common Stock held by a general partnership the managing partner of which is MarKev Services, LLC, and
         (iii) 9,185,489 shares of Common Stock reserved for issuance upon the exercise of warrants held by MarKev Services, LLC.

   (14) Consists of 7,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (15) Consists of (i) 5,714,286 shares of Common Stock reserved for issuance upon the conversion of the principal amount of secured convertible promissory notes, (ii) 1,925,397 shares of Common Stock reserved for issuance upon conversion of the interest accumulated on the principal amount of secured convertible promissory notes and (iii) 9,792,162 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (16) Consists of (i) 3,059,286 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, (ii) 1,179,737 shares of Common Stock reserved for issuance upon conversion of the interest accumulated on the principal amount of a secured promissory note, and (iii) 5,242,477 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (17) Consists of (i) 521,558 shares of Common Stock, (ii) 867,214 shares of Common Stock reserved for issuance upon the exercise of warrants, (iii) 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants held by Kinetech, Inc., over which Mr. Lachman has exclusive voting and investment power, and (iv) 1,500,000 shares of Common Stock reserved for issuance upon the exercise of warrants held by the Ronald and Mary Lachman Foundation, over which Mr. Lachman has voting and investment power.

   (18) Consists of 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (19) Consists of 5,000,000 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (20) Consists of (i) 1,355,905 shares of Common Stock, (ii) 714,286 shares, 275,675 shares and 1,224,020 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, conversion of the interest accumulated on the principal amount of a secured promissory note and the exercise of warrants, respectively, held by Preston Ford Inc. over which Mr. Wilson has exclusive voting and investment power, (iii) 106,875 shares of Common Stock held by Millsboro Auto Mart, Inc. over which Mr. Wilson has exclusive voting and investment power, (iv) 189,999 shares of Common Stock reserved for issuance upon the exercise of warrants held by Millsboro Auto Mart, Inc. over which Mr. Wilson has exclusive voting and investment power, and (v) 1,264,186 shares of Common Stock reserved for issuance upon the exercise of warrants.

   (21) Consists of (i) 1,355,905 shares of Common Stock, (ii) 714,286 shares of Common Stock reserved for issuance upon the conversion of the principal amount of a secured convertible promissory note, (iii) 275,675 shares of Common Stock reserved for issuance upon the conversion of the interest accumulated on the principal amount of a secured promissory note, (iv) 1,224,020 of Common Stock reserved for issuance upon the exercise of warrants.

         The information as to shares beneficially owned has been individually furnished by the respective directors, Named Executive Officers, and other stockholders of the Company, or taken from documents filed with the SEC.

EQUITY COMPENSATION PLAN INFORMATION.

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

                               NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                               BE ISSUED UPON EXERCISE        EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER EQUITY
                                 WARRANTS AND RIGHTS         WARRANTS AND RIGHTS         COMPENSATION PLANS
--------------------------     -----------------------      --------------------    ----------------------------
Equity compensation
plans approved by
security holders..........           15,383,251                     $0.53                    18,065,524

Equity compensation
plans not approved by
security holders..........           35,818,804                     $0.36                        --

Total.....................           51,202,055                     $0.41                    18,065,524

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

         In August 2003, we issued to Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.54 per share as consideration for legal and consulting services rendered to the company. The warrants have a term of 5 years

         In May 2003, we issued to Mark Dyne options to purchase 8,208,500 shares of our common stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as chief executive officer.

         In May 2003, we issued to Kevin Bermeister options to purchase 2,186,018 shares of our common stock at an exercise price of $0.12 per share as deferred compensation for services rendered to us as president.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as disclosed in this Annual Report, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2003 or 2004, or which is presently proposed.

         At December 31, 2003, we were indebted to our secured debt holders in the amount of $4,033,000. The holders of this senior debt are Harris Toibb (a beneficial owner of more than five percent of the outstanding shares of our Common Stock), Europlay 1, LLC (an entity in which Mark Dyne, a beneficial owner of more than five percent of the outstanding shares of our Common Stock and our former Chairman, has an ownership interest), Preston Ford, Inc. (a beneficial owner of more than five percent of the outstanding shares of our Common Stock) and Capel Capital Ltd. (a beneficial owner of more than five percent of the outstanding shares of our Common Stock). This indebtedness is convertible by the holders into our Common Stock at price $0.1203 per share, for a total of 31,141,103 shares of our Common Stock at December 31, 2003. In connection with this financing, the note holders received warrants to purchase up to 44,542,718 shares of our Common Stock at an exercise price of $0.1353 per share. In October 2002, in consideration of an agreement to extend the maturity date of the secured indebtedness to December 31, 2003, we issued to the note holders warrants to purchase up to an aggregate of 25,226,028 shares of our Common Stock at an exercise price of $0.2091 per share. In December 2003, in consideration of an agreement to extend the maturity date of the secured indebtedness to March 1, 2004, we paid the holders a $15,000 extension fee, and increased the principal amount of the indebtedness by $300,000 in payment of the note holders legal fees and costs. In March 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, we amended the expiration date of warrants to purchase 44,542,718 shares of Common Stock held by the note holders from May 23, 2004 to October 4, 2005, and issued the note holders additional warrants to purchase up to an aggregate of 4,018,867 shares of our Common Stock at an exercise price of $0.15 per share. Finally, in November 2004, we and the secured debt holders extended the maturity date of the senior secured indebtedness from September 26, 2004 to September 26, 2005. In consideration of the extension, the Company agreed to the following material terms:

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

         In May 2003, we entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler, the most significant technological component of the Altnet network. In exchange for the license, we agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. We paid Joltid $221,700 and $380,000 for services provided during the years ended December 31, 2003 and 2004, respectively.

         In June 2003, we entered into a Joint Enterprise Agreement with Sharman Networks, our largest distributor and source of over 90% of our revenues, to act as their exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, we issued Sharman Networks warrants to purchase up to 14,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.61 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 7,000,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 7,000,000 shares two years following the issuance date provide that the Joint Enterprise Agreement has not been terminated prior to such date. We had an outstanding accounts payable balance to Sharman Networks of $1,300,000 at December 31, 2004.

         In June 2003, we received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors ("ECA"), an entity in which Mark Dyne is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, we issued warrants to purchase up to 533,333 shares of our common stock at an exercise price equal to $0.28125 per share, expiring in June 2006. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, we issued to the ECA additional warrants to purchase up to an aggregate of 227,272 shares of our Common Stock at an exercise price of $0.44 per share. The note was paid in full in December 2003. In addition, during 2003 and 2004, the Company paid ECA $610,000 and $812,000, respectively, for commissions for consulting services, and as of December 31, 2004 has outstanding accrued expenses to ECA of $858,000.

         In 2003, we issued warrants to purchase 350,000 shares of common stock in consideration for consulting services, related to a management initiated audit of systems and procedures, to Scheinrock Advisory Group, an entity owned by Jeff Scheinrock, a previous member of the Board of Directors.

         During 2003 and 2004, we leased our U.S. offices, under operating lease agreements, from Toibb Enterprises ("Toibb"), an entity owned by Harris Toibb, a secured debt holder and our largest stockholder. We paid rent to Toibb of $105,196.43 and $84,000 during 2004 and 2003, respectively. We surrendered and cancelled this lease agreement effective October 15, 2004.

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

ITEM 13.      EXHIBITS.

         See attached Exhibit Index.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         Fees for professional services rendered by BDO Seidman LLP ("BDO"), our principal independent accountants, for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings, totaled approximately $76,000 in 2003 and approximately $41,500 in 2004.
         In addition, Vasquez & Company LLP ("Vasquez") was engaged in December 2004 to audit our consolidated financial statements for fiscal 2004 for inclusion in the Form 10-KSB. The total cost for this audit was approximately $50,000.

AUDIT-RELATED FEES.

         Fees for audit-related services paid to BDO totaled approximately $2,600 and $2,538 for the years ended December 31, 2003 and 2004, respectively. Audit-related services principally include due diligence in connection with acquisitions, accounting consultations and benefit plan audits.

TAX FEES.

         No  fees  were   incurred   during  fiscal  years  2003  and  2004  for
professional services rendered by BDO or Vasquez for tax compliance, tax advice and tax planning, including tax compliance, tax advice and tax planning.

ALL OTHER FEES.

         There were no fees incurred during fiscal years 2003 and 2004 for services rendered by BDO or Vasquez to the Company other than the services described above under "Audit Fees" and "Audit-Related Fees."

         The Audit Committee considered all these services in connection with Vasquez's audit of our 2004 financial statements and concluded that they were compatible with maintaining Vasquez's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BRILLIANT DIGITAL ENTERTAINMENT, INC.

                                 By:      /S/ KEVIN BERMEISTER
                                          -----------------------------------
                                          Kevin Bermeister
                                 Its: President, Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                    DATE

    /S/ KEVIN BERMEISTER             Chairman of the Board        April 29, 2005
------------------------------       of Directors, Chief
       Kevin Bermeister              Executive Officer,
                                     President and Acting
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

              *                      Director                     April 29, 2005
------------------------------
         Mark Miller

              *                      Director                     April 29, 2005
------------------------------
       Vincent Bitetti

              *                      Director                     April 29, 2005
------------------------------
          Ray Musci

              *                      Director                     April 29, 2005
------------------------------
           Abe Sher

*  By:  /S/ KEVIN BERMEISTER
       -----------------------
          Kevin Bermeister
         As Attorney-in-Fact

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

10.1           Registrant's  Fourth Amended and Restated 1996 Stock Option Plan.
               Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.+

10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.+

10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.+

10.4 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.+

10.5 Form of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
               10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.

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

10.60          Brilliant Digital Entertainment, Inc. Deferred Compensation Plan.
               Incorporated by reference to the Exhibit 10.8 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.+

10.61 Form of Brilliant Digital Entertainment, Inc. Deferred Compensation Relinquishment Opportunity Agreement. Incorporated by reference to the Exhibit 10.9 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.+

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

10.62 Standard Form Lease Agreement dated September 21, 2003 between the Registrant and Topanga & Victory Partners LP. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.63 Employment Agreement dated June 1, 2003 between the Registrant and Tyler Tarr. Incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.+

10.64 Executive Employment Agreement dated June 1, 2003 between the Registrant and Kevin Bermeister. Incorporated by reference to
               Exhibit 10.64 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.+

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

10.72 Letter Agreement Regarding Extension of Maturity Date dated September 26, 2004 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto.*

10.73 Form of Amendment Number Five to Secured Convertible Promissory Note originally dated May 23, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein.*

10.74 Form of Amendment Number Four to Secured Convertible Promissory Note originally dated December 19, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein.*

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

10.75 Form of Amendment No. Three to Warrant to Purchase Common Stock originally dated May 23, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.*

10.76 Form of Amendment No. Two to Warrant to Purchase Common Stock originally dated December 19, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.*

10.77          Form of Amendment No. One to Warrant to Purchase Common Stock
                originally dated March 30, 2004, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.*

10.78 Form of Amendment No. One to Warrant to Purchase Common Stock originally dated October 4, 2002, dated September 26, 2004, by and between Registrant and the holder to be set forth therein.*

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

21.1 Subsidiaries. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.

23.1           Consent of Vazquez & Company, LLP.*

23.2           Consent of BDO Seidman, LLP.*

24.1           Power of Attorney (included on signature page).*

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
----------
+ Indicates a management contract or compensatory plan.
* Previously filed on Form 10-KSB.