Form 10QSB
period 2005-03-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2005-05-16
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

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

                                 (818) 386-2180
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 42,857,153 shares issued and outstanding as of May 6, 2005.

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Condensed Consolidated Balance Sheet as of
          March 31, 2005 (unaudited)...........................................3

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (unaudited)...........4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 (unaudited)...........5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis or Plan of Operation ..........15

Item 3.   Controls and Procedures.............................................32

PART II   OTHER INFORMATION...................................................33

Item 6.   Exhibits............................................................33

Signatures....................................................................34

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                       MARCH 31,
                                                                         2005
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ..................................       $    490
    Restricted cash ............................................             75
    Accounts receivable, net ...................................          1,873
    Prepaid interest ...........................................          1,684
    Other assets, net ..........................................            110
                                                                       --------
Total current assets ...........................................          4,232
Property, plant and equipment, net .............................            103
License Rights .................................................            873
                                                                       --------
Total assets ...................................................       $  5,208
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ...........................................       $    880
    Accrued expenses, related parties ..........................          1,775
    Accrued expenses ...........................................            681
    Guaranteed minimum payments, related party .................            360
    Deferred revenue ...........................................              8
    Secured convertible promissory notes,
      including accrued interest ...............................          3,923
                                                                       --------
Total current liabilities ......................................          7,627
Other long term liabilities ....................................            142
Long-term Guaranteed Minimum Payments, related party ...........             90
                                                                       --------
Total liabilities ..............................................          7,859

Stockholders' deficit:
    Common stock ...............................................             47
    Additional paid-in capital .................................         73,125
    Accumulated deficit ........................................        (75,832)
    Unrealized gain on marketable securities and
    foreign exchange transactions ..............................              9
                                                                       --------
Total stockholders' deficit ....................................         (2,651)
                                                                       --------
Total liabilities and stockholders' deficit ....................       $  5,208
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                        -----------------------
                                                          2004           2005
                                                        --------       --------
                                                       (unaudited)   (unaudited)

Revenues:
      Marketing services .........................      $  1,840       $  1,304
      Licensing and other services ...............           543            401
      Digital content ............................           124             92
                                                        --------       --------
           Total revenues ........................         2,507          1,797

Costs and expenses:
     Costs of revenues ...........................           324            144
     Sales and marketing .........................           378            230
     General and administrative ..................         1,599            885
     Research and development ....................           118             82
     Depreciation and amortization ...............            13              3
                                                        --------       --------
                                                           2,432          1,344
                                                        --------       --------
Income (loss) from operations ....................            75            453
Other income (expense):
     Interest expense ............................          (432)        (1,057)
     Interest income .............................             3           --
                                                        --------       --------
     Total other income (expense) ................          (429)        (1,057)
                                                        --------       --------
Net income (loss) ................................          (354)          (604)
Foreign currency translation adjustment
   (net of tax effects) ..........................             1           --
                                                        --------       --------
Comprehensive income (loss) ......................      $   (353)      $   (604)
                                                        ========       ========

Basic and fully-diluted net income (loss)
   per share .....................................      $  (0.01)      $  (0.01)
                                                        ========       ========
Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share ...................        42,345         42,857
                                                        ========       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             2004        2005
                                                           --------    --------
                                                         (unaudited) (unaudited)
OPERATING ACTIVITIES
Net loss .........................................         $   (354)   $   (605)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
      Depreciation and amortization ..............               12           3

      Effect of accrued interest expense on
         convertible debt & capital funding ......               75         780

      Effect of warrant amortization related to
         purchase of license rights ..............              174         175
      Changes in operating assets and liabilities:
         Accounts receivable .....................             (358)         47
         Accrued expenses related party ..........             --          (323)
         Other assets ............................              153          12
         Accounts payable and accruals ...........               60         206
         Deferred revenue ........................              (29)        (24)
         Notes receivable ........................               52        --
         Guaranteed minimum payments due to related
            parties ..............................              (90)       (120)
         Other long-term liabilities .............                0        --
                                                           --------    --------
Net cash (used in) provided by operating activities            (305)        152

INVESTING ACTIVITIES
Purchase of equipment ............................              (16)          2
                                                           --------    --------
Net cash used in investing activities ............              (16)          2

FINANCING ACTIVITIES
Repayments of notes payable ......................             --           (35)
                                                           --------    --------
Net cash used in financing activities ............             --           (35)
                                                           ========    ========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (321)        115

Effect of exchange rate changes on cash ..........               13          62

Cash and cash equivalents at beginning of period .              880         313
                                                           --------    --------
Cash and cash equivalents at end of period .......         $    572    $    490
                                                           ========    ========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
   Interest ......................................         $   --         $ 148
                                                           ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

1.       BASIS OF PRESENTATION, RISKS AND GOING CONCERN UNCERTAINTY

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Brilliant Digital Entertainment, Inc. and consolidated subsidiaries (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as they have adequate time to process and record actual results from operations.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at March

31, 2005, had negative working capital of approximately $5,079,000 (excluding non-cash prepaid expense of $1,684,000 related to the issuance of warrants) and a stockholders' deficit of approximately $2,651,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In its report on the Company's financial statements for the year ended December 31, 2004, the Company's Independent Registered Public Accounting Firm included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

         At March  31,  2005,  $75,000  of cash was  pledged  as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the balance sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At March 31, 2005, the Company had a reserve of $127,000 to cover several customers from whom collectibility is uncertain.

         The Company's revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising agreements. Under the terms of the Company's agreement with Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a subsidiary of Ask Jeeves, Inc., the Company is paid a non-refundable bounty for the installation of a My Search toolbar on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of the toolbar. The Company recognizes revenue as installations are recorded, and as the gross profit share of paid searches is reported. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue therefrom. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The Company recognizes revenue when the conversions are made or impressions are delivered.

         Licensing and other services revenues are derived from the sub-licensing of the TruNames patent, business development services, and payment processing services. Under the terms of the Company's patent sublicense agreement with Sharman Networks Limited, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. The commission paid to the Company is a percentage of the gross revenue received by Sharman for each transaction entered into based solely on the Company's efforts. Revenue is recognized from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are amortized over the life of the contract or as earned. Revenue share fees are recognized as earned. The Company charges fees to Sharman Networks as a percentage of gross sales for the use of Altnet's payment processing gateway on the sale of certain software applications. The Company recognizes this as revenue when the end user pays for the software application.

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

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc., pursuant to which the Company acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the warrants with Kinetech, to accelerate vesting. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and was based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first three months of 2005, the Company has recorded $175,000 of amortization expense related to the patent, leaving an unamortized balance of $873,000 at March 31, 2005, which is reflected on the balance sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                             Amortization
                           Year                 Expense
                       ------------          ------------

                       2005                       523,000
                       2006                       350,000
                                             ------------
                       Total                 $    873,000
                                             ============

CONCENTRATION OF REVENUE RISK

         For the three months ended March 31, 2005, the Company generated approximately 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the three months ended March 31, 2005, Sharman contributed 27% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. Focus Interactive, Inc. contributed 73% of the Company's revenue, from the amortization of a non-recoupable signing bonus, bounties earned on activated installations of the My Search toolbar, and profit sharing on paid searches via the My Search toolbar.

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations of credit risk consist primarily of accounts receivable. The Company had $1,861,197 of accounts receivable from Focus Interactive, representing 99% of the Company's accounts receivable balance at March 31, 2005. The Company performs credit evaluations and generally does not require collateral.

         The Company maintains the majority of its cash and cash equivalents in one bank in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At March 31, 2005 the Company had approximately $473,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $17,000 in the Australian bank, which was not guaranteed.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. The Company paid Joltid $90,000 for services provided during the three months ended March 31, 2005, and had an outstanding trade payable to them of $19,176.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TruNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as its exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of March 31, 2005, the Company has an outstanding accounts payable balance to Sharman of $908,000, which is classified on the Balance sheet as Accrued Expenses Related Parties.

         As of March 31, 2005, the Company has an outstanding balance to Europlay Capital Advisors, LLC of $867,000, which is classified on the balance sheet as Accrued Expenses Related Parties.

4.       SIGNIFICANT AGREEMENTS

SECURED CONVERTIBLE PROMISSORY NOTES

         At March 31, 2005, the Company was indebted to its secured debt holders in the amount of $3,923,000, which indebtedness is due and payable on September 26, 2005. The principal and accrued interest is convertible by the holders into the Company's common stock at a price of $0.07 per share, for a total of 56,042,857 shares of common stock at March 31, 2005. In connection with this financing, the note holders received warrants to purchase up to an aggregate of 73,787,613 shares of common stock at a current exercise price of $0.07 per share.

         In connection with the extension of the maturity date of our senior secured notes, the Company agreed to make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $600,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 144,950,848 and 139,367,564 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the three months ended March 31, 2005 and 2004, respectively, because they were anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of March 31, 2005, the commitments under these leases were as follows:

                                      UNITED
                  YEAR                STATES            AUSTRALIA
                  ----              ----------          ---------
                  2005              $  14,000           $   4,500
                                    ----------          ---------
                                    $  14,000           $   4,500
                                    ==========          =========

         Rent expense was $37,000 and $20,000 for the three months ended March 31, 2004 and 2005, respectively.

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

         In September 2004, through its subsidiary Altnet, the Company filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "TruNames" patent which the Company licenses from Kinetech, Inc. In that filing the Company alleges that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured the Company's business.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the three months ended March 31, 2005 and 2004 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                        2004             2005
                                                      ---------       ---------
Net loss, as reported ..........................      $(354,000)      $(604,000)
Employee compensation expense ..................      $ (41,000)      $ (19,000)
Net loss, pro forma ............................      $(395,000)       (623,000)
Basic and diluted loss per share, as reported ..      $   (0.01)      $   (0.01)
Basic and diluted loss per share, pro forma ....      $   (0.01)      $   (0.01)

         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2005 and 2004, respectively: interest rates of 4.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 per share for stock options granted in 2004.

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

However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

9.       SUBSEQUENT EVENTS

         On April 28, 2005, the Company amended its Strategic Alliance and Distribution Agreement with Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a subsidiary of Ask Jeeves, Inc., to, among other things, modify the royalty and other economic terms of the agreement, provide for the payment by Focus of an additional advance against future royalties and other payments, and extend the term of the agreement for an additional year. The agreement now expires on July 26, 2006, unless terminated earlier in accordance with its terms.

         In May 2005, the Company's Board of Directors resolved to exercise an option to purchase from Joltid Ltd., 1,102,500 shares of common stock of its subsidiary, Altnet Inc. Upon acquisition of these shares from Joltid, the Company will own 100% of the outstanding capital stock of Altnet. In exchange for the Altnet shares, the Company will issue to Joltid, 7,000,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         We own 75.5% of the outstanding capital stock of Altnet and manage all of its day-to-day operations, and the remaining 24.5% is owned by Joltid, Ltd., the company from whom we license a substantial portion of Altnet's peer-to-peer technology. We increased our ownership of Altnet from 51% to the present 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. We also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which expires in May 2005, entitles us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of Brilliant's common stock. In May 2005, our Board of Directors resolved to exercise the option and acquire Joltid's remaining interest in Altnet. Prior to these transactions, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with Focus Interactive, Inc. (formerly know as The Excite Network, Inc.), now owned by Ask Jeeves, Inc., we are paid a non-refundable bounty for the installation of each My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We recently announced an online advertising revenue-sharing fund that will be split with top independent labels including V-2, Artemis, Epitaph/Anti, Side One Dummy and Palm, Simmons/Latham, and Koch Media, all Altnet music licensors. These labels will share the revenue generated from advertising that appears in the user interface of popular Peer to Peer applications. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we will receive a fee from the fund.

         Licensing and other services revenues are derived from our sublicense of rights to the TruNames patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense revenue on a monthly basis as earned. We negotiate with third parties that desire to enter into a business transaction with Sharman Networks relating to the Kazaa Media Desktop (or KMD) software application. We receive a percentage of the gross revenue received by Sharman Networks for each transaction entered into based solely on our efforts. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway. In early February 2005, we stopped processing payments for Kazaa Plus for which we were receiving a payment processing fee.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At March 31, 2005, we were indebted to our secured note holders in the amount of $3,923,000, and our trade payables, including related parties, were $3,336,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at March 31, 2005, had negative working capital of approximately $5,079,000 (excluding non-cash prepaid expense of $1,684,000 related to the issuance of warrants) and a stockholders' deficit of approximately $2,651,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2005, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2004 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues decreased 28% from $2,507,000 for the three months ended March 31, 2004 to $1,797,000 for the three months ended March 31, 2005. Revenues by groups of similar service were as follows:

             REVENUES                       2004           2005       NET CHANGE
---------------------------------     --------------  --------------  ----------
Marketing services...............         $1,840,000     $ 1,304,000       (29%)
Licensing and other services.....            543,000         401,000       (26%)
Digital content..................            124,000          92,000       (26%)

                                      --------------  --------------  ----------
Total Revenue....................         $2,507,000       1,797,000       (28%)
                                      ==============  ==============  ==========

         Marketing services revenue decreased to $1,304,000 for the three months ended March 31, 2005 primarily as a result of a decrease in revenue from our agreement with Focus Interactive, Inc. Licensing and other services revenues decreased to $401,000 for the three months ended March 31, 2005 from $543,000 for the three months ended March 31, 2004, due to a decrease in payment processing revenues as a result of our discontinuation of processing Kazaa Plus transactions that occurred in early February 2005. Digital content revenue decreased from $124,000 for the three months ended March 31, 2004, to $92,000 for the three months ended March 31, 2005 primarily as a result of a decrease in software sales through the Altnet Network.

         COST OF REVENUES. Cost of revenues decreased from $324,000 for the three months ended March 31, 2004, to $144,000 for the three months ended March 31, 2005. This net decrease of $180,000 is primarily related to a substantial decrease in the costs associated with the operation of our payment gateway services of $154,000 as a result of our discontinuation of processing for Kazaa Plus, a decrease of $14,000 relating to a decrease in production payroll and a decrease of $9,000 in web hosting costs.

         SALES AND MARKETING. Sales and marketing expenses decreased by 39% from $378,000 for the three months ended March 31, 2004 to $230,000 for the three months ended March 31, 2005. The net decrease of $148,000 in 2005 is due primarily to a reduction in marketing and promotion costs of $119,000 spent to support our marketing efforts for the Altnet network, and a reduction in commissions of $28,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses decreased $714,000, or 45%, from $1,599,000 for the three months ended March 31, 2004 to $885,000 for the three months ended March 31, 2005. This decrease is primarily attributable to payroll related cost savings of $338,000, decrease in legal costs of $178,000, decrease of $41,000 in bad debts and $50,000 in Public Relations costs, $23,000 in insurance and $16,000 in rent.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $118,000 for the three months ended March 31, 2004 to $82,000 for the three months ended March 31, 2005, as most of the development costs incurred for the development of our Peer Points program and our payment gateway have been incurred.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $13,000 for the three months ended March 31, 2004 as compared to $3,000 for the three months ended March 31, 2005, as many of the depreciable assets have been fully depreciated.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense. Other income and expense increased from net expense of $429,000 for the three months ended March 31, 2004 to a net expense of $1,057,000 for the three months ended March 31, 2005. During the three months ended March 31, 2005, interest expense included interest accrued on outstanding convertible promissory notes and an additional $976,000 of amortized debt issuance costs associated with the agreement to further extend the maturity date of the indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, our cash and cash equivalents totaled approximately $490,000. This is an increase of $115,000 as compared to December 31, 2004. As of March 31, 2005, we had a working capital deficit of $5,079,000 (excluding non-cash prepaid expense of $1,684,000 related to the issuance of warrants). Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $1,775,000 which are over 90 days past due, and $3,923,000 of secured indebtedness.

         Subsequent to March 31, 2005, we received an advance payment from Focus Interactive, Inc. in connection with an extension of our agreement with Focus. These net proceeds we received comprise our portion of an advance against future royalties and other payments. The agreement now expires on July 26, 2006, unless terminated earlier in accordance with its terms.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding. There can be no assurance that with any additional financing, higher cash flows will be generated by operations.

CASH FLOWS

         Cash flows from operating, investing and financing activities for the three months ended March 31, 2005 and 2004 are summarized in the following table:

ACTIVITY:                                          2004                  2005
------------------------------------            ---------             ---------

Continuing Operations ..............            $(305,000)            $ 152,000
Investing ..........................              (16,000)                2,000
Financing ..........................                 --                 (35,000)

         During the three months ended March 31, 2005 we had a net increase in cash of $115,000. The net increase in cash from operating activities during the three months ended March 31, 2005 was primarily the result of the net loss of $604,000, a decrease of $120,000 in guaranteed minimum payments, and a $323,000 decrease in accrued expenses. These amounts were offset primarily by $780,000 in non-cash interest expense, $175,000 in non-cash warrant amortization and an increase of $206,000 in accounts payable and accrued expenses.

         At March 31, 2005, 99% of the accounts receivable was outstanding from a single customer. Cash necessary to fund operations and for other purposes is heavily dependent on the receipts from this customer. If this customer were unable to honor its accounts receivable, the cash required to fund operations and for other purposes would not be available and our financial condition would be materially adversely affected.

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

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims, and defending against any other actions brought by these or similarly situated plaintiffs in Australia, the United States or other jurisdictions, could require a significant use of cash during 2005 and beyond. If the legal expenses and other costs of defense are not covered for by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and our results of operations and financial condition would be materially adversely affected. A decision in this matter is expected during the second quarter of 2005.

CONTRACTUAL OBLIGATIONS

         At March 31, 2005, we were indebted to its secured debt holders in the amount of $3,923,000, which indebtedness is due and payable on September 26, 2005. The principal and accrued interest is convertible by the holders into our common stock at a price of $0.07 per share, for a total of 56,042,857 shares of common stock at March 31, 2005. In connection with this financing, the note holders received warrants to purchase up to an aggregate of 73,787,613 shares of common stock at a current exercise price of $0.07 per share.

         In connection with the extension of the maturity date of our senior secured notes, we agreed to make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $600,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         In December 2004, the FASB issued SFAS No. 123 (revised), ACCOUNTING FOR STOCK BASED COMPENSATION, which supersedes Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. The Company currently applies APB Opinion No. 25 in accounting for its stock based compensation (options). The amended provisions of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operation for the year ended December 31, 2004.

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

       RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2005, our cash balance was approximately $490,000 and we had a working capital deficit of $5,079,000 (excluding non-cash prepaid expense of $1,684,000 related to the issuance of warrants).
Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We realized a comprehensive loss of $604,000 for the three months ended March 31, 2005. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2005 we had an accumulated deficit of approximately $76 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of brand promotion, sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

         Our business model assumes that our growth and substantially all of our future revenues will be derived from our Altnet peer-to-peer business, which only became operational in the fourth quarter of 2002. This business model is not yet proven and we cannot make assurances that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. Primarily as a result of our continued losses, our independent public accountants included an explanatory paragraph in its opinion on our financial statements wherein they expressed substantial doubt about our ability to continue as a going concern.

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS. At March 31, 2005, we had outstanding $3,923,000 of senior secured indebtedness which is evidenced by convertible promissory notes due September 26, 2005, which indebtedness is convertible by the note holders into shares of our common stock at a price of $0.07 per share. The conversion of the promissory notes would increase the number of shares outstanding and result in dilution to our other stockholders.

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

         The table below sets forth the number of shares of our common stock that could be acquired by the holders upon conversion of the principal amount and accrued interest of promissory notes, and the percentages of our outstanding common stock that the shares issued upon conversion would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2005, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.06 on March 29, 2005, and on assumed closing share prices of $0.045, $0.03 and $0.15, which prices represent a 25%, 50% and 75% decline, respectively, in our March 29, 2005 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes. The percentages are also based on 42,857,153 shares of our common stock outstanding on March 29, 2005.

PERCENTAGE DECLINE IN                                              PERCENTAGE OF
   MARCH 29, 2005            ASSUMED           SHARES OF           OUTSTANDING
    CLOSING PRICE         CLOSING PRICE      COMMON STOCK          COMMON STOCK
----------------------    -------------      -------------         ------------
         --                   $0.06             71,298,955             62.5%
         25%                  $0.045            95,065,274             68.9%
         50%                  $0.03            142,597,911             76.9%
         75%                  $0.015           285,195,821             86.9%

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

         The following table illustrates as of March 29, 2005, the number of shares issued and outstanding as, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                       SHARES OF        DILUTED
SECURITY                                             COMMON STOCK       SHARES
-----------------------------------------------      ------------     ----------

Outstanding Common Stock ......................        42,857,153         33.2%
Secured Convertible Promissory Notes,
  with accrued interest .......................        61,113,390         47.3%
Outstanding Warrants(1) .......................              --            --
Outstanding Options ...........................       25,142,976         19.5%
                                                      -----------        -----
  Fully Diluted Shares of Common Stock(2) .....       129,113,519          100%

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

                                                                      PERCENTAGE
                                                                       OF FULLY
                                                       SHARES OF        DILUTED
SECURITY                                             COMMON STOCK       SHARES
-----------------------------------------------      ------------     ----------
Outstanding Common Stock ......................        42,857,153         17.7%
Secured Convertible Promissory
  Notes, with accrued interest ................        61,113,390         25.3%
Outstanding Warrants ..........................       112,736,145         46.6%
Outstanding Options ...........................        25,142,976         10.4%
                                                      -----------        -----
  Fully Diluted Shares of Common Stock ........       241,849,664        100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $3,923,000 at March

31, 2005. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

         o the introduction or enhancement of software products and technology by us and our competitors,

         o our ability to operate and expand our Altnet peer-to-peer business; and

         o        our ability to fund our legal fees.

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

       RISKS RELATED TO OUR BUSINESS

         WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM OUR AGREEMENT WITH FOCUS INTERACTIVE, INC. We recognized installation bounties and search revenues from our Strategic Alliance, Marketing and Distribution Agreement with Focus Interactive, Inc., totaling $1,288,000 and $6,076,000 during the three months ended March 31, 2005 and fiscal 2004, respectively, representing 72% and 69% of our total revenues during such periods. If Focus breaches its obligations to us under our agreement, or the agreement terminates prior to its expiration date in July, 2006, our revenues and cash flows from operations will be materially adversely affected.

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

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN NETWORKS COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman Networks for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the Kazaa Media Desktop in response to end user search requests. Additionally, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman Networks, as a result of our efforts. We also receive a monthly license fee from Sharman networks in connection with our sub-licensing of the TruNames patent to them. If we do not maintain our strategic relationship with Sharman Networks, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would adversely impact (1) the future distribution of our Altnet software, and (2) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the twelve months ended March 31, 2005, we generated approximately 100% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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

ITEM 3.       CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer, President and acting Chief Financial Officer, Kevin Bermeister, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Bermeister concluded that our disclosure controls and procedures are effective.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


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

                                BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date: May 16, 2005                 /S/ KEVIN BERMEISTER
                                ------------------------------------------------
                                By:    Kevin Bermeister
                                Its:   President, Chief Executive Officer and
                                       Acting Chief Financial Officer (Principal
                                       Financial and Accounting Officer)