Form 10QSB
period 2005-06-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2005-08-18
CIK 1022844

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                               Yes [X]   No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 56,523,820 issued and outstanding as of August 6, 2005

         Transitional Small Business Disclosure Format (check one):


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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheet as of
         June 30, 2005 (unaudited).............................................3

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 2005
         and June 30, 2004 (unaudited).........................................4

         Consolidated Statement of Stockholders' Deficit (unaudited)...........5

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2005 and
         June 30, 2004 (unaudited).............................................6

         Notes to Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........16

Item 3.  Controls and Procedures..............................................33

PART II  OTHER INFORMATION....................................................34

Item 6.  Exhibits.............................................................34

         Signatures...........................................................35

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                        JUNE 30,
                                                                         2005
                                                                       --------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents ..................................       $  1,976
    Restricted cash ............................................             75
    Accounts receivable, net ...................................              8
    Accounts receivable, related parties .......................            495
    Prepaid interest ...........................................            828
    Other assets, net ..........................................            142
                                                                       --------
Total current assets ...........................................          3,524
Property, plant and equipment, net .............................             99
License rights .................................................            699
                                                                       --------
Total assets ...................................................       $  4,322
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable ...........................................       $    686
    Accrued expenses, related parties ..........................            730
    Accrued expenses ...........................................          1,044
    Guaranteed minimum payments, related party .................            360
    Deferred revenue ...........................................            804
    Secured convertible promissory notes, including
       accrued interest ........................................          3,849
                                                                       --------
Total current liabilities ......................................          7,473
Other long term liabilities ....................................            142
Long-term guaranteed minimum payments, related party ...........             90
                                                                       --------
Total liabilities ..............................................          7,705

Stockholders' deficit:
    Common stock ...............................................             61
    Additional paid-in capital .................................         73,862
    Accumulated deficit ........................................        (77,367)
    Unrealized gain on marketable securities and
       foreign exchange transactions ...........................             61
                                                                       --------
Total stockholders' deficit ....................................         (3,383)
                                                                       --------
Total liabilities and stockholders' deficit ....................       $  4,322
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 THREE MONTHS             SIX MONTHS
                                                ENDED JUNE 30,          ENDED JUNE 30,
                                             --------------------    --------------------
                                               2005        2004        2005        2004
                                             --------    --------    --------    --------
                                                             (unaudited)
Revenues:
      Marketing services .................   $  1,011    $  1,588    $  2,314    $  3,428
      Licensing and other services .......        360         523         761       1,065
      Digital content ....................         66         104         158         229
                                             --------    --------    --------    --------
           Total revenues ................      1,437       2,215       3,233       4,722

Costs and expenses:
     Costs of revenues ...................        113         265         257         589

     Sales and marketing .................        151         286         381         664
     General and administrative ..........        851       1,731       1,736       3,331
     Research and development ............        115         116         197         231
     Depreciation and amortization .......         10           8          13          22
     Loss on impairment of Big Seven .....        400        --           400        --
     Loss on impairment of Altnet purchase        350        --           350        --
                                             --------    --------    --------    --------
                                                1,990       2,406       3,333       4,837
                                             --------    --------    --------    --------
Loss from operations .....................       (553)       (191)       (100)       (115)
Other income (expense):
     Other Income ........................       --             2           1           4
     Interest expense ....................       (963)     (2,009)     (2,020)     (2,441)
                                             --------    --------    --------    --------
     Total other income (expense) ........       (963)     (2,007)     (2,019)     (2,437)
                                             --------    --------    --------    --------
Net loss .................................     (1,516)     (2,198)     (2,119)     (2,552)
Unrealized gain marketable securities ....       --          --          --          --
Foreign currency translation adjustment
   (net of tax effects) ..................        (19)         15         (19)         82
                                             --------    --------    --------    --------
Comprehensive loss .......................   $ (1,535)   $ (2,183)   $ (2,138)   $ (2,470)
                                             ========    ========    ========    ========

Basic and fully-diluted net income (loss)
   per share .............................   $  (0.03)   $  (0.05)   $  (0.05)   $  (0.06)
                                             ========    ========    ========    ========
Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share ...........     47,312      42,857      45,085      42,601
                                             ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)
                                  (unaudited)

                                                                                    UNREALIZED
                                                                                     GAIN ON
                                                                                    MARKETABLE
                                     COMMON STOCK                                   SECURITIES
                               -----------------------                                 AND
                                                         ADDITIONAL                  FOREIGN
                                 NO. OF                   PAID-IN     ACCUMULATED    EXCHANGE
                                 SHARES       AMOUNT      CAPITAL       DEFICIT    TRANSACTIONS      TOTAL
                               ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2004   41,916,610   $       47   $   73,125   $  (75,228)   $       71    $   (1,985)
    Grant of warrants ......         --           --           --           --            --            --
    Issuance of shares to
       acquire remaining
       shares of subsidiary     7,000,000   $        7   $      343         --            --             350
    Issuance of shares to
       acquire Big Seven ...    6,666,667   $        7   $      393         --            --             400
    Foreign exchange
       translation .........         --           --           --           --             (10)          (10)
   Net loss ................         --           --           --         (2,138)         --          (2,138)
                               ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT JUNE 30, 2005 ...   55,583,277   $       61   $   73,861   $  (77,366)   $       61    $   (3,383)

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                             ------------------
                                                               2004       2005
                                                             -------    -------
                                                                 (unaudited)
OPERATING ACTIVITIES
Net loss .................................................   $(2,552)   $(2,138)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
     Depreciation and amortization .......................        22         13
     Effect of accrued interest expense on convertible
        debt and capital funding .........................       150       --
     Effect of amortization of debt issuance costs .......     1,934      1,652
     Effect of warrant amortization related to
        purchase of license rights .......................       349        349
     Impairment Loss on Altnet and Big Seven purchase ....      --          750

     Changes in operating assets and liabilities:
        Accounts receivable ..............................        75      1,912
        Accounts receivable related party ................      --         (495)
        Accrued expenses related party ...................      --       (1,429)
        Accrued expenses .................................      --          388
        Other assets .....................................       342        (20)
        Accounts payable and accruals ....................      (518)        48
        Deferred revenue .................................       (32)       772
        Notes receivable .................................        66       --
        Guaranteed minimum payments due to related
           parties .......................................      (150)      (120)
                                                             -------    -------
Net cash (used in) provided by operating activities ......      (314)     1,682

INVESTING ACTIVITIES
Purchase of equipment ....................................       (33)        (1)
                                                             -------    -------
Purchase of technology ...................................      --           (3)
                                                             -------    -------
Net cash used in investing activities ....................       (33)        (4)

FINANCING ACTIVITIES
Repayments of notes payable ..............................       (50)        (5)
                                                             -------    -------
Net cash used in financing activities ....................   $   (50)   $    (5)
                                                             =======    =======

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      (397)     1,673

Effect of exchange rate changes on cash ..................        26        (10)
Cash and cash equivalents at beginning of period .........       880        313
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $   509    $ 1,976
                                                             =======    =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ..............................................   $  --      $   149
                                                             =======    =======

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at June

30, 2005, had negative working capital of approximately $4,777,000 (excluding non-cash prepaid expense of $828,000 related to the issuance of warrants) and a stockholders' deficit of approximately $3,383,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In its report on the Company's financial statements for the year ended December 31, 2004, the Company's Independent Registered Public Accounting Firm included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

         At June  30,  2005,  $75,000  of cash  was  pledged  as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the balance sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At June 30, 2005, the Company had a reserve of $127,000 to cover several customers from whom collectibility is uncertain.

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

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc., pursuant to which the Company acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the warrants with Kinetech, to accelerate vesting. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and was based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first six months of 2005, the Company has recorded $350,000 of amortization expense related to the patent, leaving an unamortized balance of $699,000 at June 30, 2005, which is reflected on the balance sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                               Amortization
                       Year                      Expense
                   ------------                ------------

                   2005                             349,000
                   2006                             350,000
                                               ------------
                   Total                       $    699,000
                                               ============

CONCENTRATION OF REVENUE RISK

         For the six months ended June 30, 2005, the Company generated approximately 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the six months ended June 30, 2005, Sharman contributed 29% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. Focus Interactive, Inc. contributed 71% of the Company's revenue from bounties earned on activated installations of the My Search toolbar, and profit sharing on paid searches via the My Search toolbar.

         The Company maintains the majority of its cash and cash equivalents in one bank in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At June 30, 2005 the

Company had approximately $ 1,922,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $54,000 in the Australian bank, which was not guaranteed.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. We now own 100% of the outstanding capital stock of Altnet having acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 7,000,000 shares of Brilliant's common stock. At the time we acquired the shares, we determined that the asset was impaired and we recorded an impairment charge for the full value of the purchase, totaling $350,000. The Company paid Joltid $120,000 for services provided during the six months ended June 30, 2005, and had an outstanding trade payable to them of $19,176.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TruNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as its exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of June 30, 2005, the Company has an outstanding accounts receivable balance from Sharman of $495,000, which is classified on the balance sheet as Accounts Receivable Related Party.

         As of June 30, 2005, the Company has an outstanding balance to Europlay Capital Advisors, LLC of $730,000 which is classified on the balance sheet as Accrued Expenses Related Parties.

4.       SIGNIFICANT AGREEMENTS

SECURED CONVERTIBLE PROMISSORY NOTES

         At June 30, 2005, the Company was indebted to its secured debt holders in the amount of $3,849,000, which indebtedness is due and payable on September 26, 2005. The principal and accrued interest is convertible by the holders into the Company's common stock at a price of $0.07 per share, for a total of 55,123,107 shares of common stock at June 30, 2005. In connection with this financing, the note holders received warrants to purchase up to an aggregate of 73,787,613 shares of common stock at a current exercise price of $0.07 per share.

         In connection with the extension of the maturity date of our senior secured notes, the Company agreed to make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $600,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

         On April 28, 2005, the Company amended its Strategic Alliance and Distribution Agreement, dated April 14, 2003, with Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a subsidiary of Ask Jeeves, Inc., to modify the royalty and other economic terms of the Agreement, provide for the payment by Focus of an additional advance against future royalties and other payments, and extend the term of the agreement for an additional year. The agreement with Focus now expires on July 26, 2006, unless terminated earlier in accordance with its terms. Under the terms of the amendments, we have recorded only our portion of the advance payment less commission received from Focus as deferred revenue. Under the terms of our Strategic Alliance and Distribution Agreement, dated April 14, 2003, as amended in April 2005, we have received from Focus Interactive, Inc. $1,360,000, which is our portion of an advance against future payments less commissions. This amount has been recorded as deferred revenue in the amount of $804,000. A contingent liability exists, on default of the Agreement, to the extent that we are required to pay back to Focus the amount of any unearned advance (recorded as deferred revenue) that we received and any unearned advances that were paid to the other parties benefiting from the Agreement. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. We anticipate receiving only small cash payments from Focus until approximately December, 2005, when we expect the remaining portion of the advance to be fully earned.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 150,052,296 and 139,367,564 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the six months ended June 30, 2005 and 2004, respectively, because they were anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of June 30, 2005, the commitments under these leases were as follows:

                     YEAR            UNITED STATES        AUSTRALIA
                     ----            -------------        ---------
                     2005              $ 8,000            $ 3,000

         Rent expense was $74,000 and $40,000 for the six months ended June 30, 2004 and 2005, respectively.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman Networks Limited, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. The Company believes these allegations are without merit, and has vigorously defended against these claims and is awaiting a decision by the Court in this case, which is expected in the 2005 third quarter.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the three months ended June 30, 2005 and 2004 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                         2005          2004
                                                     -----------    -----------

Net loss, as reported ............................   $(2,138,000)   $(2,470,000)
Employee compensation expense ....................   $   (19,000)   $   (82,500)
Net loss, pro forma ..............................   $(2,157,000)   $(2,552,500)
Basic and diluted loss per share, as reported ....   $     (0.05)   $     (0.06)
Basic and diluted loss per share, pro forma ......   $     (0.05)   $     (0.06)

         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2005 and 2004, respectively: interest rates of 4.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 per share for stock options granted in 2004 and 2005.

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

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         We own 100% of the outstanding capital stock of Altnet and manage all of its day-to-day operations. We acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 7,000,000 shares of Brilliant's common stock. Joltid, Ltd. is the company from whom we license a substantial portion of Altnet's peer-to-peer technology. Previously, we increased our ownership of Altnet from 51% to 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 7,000,000 shares of Brilliant's common stock. We also issued to Joltid 1,000,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which was scheduled to expire in May 2005, entitled us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 7,000,000 shares of

Brilliant's common stock, with a value of $350,000. In May 2005, we exercised the option and acquired Joltid's remaining interest in Altnet. Prior to these transactions, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

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

         o An unfavorable outcome to the Australian litigation in which we are involved.

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

         A decision in the Australian litigation in which we and certain of our subsidiaries and officers are involved is expected in the third quarter of 2005. If a decision is rendered against us in this litigation, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either or both such results would have a material adverse affect on our ability to continue as a going concern.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At June 30, 2005, we were indebted to our secured note holders in the amount of $3,849,000, and our trade payables, including related parties, were $2,460,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at June 30, 2005, had negative working capital of approximately $4,777,000 (excluding non-cash prepaid expense of $828,000 related to the issuance of warrants) and a stockholders' deficit of approximately $3,383,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2005, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2004 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

         On June 16, 2005, we issued 6,666,667 shares of our Common Stock to Harris Toibb, with a value of $400,000, in exchange for all of the ownership interests in Big Seven Entertainment, LLC. The shares were issued to Harris Toibb in accordance with the terms of that certain Assignment of Rights Agreement, dated June 15, 2005, among Harris Toibb, Michael Toibb and Omni Management Group, LLC, and acknowledged by us, whereby Michael Toibb assigned to Harris Toibb, in consideration of a cash payment, Michael Toibb's rights under that certain Settlement Agreement and Mutual Release, dated as of June 16, 2004, among us, Big Seven Entertainment, LLC, Michael Toibb and the other parties thereto. Pursuant to the terms of the Settlement Agreement and Mutual Release, we agreed to acquire from Michael Toibb, on or before the first anniversary of the date of the Settlement Agreement and Mutual Release, all of the ownership interest in Big Seven Entertainment, LLC in exchange for the issuance of 6,666,667 shares of our Common Stock.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues decreased 32% from $4,722,000 for the six months ended June 30, 2004 to $3,233,000 for the six months ended June 30, 2005. Revenues by groups of similar service were as follows:

                REVENUES                   2004          2005       NET CHANGE
------------------------------------    ----------    ----------    ----------

Marketing services .................    $3,428,000    $2,314,000           (32%)
Licensing and other services .......     1,065,000       761,000           (29%)
Digital content ....................       229,000       158,000           (31%)
                                        ----------    ----------    ----------
Total Revenue ......................    $4,722,000    $3,233,000           (32%)
                                        ==========    ==========    ==========

         Marketing services revenue decreased to $2,314,000 for the six months ended June 30, 2005 primarily as a result of a decrease in revenue from our agreement with Focus Interactive, Inc. Licensing and other services revenues decreased to $761,000 for the six months ended June 30, 2005 from $1,065,000 for the six months ended June 30, 2004, due to a decrease in payment processing revenues as a result of our discontinuation of processing Kazaa Plus transactions that occurred in early February 2005. Digital content revenue decreased from $229,000 for the six months ended June 30, 2004, to $158,000 for the six months ended June 30, 2005 primarily as a result of a decrease in software sales through the Altnet Network.

         COST OF REVENUES. Cost of revenues decreased from $589,000 for the six months ended June 30, 2004, to $ 257,000 for the six months ended June 30, 2005. This net decrease of $332,000 is primarily related to a substantial decrease in the costs associated with the operation of our payment gateway services of $313,000 as a result of our discontinuation of processing for Kazaa Plus.

         SALES AND MARKETING. Sales and marketing expenses decreased by 43% from $664,000 for the six months ended June 30, 2004 to $381,000 for the six months ended June 30, 2005. The net decrease of $283,000 in 2005 is due primarily to a reduction in marketing and promotion costs of $193,000 spent to support our marketing efforts for the Altnet network, and a reduction in commissions of $90,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses decreased $1,595,000, or 48%, from $3,331,000 for the six months ended June 30, 2004 to $1,736,000 for the six months ended June 30, 2005. This decrease is primarily attributable to payroll related cost savings of $566,000 and decreases in legal costs of $740,000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $231,000 for the six months ended June 30, 2004 to $197,000 for the six months ended June 30, 2005, as most of the development costs incurred for the development of our Peer Points program and our payment gateway have been incurred.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $22,000 for the six months ended June 30, 2004 as compared to $13,000 for the six months ended June 30, 2005, as many of the depreciable assets have been fully depreciated.

         LOSS ON IMPAIRMENT OF BIG SEVEN AND ALTNET. At the time we acquired the remaining shares of Altnet from Joltid and purchased the shares of Big Seven, we determined that both Big Seven and Altnet were impaired and we recorded an impairment charge for the full value of the purchases, totaling $750,000.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense. Other income and expense decreased from net expense of $2,437,000 for the six months ended June 30, 2004 to a net expense of $2,019,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, interest expense included interest accrued on outstanding convertible promissory notes and an additional $1,832,000 of amortized debt issuance costs associated with the agreement to further extend the maturity date of the indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, our cash and cash equivalents totaled approximately $1,976,000. This is an increase of $1,673,000 as compared to December 31, 2004. As of June 30, 2005, we had a working capital deficit of $ 4,777,000 (excluding non-cash prepaid expense of $828,000 related to the issuance of warrants). Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $730,000 which are over 90 days past due, and $3,849,000 of secured indebtedness.

         Our cash and cash equivalents at June 30, 2005 included $1,360,000 of an advance against future payments due us from Focus Interactive, Inc. under our Strategic Alliance and Distribution Agreement, dated April 14, 2003, as amended in April 2005. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. We anticipate receiving only small cash payments from Focus until approximately December, 2005, when we expect the remaining portion of the advance to be fully earned.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding. There can be no assurance that with any additional financing, higher cash flows will be generated by operations.

CASH FLOWS

         Cash flows from operating, investing and financing activities for the six months ended June 30, 2005 and 2004 are summarized in the following table:

ACTIVITY:                                          2004                 2005
--------------------------------------         -----------          -----------

Continuing Operations ................         $  (314,000)         $ 1,682,000
Investing ............................         $   (33,000)         $    (4,000)
Financing ............................         $   (50,000)         $    (5,000)

         During the six months ended June 30, 2005 we had a net increase in cash of $1,673,000. The net increase in cash from operating activities during the six months ended June 30, 2005 was primarily the result of the net loss of $2,138,000, a decrease of $120,000 in guaranteed minimum payments, and a $1,041,000 decrease in accrued expenses. These amounts were offset primarily by $1,652,000 in non-cash interest expense, $349,000 in non-cash warrant amortization, $1,417,000 in accounts receivable, an increase of $772,000 in deferred revenue and an impairment loss of $750,000.

         We are not generating sufficient cash flow to meet our monthly obligations and pay our existing current liabilities and secured debt which is due in September 2005. While we have been successful in the past working with our secured debt holders to achieve short term extensions, and will continue working with our secured debt holders and unsecured creditors to restructure our obligations, there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures or trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims, and defending against any other actions brought by these or similarly situated plaintiffs in Australia, the United States or other jurisdictions, could require a significant use of cash during 2005 and beyond. If the legal expenses and other costs of defense are not covered for by our insurance policies or reimbursed by third parties pursuant to indemnification agreements, the cash required to pay for these costs and expenses would not be available for other purposes and our results of operations and financial condition would be materially adversely affected. A decision in this matter is expected during the third quarter of 2005. If a decision is rendered against us in this litigation, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either or both such results would have a material adverse affect on our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

         At June 30, 2005, we were indebted to our secured debt holders in the amount of $3,849,000, which indebtedness is due and payable on September 26, 2005. The principal and accrued interest is convertible by the holders into our common stock at a price of $0.07 per share, for a total of 55,123,107 shares of common stock at June 30, 2005. In connection with this financing, the note holders received warrants to purchase up to an aggregate of 73,787,610 shares of common stock at a current exercise price of $0.07 per share.

         In connection with the extension of the maturity date of our senior secured notes, we agreed to make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $600,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

         Unless we are able to raise additional capital, which we do not believe will occur, we will not have sufficient cash at September 26, 2005 to repay the senior secured notes. Accordingly, we are again seeking to extend the maturity date of the notes. We cannot make assurances that the note holders will agree to an extension at all or on terms that do not result in significant additional dilution to holders of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

         In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

         SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

         SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.

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

       RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2005, our cash balance was approximately $1,976,000 and we had a working capital deficit of $4,777,000 (excluding non-cash prepaid expense of $828,000 related to the issuance of warrants). Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We realized a comprehensive loss of $2,138,000 for the six months ended June 30, 2005. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2005 we had an accumulated deficit of approximately $77 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS. At June 30, 2005, we had outstanding $3,849,000 of senior secured indebtedness which is evidenced by convertible promissory notes due September 26, 2005, which indebtedness is convertible by the note holders into shares of our common stock at a price of $0.07 per share. The conversion of the promissory notes would increase the number of shares outstanding and result in dilution to our other stockholders.

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

         The table below sets forth the number of shares of our common stock that could be acquired by the holders upon conversion of the principal amount and accrued interest of promissory notes, and the percentages of our outstanding common stock that the shares issued upon conversion would represent. The amounts assume conversion on the maturity date of the promissory notes on September 26, 2005, and include all interest that would accrue on the entire principal amount of the promissory notes through such date. The share amounts and percentages are based on our closing share price of $0.07 on August 8, 2005, and on assumed closing share prices of $0.053, $0.035 and $0.018, which prices represent a 25%, 50% and 75% decline, respectively, in our August 8, 2005 closing share price. The table assumes that we would issue additional securities at these prices, and thus trigger the price adjustment provisions of the notes. The percentages are also based on 56,523,820 shares of our common stock outstanding on August 8, 2005.

PERCENTAGE DECLINE IN                                              PERCENTAGE OF
   AUGUST 8, 2005             ASSUMED            SHARES OF         OUTSTANDING
    CLOSING PRICE          CLOSING PRICE        COMMON STOCK       COMMON STOCK
---------------------      -------------        ------------       ------------
         --                    $0.070            54,768,962           49.2%
         25%                   $0.053            72,336,364           56.1%
         50%                   $0.035           109,537,923           66.0%
         75%                   $0.018           212,990,407           79.0%

         Additionally, we anticipate that during the remainder of 2005, we may need to raise additional capital, as our current operations are only generating a modest positive cash flow. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         The following table illustrates as of August 8, 2005, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants:

                                                                     PERCENTAGE
                                                                      OF FULLY
                                                    SHARES OF          DILUTED
SECURITY                                           COMMON STOCK        SHARES
---------------------------------------------      -----------      ------------

Outstanding Common Stock ....................       56,523,820             41.1%
Secured Convertible Promissory Notes,
  with accrued interest .....................       54,768,962             39.8%
Outstanding Warrants(1) .....................             --               --
Outstanding Options .........................       26,277,769             19.1%
                                                   -----------      -----------
  Fully Diluted Shares of Common Stock(2) ...      137,570,551            100.0%

(1) For purposes of this table, we have only included warrants that are "in-the-money" (the exercise price of the warrants is below the price of our common stock), and the number of shares of common stock underlying the outstanding warrants has been calculated on a "cashless" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock with a value equal to (i) the total value of the shares underlying the warrants less (ii) the aggregate exercise price of the warrants, and is calculated based on the closing sales price of our common stock on the Over the Counter Bulletin Board on August 8, 2005, which was $0.07.

(2) This number excludes (i) 8,305,799 shares that have been reserved for issuance under our 1996 Stock Option Plan that were not the subject of an outstanding stock option or other award at August 8, 2005, and (ii) 112,970,431 shares underlying warrants that have exercise prices ranging from $0.07 to $0.6096 per share, and thus not "in-the-money."

         The following table illustrates as of August 8, 2005, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held:

                                                                     PERCENTAGE
                                                                      OF FULLY
                                                    SHARES OF          DILUTED
SECURITY                                           COMMON STOCK        SHARES
---------------------------------------------      -----------      ------------

Outstanding Common Stock ....................       56,523,820             22.6%
Secured Convertible Promissory Notes, with
  accrued interest ..........................       54,768,962             21.9%
Outstanding Warrants ........................      112,970,431             45.1%
Outstanding Options .........................       26,277,769             10.4%
                                                   -----------      -----------
  Fully Diluted Shares of Common Stock ......      250,540,982            100.0%

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $3,849,000 at June 30, 2005. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

         FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

         o the introduction or enhancement of software products and technology by us and/or our competitors,

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

       RISKS RELATED TO OUR BUSINESS

         WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM OUR AGREEMENT WITH FOCUS INTERACTIVE, INC. We recognized installation bounties and search revenues from our Strategic Alliance, Marketing and Distribution Agreement with Focus Interactive, Inc., totaling $2,289,000 and $6,076,000 during the six months ended June 30, 2005 and fiscal 2004, respectively, representing 71% and 69% of our total revenues during such periods. If Focus breaches its obligations to us under our agreement, or the agreement terminates prior to its expiration date in July, 2006, our revenues and cash flows from operations will be materially adversely affected.

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

         OUR FAILURE TO MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTION PARTNERS COULD REDUCE THE NUMBER OF ALTNET PEER-TO-PEER APPLICATIONS WE ARE ABLE TO DISSEMINATE TO CONSUMERS, WHICH WOULD REDUCE THE NUMBER OF USERS FOR OUR ALTNET PEER-TO-PEER BUSINESS. We distribute the software necessary to create and run our Altnet peer-to-peer business primarily by bundling it with Sharman Networks' Kazaa Media Desktop. We rely on computer users' demand for the Kazaa Media Desktop to increase the installed base of our Altnet software, which is necessary to connect users to our private peer-to-peer network. Additionally, through our agreement with Sharman Networks, Altnet distributes and sells digital files to users of the Kazaa Media Desktop. Our business, results of operations and financial condition could be adversely affected if we do not maintain our distribution relationship with Sharman Networks on acceptable terms or if this relationship does not achieve the projected distribution of our Altnet software or sales of authorized digital files.

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would adversely impact (1) the future distribution of our Altnet software, and (2) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the twelve months ended June 30, 2005, we generated approximately 100% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. Initially, the District Court granted the defendant's motion for summary judgment, holding that Grokster's and Streamcast's P2P networks do not contributorily or vicariously infringe the copyrights of the holders of music and movie copyrights, which decision was affirmed by the U.S. Court of Appeals for the 9th Circuit. The plaintiffs appealed to the U.S. Supreme Court, which reversed the lower courts' decisions on summary judgment and remanded the case back to the District Court. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN NETWORKS LIMITED. In March 2004, in the Federal
Court of  Australia,  New  South  Wales  District  Registry,  Brilliant  Digital
Entertainment, Inc., our subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. While we believe these claims are without merit, if we are unable to have these charges dismissed, defending against these claims would be costly, and an adverse outcome may result in significant monetary damages or injunctive relief against us, all of which would have a material adverse impact on our financial position and results of operations. A decision in this matter is expected during the third quarter of 2005. If a decision is rendered against us in this litigation, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either or both such results would have a material adverse affect on our ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer, President and acting Chief Financial Officer, Kevin Bermeister, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Bermeister concluded that our disclosure controls and procedures are effective.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30 , 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                BRILLIANT DIGITAL ENTERTAINMENT, INC.


Date:  August 17, 2005             /S/ KEVIN BERMEISTER
                                ------------------------------------------------
                                By:    Kevin Bermeister
                                Its:   President, Chief Executive Officer and
                                       Acting Chief Financial Officer (Principal
                                       Financial and Accounting Officer)