Form 10QSB
period 2005-09-30
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2005-11-14
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                               Yes |X|     No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $0.001, 56,523,820 issued and outstanding as of November 6, 2005.

         Transitional Small Business Disclosure Format (check one):

                               Yes |_|     No |X|

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Condensed Consolidated Balance Sheet as of
             September 30, 2005 (unaudited)....................................3

          Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2005 and
             September 30, 2004 (unaudited)....................................4

          Consolidated Statement of Stockholders' Deficit (unaudited)..........5

          Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2005 and
             September 30, 2004 (unaudited)....................................6

          Notes to Consolidated Financial Statements (unaudited)...............7

Item 2.   Management's Discussion and Analysis or Plan of Operation ..........18

Item 3.   Controls and Procedures.............................................34

PART II   OTHER INFORMATION...................................................35

Item 1.   Legal Proceedings...................................................35

Item 6.   Exhibits............................................................35

          Signatures..........................................................36

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                                                   SEPTEMBER 30,
                                                                        2005
                                                                     ----------
ASSETS                                                              (unaudited)
Current assets:
    Cash and cash equivalents ..............................         $    1,248
    Restricted cash ........................................                 75
    Accounts receivable, net ...............................                190
    Accounts receivable, related parties ...................                625
    Other assets, net ......................................                 20
                                                                     ----------
Total current assets .......................................              2,158
Property, plant and equipment, net .........................                 95
License rights .............................................                524
                                                                     ----------
Total assets ...............................................         $    2,777
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable .......................................         $      709
    Accrued expenses, related parties ......................                728
    Accrued expenses .......................................                735
    Guaranteed minimum payments, related party .............                361
    Deferred revenue .......................................                294
    Secured convertible promissory notes,
       including accrued interest, net of Debt
       Discount of $2,949,000 ..............................                828
                                                                     ----------
Total current liabilities ..................................              3,655
Other long term liabilities ................................                145
                                                                     ----------
Total liabilities ..........................................              3,800

Stockholders' deficit:
    Common stock ...........................................                 61
    Additional paid-in capital .............................             76,875
    Accumulated deficit ....................................            (77,953)
    Unrealized gain(loss) on marketable
       securities and foreign exchange transactions ........                 (7)
                                                                     ----------
Total stockholders' deficit ................................             (1,023)
                                                                     ----------
Total liabilities and stockholders' deficit ................         $    2,777
                                                                     ==========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 THREE MONTHS            NINE MONTHS
                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             --------------------    --------------------
                                               2004        2005       2004         2005
                                             --------    --------    --------    --------
                                                  (unaudited)            (unaudited)
Revenues:
      Marketing services .................   $  1,461    $  1,010    $  4,890    $  3,324
      Licensing and other services .......        523         360       1,588       1,121
       Digital content ...................        130         115         358         273
                                             --------    --------    --------    --------
           Total revenues ................      2,114       1,485       6,836       4,718

Costs and expenses:
     Costs of revenues ...................        247          78         945         335
     Sales and marketing .................        282         143         946         524
     General and administrative ..........      1,513         808       4,734       2,544
     Research and development ............        122          96         356         293
     Depreciation and amortization .......          6           3          28          16

     Loss on impairment of Big Seven .....          0           0           0         400

     Loss on impairment of Altnet purchase          0           0           0         350
                                             --------    --------    --------    --------
                                                2,170       1,128       7,009       4,462
                                             --------    --------    --------    --------
Income(loss) from operations .............        (56)        357        (173)        256
Other income (expense):
     Other Income ........................          1           6           6           8
     Interest expense ....................     (2,004)       (990)     (4,445)     (2,988)
                                             --------    --------    --------    --------
     Total other income (expense) ........     (2,003)       (984)     (4,439)     (2,980)
                                             --------    --------    --------    --------
Net income ( loss) .......................     (2,059)       (627)     (4,612)     (2,724)

Foreign currency translation adjustment
   (net of tax effects) ..................         41          19         123        --
                                             --------    --------    --------    --------
Comprehensive loss .......................     (2,018)       (608)     (4,489)     (2,724)
                                             ========    ========    ========    ========

Basic and fully-diluted net income (loss)
   per share .............................   $  (0.05)   $  (0.01)   $  (0.11)   $  (0.06)
                                             ========    ========    ========    ========
Weighted average number of shares used
   in computing basic and fully-diluted
   net income (loss) per share ...........     42,857      56,524      42,686      48,898
                                             ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)
                                   (unaudited)

                                                                                     UNREALIZED
                                                                                      GAIN ON
                                     COMMON STOCK                                    MARKETABLE
                                -----------------------                              SECURITIES
                                                          ADDITIONAL                AND FOREIGN
                                  NO. OF                    PAID-IN   ACCUMULATED     EXCHANGE
                                  SHARES       AMOUNT       CAPITAL     DEFICIT     TRANSACTIONS      TOTAL
                                ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2004    41,916,610   $       47   $   73,125   $  (75,228)   $       71    $   (1,985)

    Grant of warrants .......         --           --          3,014         --            --           3,014
    Issuance of shares to
       acquire remaining
       shares of subsidiary .    7,000,000   $        7   $      343         --            --             350
    Issuance of shares to
       acquire Big Seven ....    6,666,667   $        7   $      393         --            --             400
    Foreign exchange
       translation ..........         --           --           --           --             (78)          (78)
   Net loss .................         --           --           --         (2,724)         --          (2,724)
                                ----------   ----------   ----------   ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 2005   55,583,277   $       61   $   76,875   $  (77,953)   $       (7)   $   (1,023)

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                            -------------------
                                                             2004        2005
                                                            -------     -------
                                                                (unaudited)
OPERATING ACTIVITIES
Net loss ...............................................    $(4,612)    $(2,724)
Adjustments to reconcile net loss to the net cash
   provided by (used in) operating activities:
     Depreciation and amortization .....................         27          16
     Effect of accrued interest expense on
        convertible debt and capital funding ...........        226        (257)
     Effect of amortization of debt issuance costs .....      3,869       2,734
     Effect of warrant amortization related to
        purchase of license rights .....................        524         524
     Impairment Loss on Altnet and Big Seven
        purchase .......................................       --           750

     Changes in operating assets and liabilities:
        Accounts receivable ............................        196       1,730
        Accounts receivable related party ..............       --          (625)
        Accrued expenses related party .................       --        (1,431)
        Accrued expenses ...............................       --            78
        Other assets ...................................        214         103
        Accounts payable and accruals ..................       (440)         70
        Deferred revenue ...............................        (54)        262
        Notes receivable ...............................         71        --
        Guaranteed minimum payments due to related
           parties .....................................       (240)       (209)
                                                            -------     -------
Net cash (used in) provided by operating activities ....       (219)      1,021

INVESTING ACTIVITIES
Purchase of equipment ..................................        (49)         (3)
                                                            -------     -------
Purchase of technology .................................       --          --
                                                            -------     -------
Net cash used in investing activities ..................        (49)         (3)

FINANCING ACTIVITIES
Repayments of notes payable ............................        (50)         (5)
                                                            -------     -------
Net cash used in financing activities ..................        (50)         (5)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...       (318)      1,013

Effect of exchange rate changes on cash ................        135         (78)
Cash and cash equivalents at beginning of period .......        880         313
                                                            -------     -------
Cash and cash equivalents at end of period .............    $   697     $ 1,248
                                                            =======     =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ............................................    $     0     $   443
                                                            =======     =======

                 See Notes to Consolidated Financial Statements.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at

September 30, 2005, had negative working capital of approximately $4,446,000 (excluding non-cash debt discount of $2,949,000 related to the issuance of warrants) and a stockholders' deficit of approximately $1,023,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. In its report on the Company's financial statements for the year ended December 31, 2004, the Company's Independent Registered Public Accounting Firm included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

         At September  30, 2005,  $75,000 of cash was pledged as  collateral  on
outstanding  secured   convertible   promissory  notes  and  was  classified  as
restricted cash on the Balance Sheet.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of the Company's products and service lines, the Company establishes a contract or insertion order with its customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At September 30, 2005, the Company had a reserve of $127,000 to cover several customers from whom collectibility is uncertain.

         The Company's revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising agreements. Under the terms of the Company's agreement with Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a subsidiary of Ask Jeeves, Inc., the Company is paid a non-refundable bounty for the installation of a My Search toolbar on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of the toolbar. The Company recognizes revenue as installations are recorded, and as the gross profit share of paid searches is reported. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue therefrom. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The Company also sells advertising for display to users of its Altnet's Peer Points Manager. The Company recognizes advertising revenue when the conversions are made or impressions are delivered.

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

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc., pursuant to which the Company acquired a license to the TruNames patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 5,000,000 shares of common stock at an exercise price of $0.001 per share. In July 2003, the Company modified the terms of the warrants with Kinetech, to accelerate vesting. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the TruNames patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and was based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. During the first nine months of 2005, the Company has recorded $524,000 of amortization expense related to the patent, leaving an unamortized balance of $524,000 at September 30, 2005, which is reflected on the Balance Sheet as License Rights.

         The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                                          Amortization
                       Year                 Expense
                 -----------------     -------------------

                 2005                           $ 174,000
                 2006                             350,000
                                       -------------------
                 Total                          $ 524,000
                                       ===================

CONCENTRATION OF REVENUE RISK

         For the nine months ended September 30, 2005, the Company generated approximately 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         For the nine months ended September 30, 2005, Sharman contributed 30% of the Company's revenue, from content sales, patent licensing, advertising and payment processing. Focus Interactive, Inc. contributed 70% of the Company's revenue from bounties earned on activated installations of the My Search toolbar, and profit sharing on paid searches via the My Search toolbar, as amended in April, 2005.

         The Company maintains the majority of its cash and cash equivalents in one bank in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At September 30, 2005 the

Company had approximately $1,208,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $40,000 in the Australian bank, which was not guaranteed.

3.       RELATED PARTY TRANSACTIONS

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $361,000 as a current liability. The company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, the Company obtained an independent valuation to assist them in evaluating the Company's intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation the Company capitalized and reflected on its balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, the Company recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. We now own 100% of the outstanding capital stock of Altnet having acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 7,000,000 shares of Brilliant's common stock. At the time we acquired the shares, we determined that the asset was impaired and we recorded an impairment charge for the full value of the purchase, totaling $350,000. The Company paid Joltid $120,000 for services provided during the nine months ended September 30, 2005, and had an outstanding trade payable to them of $19,176.

         The Company entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman a limited, non-exclusive sublicense to the Company's rights to the TruNames patent, which the Company licenses from Kinetech Inc. The TruNames patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as its exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. As of September 30, 2005, the Company has an outstanding accounts receivable balance from Sharman of $625,000, which is classified on the Balance Sheet as Accounts Receivable Related Parties.

         As of September 30, 2005, the Company has an outstanding balance to Europlay Capital Advisors, LLC of $728,000 which is classified on the balance sheet as Accrued Expenses Related Parties.

4.       SIGNIFICANT AGREEMENTS

SECURED CONVERTIBLE PROMISSORY NOTES

         At September 30, 2005, the Company was indebted to its secured debt holders with aggregate principal and accrued interest of $ 3,777,000, which indebtedness is due and payable on March 31, 2006 pursuant to an agreement to extend the maturity date from the previous due date of September 26, 2005. The principal and accrued interest is convertible by the holders into the Company's common stock at a price of $0.07 per share, for a total of 53,957,143 shares of common stock at September 30, 2005. In connection with the extension of the maturity date of these notes to March 31, 2006, the Company:

         (i) adjusted the conversion price of the secured indebtedness from $0.07 to $0.02 per share effective upon the amendment of the Company's Amended and Restated Certificate of Incorporation to provide for a one-for-ten reverse stock split of the outstanding shares of the Company's common stock (the "Reverse Split");

         (ii) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto (for a total of 73,787,613 common shares), from $0.07 to $0.02 per share;

         (iii) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.02 per share, to purchase an aggregate of 111,000,000 shares of the Company's common stock; and

         (iv) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.02 per share, to purchase an aggregate of 152,738,125 shares of the Company's common stock, which warrants will vest and become exercisable effective upon the Reverse Split.

         The Company has called a special meeting of its stockholders, presently scheduled for December 12, 2005, to vote on the Reverse Split, and expects that the Reverse Split will become effective shortly following the stockholders' meeting. The Company's failure to effect the Reverse Split constitutes an event of default under the secured indebtedness.

         In addition, the Company agreed to make payments to the note holders in repayment of the indebtedness as follows: (i) $75,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $500,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

         On April 28, 2005, the Company amended its Strategic Alliance and Distribution Agreement, dated April 14, 2003, with Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a subsidiary of Ask Jeeves, Inc., to modify the royalty and other economic terms of the Agreement, provide for the payment by Focus of an additional advance against future royalties and other payments, and extend the term of the agreement for an additional year. The agreement with Focus now expires on July 26, 2006, unless terminated earlier in accordance with its terms. Under the terms of the amendments, we have recorded only our portion of the advance payment less commission received from Focus as deferred revenue. Under the terms of our Strategic Alliance and Distribution Agreement, dated April 14, 2003, as amended in April 2005, we have received from Focus Interactive, Inc. $1,360,000, which is our portion of an advance against future payments less commissions. This amount has been recorded as deferred revenue in the amount of $294,000. A contingent liability exists, on default of the Agreement, to the extent that we are required to pay back to Focus the amount of any unearned advance (recorded as deferred revenue) that we received and any unearned advances that were paid to the other parties benefiting from the Agreement. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. We anticipate receiving only small cash payments from Focus until approximately November, 2005, when we expect the remaining portion of the advance to be fully earned.

         In October 2005, the holders of the Notes agreed to extend the maturity date of the Notes from September 26, 2005 to March 31, 2006. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 111,000,000 shares of our common stock at an exercise price of $0.02 per share. Further we issued to the Note holders warrants to purchase an additional 152,738,125 shares of the Company's common stock, which warrants will vest and become exercisable effective upon the Reverse Split and the conversion price of the secured indebtedness from $0.07 to $0.02 per share will also become effective. As of September 26, 2005, the 152,738,125 shares are in excess of the Company's authorized number of common stock. The Company calculated the fair value of the warrants for 111,000,000 of common stock by using the Black Scholes model with the following inputs: interest rate of 4.1%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of 115%; and the expected life of the warrants of 4.02 years. The Beneficial Conversion Feature for the warrants to purchase 111,000,000 shares of common stock is calculated at the commitment date which is as of September 26, 2005, and the calculated value is limited to the face amount of the convertible debt which is $3,014,150. Because the debt is due in six months, the "Debt Discount," (a contra-liability account) is amortized to "Interest Expense" over 186 days or period of the note extension from September 26, 2005 to March 31, 2006. The Company expensed $65,000 of debt discount in the third quarter of 2005, with the remainder to be expensed in the fourth quarter of 2005 and first quarter of 2006.

5.       STOCKHOLDERS' DEFICIT

         Options and warrants representing common shares of 142,022,319 and 144,943,790 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the nine months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive.

         On October 2005, the Company issued, in consideration of their agreement to extend the maturity date, warrants to purchase up to an aggregate of 111,000,000 shares of our common stock at an exercise price of $0.02 per share. The number of shares underlying each warrant issued to each Holder is equal to 175% of the face amount of the convertible debt which is $3,014,150 divided by the exercise price of $0.02 per share. In connection with the issuance of warrants from the Notes, a Beneficial Conversion Feature for the warrants to purchase 111,000,000 shares of common stock is calculated at the commitment date which is as of September 26, 2005, and the calculated value is limited to the face amount of the convertible debt which is $3,014,150 and is being amortized over 186 days or period of the note extension from September 26, 2005 to March 31, 2006. The Company expensed $65,000 of debt discount in the third quarter of 2005.

         The Company has called a special meeting of its stockholders, presently scheduled for December 12, 2005, to vote on the Reverse Split, and expects that the Reverse Split will become effective shortly following the stockholders' meeting.

6.       COMMITMENTS AND CONTINGENCIES

         The Company continues its obligation under two facility leases. As of September 30, 2005, the commitments under these leases were as follows:

                YEAR           UNITED STATES        AUSTRALIA
                ----           -------------        ---------
                2005              $2,100             $3,000

         Rent expense was $101,000 and $55,000 for the nine months ended September 30, 2004 and 2005, respectively.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman Networks Limited, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We have filed documents to proceed with an appeal of the Court's decision which we believe will be heard sometime during the first quarter of 2006. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for the nine months ended September 30, 2005 and 2004 is not representative of the pro forma effect on net loss in future periods because it reflects expense for only three-months' vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     --------------------------
                                                         2004           2005
                                                     -----------    -----------
Net loss, as reported ............................   $(4,489,000)   $(2,724,000)
Employee compensation expense ....................   $  (124,000)   $   (19,000)
Net loss, pro forma ..............................   $(4,613,000)   $(2,743,000)
Basic and diluted loss per share, as reported ....   $     (0.11)   $     (0.06)
Basic and diluted loss per share, pro forma ......   $     (0.11)   $     (0.06)

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

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under
these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF BRILLIANT DIGITAL ENTERTAINMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with Focus Interactive, Inc. (formerly know as The Excite Network, Inc.), now owned by Ask Jeeves, Inc., we are paid a non-refundable bounty for the installation of each My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We recently announced an online advertising revenue-sharing fund that will be split with top independent labels including V-2, Artemis, Epitaph/Anti, Side One Dummy and Palm, Simmons/Latham, and Koch Media, all Altnet music licensors. These labels will share the revenue generated from advertising that appears in the user interface of popular Peer to Peer applications. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we will receive a fee from the fund. We also sell advertising for display to users of our Altnet's Peer Points Manager. We use a portion of the advertising revenue we earn through this program to compensate content owners for the content end users view by redeeming points they have earned through Altnet's Peer Points Manager program.

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

         o Our ability to either pay or restructure our secured debt and unsecured trade payables; and

         o A successful appeal to the unfavorable ruling rendered by the Court in the Australian litigation in which we are involved.

         We intend to continue to aggressively pursue content acquisition with both the major and smaller independent musical recording and filmed entertainment companies in order to address our content needs and to increase revenue from the distribution of content. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us in the Federal Court of Australia for activities relating to our business dealings with Sharman Networks. A ruling was handed down by the Federal Court of Australia in early September, 2005 and we are currently appealing that decision. There can be no assurance that we will be granted such licenses at any time in the future.

         On September 5, 2005, the Court in the Australian litigation in which we are involved rendered its judgment, declaring that Sharman Networks Ltd., Altnet Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We have filed documents to proceed with an appeal of the Court's decision which we believe will be heard sometime during the first quarter of 2006. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision. If the appeal is not successful, the Company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At September 30, 2005, we were indebted to our secured note holders with aggregate principal and accrued interest of $3,777,000, and our trade payables, including related parties, were $2,533,000. We are also working with both our secured debt holders and certain of our unsecured trade creditors to restructure amounts owed them into long-term arrangements. We did complete an extension of the secured debt that was due on September 26, 2005 to March 31, 2006. However, there can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amount of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered recurring operating losses and at September 30, 2005, had negative working capital of approximately $4,446,000 (excluding non-cash debt discount of $2,949,000 related to the issuance of warrants) and a stockholders' deficit of approximately $1,023,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2005, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2005, the amount and timing of which will depend in large part on our spending program. The report of our Independent Certified Public Accountants for the December 31, 2004 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         Our critical accounting policies are described in Note 2 to the consolidated financial statements included in Item 1 of this Form 10-QSB. We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and long-lived asset impairment. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues decreased 32% from $6,836,000 for the nine months ended September 30, 2004 to $4,718,000 for the nine months ended September 30, 2005. Revenues by groups of similar service were as follows:

                REVENUES                  2004           2005       NET CHANGE
---------------------------------   --------------  --------------  ----------
Marketing services...............       $4,890,000      $3,324,000    (32%)
Licensing and other services.....        1,588,000       1,121,000    (29%)
Digital content..................          358,000         273,000    (24%)
                                    --------------  --------------  ----------
Total Revenue....................       $6,836,000      $4,718,000    (31%)
                                    ==============  ==============  ==========

         Marketing services revenue decreased to $3,324,000 for the nine months ended September 30, 2005 from $4,890,000 for the nine months ended September 30, 2004 primarily as a result of a decrease in revenue from our agreement with Focus Interactive, Inc. Licensing and other services revenues decreased to $1,121,000 for the nine months ended September 30, 2005 from $1,588,000 for the nine months ended September 30, 2004, due to a decrease in payment processing revenues as a result of our discontinuation of processing Kazaa Plus transactions that occurred in early February, 2005. Digital content revenue decreased from $358,000 for the nine months ended September 30, 2004, to $273,000 for the nine months ended September 30, 2005 primarily as a result of a decrease in software sales through the Altnet Network.

         COST OF REVENUES. Cost of revenues decreased from $945,000 for the nine months ended September 30, 2004, to $335,000 for the nine months ended September 30, 2005. This net decrease of $610,000 is primarily related to a substantial decrease in the costs associated with the operation of our payment gateway services as a result of our discontinuation of processing for Kazaa Plus.

         SALES AND MARKETING. Sales and marketing expenses decreased by 46% from $946,000 for the nine months ended September 30, 2004 to $524,000 for the nine months ended September 30, 2005. The net decrease of $422,000 in 2005 is due primarily to a reduction in marketing and promotion costs of $274,000 spent to support our marketing efforts for the Altnet network, and a reduction in commissions of $148,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses decreased $2,190,000, or 46%, from $4,734,000 for the nine months ended September 30, 2004 to $2,544,000 for the nine months ended September 30, 2005. This decrease is primarily attributable to payroll related cost savings of $765,000 and decreases in legal costs of $1,043,102.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs decreased from $356,000 for the nine months ended September 30, 2004 to $293,000 for the nine months ended September 30, 2005, as most of the development costs incurred for the development of our Peer Points program and our payment gateway have been incurred.

         DEPRECIATION. Depreciation expense relates to depreciation of fixed assets such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $28,000 for the nine months ended September 30, 2004 as compared to $16,000 for the nine months ended September, 2005, as many of the depreciable assets have been fully depreciated.

         LOSS ON IMPAIRMENT OF BIG SEVEN AND ALTNET. At the time we acquired the remaining shares of Altnet from Joltid and purchased the shares of Big Seven, we determined that both Big Seven and Altnet were impaired and we recorded an impairment charge for the full value of the purchases, totaling $750,000.

         OTHER INCOME AND EXPENSE. Other income and expense primarily includes interest expense. Other income and expense decreased from net expense of $4,439,000 for the nine months ended September 30, 2004 to a net expense of $2,980,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, interest expense included interest accrued on outstanding convertible promissory notes and an additional $2,756,000 of amortized debt issuance costs associated with agreements to further extend the maturity date of the indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, our cash and cash equivalents totaled approximately $1,248,000. This is an increase of $945,000 as compared to December 31, 2004. As of September 30, 2005, we had a working capital deficit of $4,446,000 (excluding non-cash debt discount of $2,949,000 related to the issuance of warrants). Included in this working capital deficit are accounts payable, accrued expenses and accrued expenses to related parties of $728,000 which are over 90 days past due, and $3,777,000 of secured indebtedness.

         Our cash and cash equivalents at September 30, 2005 included $294,000 of an advance against future payments due us from Focus Interactive, Inc. under our Strategic Alliance and Distribution Agreement, dated April 14, 2003, as amended in April 2005. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. We anticipate receiving only small cash payments from Focus until approximately November, 2005, when we expect the remaining portion of the advance to be fully earned.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity securities. We are seeking additional funding.

There can be no assurance that with any additional financing, higher cash flows will be generated by operations.

CASH FLOWS

         Cash flows from operating, investing and financing activities for the nine months ended September 30, 2005 and 2004 are summarized in the following table:

ACTIVITY:                                          2004                 2005
--------------------------------------         ------------         ------------
Continuing Operations ................         $  (219,000)         $ 1,021,000
Investing ............................         $   (49,000)         $    (3,000)
Financing ............................         $   (50,000)         $    (5,000)

         During the nine months ended September 30, 2005 we had a net increase in cash of $993,000. The net increase in cash from operating activities during the nine months ended September 30, 2005 was primarily the result of the net loss of $2,724,000, a decrease of $209,000 in guaranteed minimum payments, and a $1,353,000 decrease in accrued expenses. These amounts were offset primarily by $2,734,000 in non-cash interest expense, $524,000 in non-cash warrant amortization, a decrease of $1,105,000 in accounts receivable, an increase of $262,000 in deferred revenue and an impairment loss of $750,000.

         We are not generating sufficient cash flow to meet our monthly obligations and pay our existing current liabilities and secured debt which is due in March 2006. While we have been successful in the past working with our secured debt holders to achieve short term extensions, and will continue working with our secured debt holders and unsecured creditors to restructure our obligations, there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2005 and 2006, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures or trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         On September 5, 2005, the Court in the Australian litigation in which we are involved rendered its judgment, declaring that Sharman Networks Ltd., Altnet Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We have filed documents to proceed with an appeal of the Court's decision which we believe will be heard sometime during the first quarter of 2006. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision. If the appeal is not successful, the Company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

         At September 30, 2005, we were indebted to our secured debt holders in the amount of $3,777,000, which indebtedness is due and payable on March 31, 2006, pursuant to an agreement to extend the due date of the debt from September 26, 2005 to March 31, 2006. The principal and accrued interest is convertible by the holders into our common stock at a price of $0.07 per share, for a total of 54,113,478 shares of common stock at September 30, 2005. In connection with this extension, in addition to the note holders' previously issued warrants to purchase up to an aggregate of 73,787,613 shares of common stock at a current exercise price of $0.07 per share, we:

         (i) adjusted the conversion price of the secured indebtedness from $0.07 to $0.02 per share effective upon the amendment of our Amended and Restated Certificate of Incorporation to provide for a one-for-ten reverse stock split of the outstanding shares of our common stock (the "Reverse Split");

         (ii) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto (for a total of 73,787,613 common shares), from $0.07 to $0.02 per share;

         (iii) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.02 per share, to purchase an aggregate of 111,000,000 shares of our common stock; and

         (iv) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.02 per share, to purchase an aggregate of 152,738,125 shares of our common stock, which warrants will vest and become exercisable effective upon the Reverse Split.

         We have called a special meeting of our stockholders, presently scheduled for December 12, 2005, to vote on the Reverse Split, and expect that the Reverse Split will become effective shortly following the stockholders' meeting. Our failure to effect the Reverse Split constitutes an event of default under the secured indebtedness.

         In addition, we agreed to make payments to the note holders in repayment of the indebtedness as follows: (i) $75,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $500,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

         Unless we are able to raise additional capital, which we do not believe will occur, we will not have sufficient cash in 2006 to repay the senior secured notes. Accordingly, we may again seek to extend the maturity date of the notes. We cannot make assurances that the note holders will agree to an extension at all or on terms that do not result in further significant additional dilution to holders of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets are accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

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

       RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2005, our cash balance was approximately $1,248,000 and we had a working capital deficit of $4,446,000 (excluding non-cash debt discount of $2,949,000 related to the issuance of warrants). Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We realized a comprehensive loss of $2,744,000 for the nine months ended September 30, 2005. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2005 we had an accumulated deficit of approximately $78 million. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of sales and marketing, administration, and research and development, all principally related to deployment of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS. At September 30, 2005, we had outstanding $3,777,000 of senior secured indebtedness which is evidenced by convertible promissory notes due March 31, 2006. The following table illustrates as of November 10, 2005, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held. Additionally, we have assumed the occurrence of the reduction in the conversion price of the convertible promissory notes from $0.07 to $0.02, and the vesting of warrants to purchase 152,738,125 shares of our common stock, both of which are conditional upon our stockholders approving a one-for-ten reverse split of our common stock at a special meeting of stockholders presently scheduled for December 12, 2005.

                                                                   PERCENTAGE
                                                 SHARES OF          OF FULLY
SECURITY                                       COMMON STOCK      DILUTED SHARES
-------------------------------------------     -----------       -----------
Outstanding Common Stock ..................      56,523,820               9.0%
Secured Convertible Promissory Notes,
  with accrued interest ...................     183,728,410              57.8%
Outstanding Warrants ......................     364,043,959              29.1
Outstanding Options .......................      25,809,019               4.1%
                                                -----------       -----------
  Fully Diluted Shares of Common Stock ....     630,105,208             100.0%

         Additionally, we anticipate that during 2006, we may need to raise additional capital. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $3,777,000 at September 30, 2005. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets which we pledged as collateral to secure repayment of the debt.

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

       RISKS RELATED TO OUR BUSINESS

         WE HAVE BEEN SUED IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN NETWORKS LIMITED. In March 2004, in the Federal
Court of  Australia,  New  South  Wales  District  Registry,  Brilliant  Digital
Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We have filed documents to proceed with an appeal of the Court's decision which we believe will be heard sometime during the first quarter of 2006. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision. If the appeal is not successful, the Company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

         WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM OUR AGREEMENT WITH FOCUS INTERACTIVE, INC. We recognized installation bounties and search revenues from our Strategic Alliance, Marketing and Distribution Agreement with Focus Interactive, Inc., totaling $3,257,000 and $4,755,000 during the nine months ended September 30, 2005 and fiscal 2004, respectively, representing 69 % and 70% of our total revenues during such periods. If Focus breaches its obligations to us under our agreement, or the agreement terminates prior to its expiration date in July, 2006, our revenues and cash flows from operations will be materially adversely affected.

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would adversely impact (1) the future distribution of our Altnet software, and (2) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the nine months ended September 30, 2005, we generated approximately 100% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. Initially, the District Court granted the defendant's motion for summary judgment, holding that Grokster's and Streamcast's P2P networks do not contributorily or vicariously infringe the copyrights of the holders of music and movie copyrights, which decision was affirmed by the U.S. Court of Appeals for the 9th Circuit. The plaintiffs appealed to the U.S. Supreme Court, which reversed the lower courts' decisions on summary judgment and remanded the case back to the District Court. To the extent that Sharman Networks is precluded from distributing the Kazaa
Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer, President and acting Chief Financial Officer, Kevin Bermeister, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Bermeister concluded that our disclosure controls and procedures are effective.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30 , 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As originally disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, in March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman Networks Limited, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license.

         On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We have filed documents to proceed with an appeal of the Court's decision which we believe will be heard sometime during the first quarter of 2006. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision.

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

                                BRILLIANT DIGITAL ENTERTAINMENT, INC.


Dated: November 14, 2005           /S/ KEVIN BERMEISTER
                                ------------------------------------------------
                                By:    Kevin Bermeister
                                Its:   President, Chief Executive Officer and
                                       Acting Chief Financial Officer (Principal
                                       Financial and Accounting Officer)