Form 10KSB
period 2005-12-31
BRILLIANT DIGITAL ENTERTAINMENT INC
filed 2006-04-17
CIK 1022844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $5,970,000.

At March 13, 2006, the aggregate market value of the voting Common Stock, $0.001 par value, held by non-affiliates of the issuer was $342,548.

At March 13, 2006, the issuer had 5,652,406 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement with respect to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

         Transitional Small Business Disclosure Format (check one):

                             Yes [_]     No [X]

================================================================================

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business...................................       1
Item 2.       Description of Properties.................................      10
Item 3.       Legal Proceedings.........................................      10
Item 4.       Submission of Matters to a Vote of Security Holders.......      11


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..      12
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................      14
Item 7.       Financial Statements

              Report of Independent Registered Public Accounting Firm...      31
              Consolidated Balance Sheet................................      32
              Consolidated Statements of Operations and Comprehensive
                 Loss...................................................      33
              Consolidated Statements of Stockholders' Deficit..........      34
              Consolidated Statements of Cash Flows.....................      35
              Notes to Consolidated Financial Statements................      36

Item 8.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................      58
Item 8A.      Controls and Procedures...................................      58
Item 8B.      Other Information.........................................      58


PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the
                 Exchange Act...........................................      59
Item 10.      Executive Compensation....................................      59
Item 11.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.............      59
Item 12.      Certain Relationships and Related Transactions............      59
Item 13.      Exhibits..................................................      59
Item 14.      Principal Accountant Fees and Services....................      59


Except as otherwise indicated, information in this Annual Report on Form 10-KSB reflects a 1-for-10 reverse stock split of our common stock which took effect at the close of business on December 30, 2005.


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

         We now own 100% of the outstanding capital stock of Altnet having acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 700,000 shares of Brilliant's common stock. Joltid is the company from whom we license a substantial portion of Altnet's peer-to-peer technology. At the time we acquired the shares, we determined that the asset was impaired and we recorded an impairment charge for the full value of the purchase, totaling $350,000.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with Focus Interactive, Inc. (formerly know as The Excite Network, Inc. and Ask Jeeves, Inc.), now owned by IAC/InterActiveCorp, we are paid a non-refundable bounty for the installation of each My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We facilitate an online advertising revenue-sharing fund that is split with independent labels that include V-2, Artemis, Epitaph/Anti, Side One Dummy, Palm, Simmons/Lathan, and Koch Media, all Altnet music licensors. These labels share the revenue generated from advertising that appears in the user interface of the Kazaa Media Desktop. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we receive a fee from the fund. We also sell advertising for display to users of Altnet's Peer Points Manager. We use a portion of the advertising revenue we earn through this program to compensate content owners for their content that end users license by redeeming points they have earned through Altnet's Peer Points Manager program.

         Licensing and other services revenues are derived from our sublicense of rights to the True Names patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense revenue on a monthly basis as earned. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway. In early February 2005, we stopped processing payments for Kazaa Plus for which we were receiving a payment processing fee.

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

SIGNIFICANT DEVELOPMENTS IN 2005

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public, or distributing their sound recordings without a license. On September 5, 2005, the Court in the Australian litigation rendered its judgment, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision and the hearing was held in February, 2006, before the Full Court of the Federal Court of Australia. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending. Any determination of damages payable by the defendants in the case will be stayed pending the outcome of the appeal of the lower Court's decision.

If the appeal is not successful, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

         On April 28, 2005, we amended our Strategic Alliance and Distribution Agreement, dated April 14, 2003, with Focus Interactive, Inc. (formerly known as The Excite Network, Inc. and Ask Jeeves, Inc.), now owned by IAC/InterActiveCorp, to modify the royalty and other economic terms of the Agreement, provide for the payment by Focus of an additional advance against future royalties and other payments, and extend the term of the agreement for an additional year. The agreement with Focus now expires on July 26, 2006, unless terminated earlier in accordance with its terms. Under the terms of the amendments, we recorded only our portion of the advance payment less commission received from Focus as deferred revenue. In April 2005, we received from Focus Interactive, Inc. $1,360,000, which was our portion of an advance against future payments less commissions. The amount was recorded as deferred revenue and was fully recouped in December, 2005. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital.

         In May 2005,  we  exercised  an option to purchase  from  Joltid  Ltd.,
1,102,500 shares of common stock of our subsidiary, Altnet, Inc. Upon acquisition of these shares from Joltid, we own 100% of the outstanding capital stock of Altnet. In exchange for the Altnet shares, we issued to Joltid, 700,000 shares of our common stock.

         On June 16, 2005, we issued 666,667 shares of our Common Stock to Harris Toibb, with a value of $400,000, in exchange for all of the ownership interests in Big Seven Entertainment, LLC. The shares were issued to Harris Toibb in accordance with the terms of that certain Assignment of Rights Agreement, dated June 15, 2005, among Harris Toibb, Michael Toibb and Omni Management Group, LLC, and acknowledged by us, whereby Michael Toibb assigned to Harris Toibb, in consideration of a cash payment, Michael Toibb's rights under that certain Settlement Agreement and Mutual Release, dated as of June 16, 2004, among us, Big Seven Entertainment, LLC, Michael Toibb and the other parties thereto. Pursuant to the terms of the Settlement Agreement and Mutual Release, we agreed to acquire from Michael Toibb, on or before the first anniversary of the date of the Settlement Agreement and Mutual Release, all of the ownership interest in Big Seven Entertainment, LLC in exchange for the issuance of 666,667 shares of our Common Stock.

         In October, 2005, we extended the maturity date of our senior secured indebtedness from September 26, 2005 to March 31, 2006. In connection with the extension of the maturity date of these notes to March 31, 2006, we:

         (i) adjusted the conversion price of the secured indebtedness from $0.70 to $0.20 per share;

         (ii) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto from $0.70 to $0.20 per share; and

         (iii) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.20 per share, to purchase an aggregate of 26,373,813 shares of our common stock.

         In addition, we agreed to make payments to the note holders in repayment of the indebtedness as follows: (i) $75,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $500,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue. Our senior secured debt is currently due and we are negotiating a further extension.

         On December 30, 2005, we effectuated a one-for-ten reverse split of our issued and outstanding common stock through the filing with, and acceptance by, the Delaware Secretary of State, of a Certificate of Amendment of Amended and Restated Certificate of Incorporation. The issued and outstanding shares of our common stock were converted into the right to receive one share of common stock for each ten shares previously held. Holders of common stock prior to the reverse stock split who would otherwise be entitled to a fraction of a share on account of the reverse stock split will receive, in lieu of such fractional share, one whole share of common stock. On January 3, 2006, the trading symbol on the OTC Bulletin Board ("OTCBB") changed to "BDLN."

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "True Names" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business. This lawsuit is ongoing and we expect it will be heard in the third quarter of fiscal 2006.

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

         The peer-to-peer technology necessary to operate Altnet has been installed on tens of millions of computers worldwide, primarily through our technology bundle agreement with Sharman Networks, which distributes the KMD file sharing application. Additional installations of our peer-to-peer technology are added with each new successive download of the KMD. We have been able to leverage our relationship with Sharman Networks to overcome a significant impediment to establishing a broadly distributed peer-to-peer network: the installation of the software necessary to connect peer computers to that network.

THE ALTNET SERVICE

         We enter into agreements with owners and licensees of proprietary media content, such as music, movie clips, movie trailers, full-length movies, computer games, and software products. These agreements permit us to display their authorized files to end users of the Altnet application in response to the end user's search request. Pursuant to our agreements with distribution partners, such as Sharman Networks, MetaMachine and The Excite Network, we offer our customers (the owners of media files) the ability to display their media files to users of the distribution partners' web sites and other Internet applications. We then facilitate the secure delivery of these files from the Altnet peer-to-peer network to these users upon request in accordance with the parameters set by the content owner, including, for instance, the price at which they want to sell their content if the content owner desires to offer its media files for sale. To protect the content owner's files against infringement, we
"wrap" each file with DRM technology prior to making the file available to Altnet users. DRM technology controls how the end user can access and use the file once downloaded. We may charge the content owner a placement or distribution fee based on one or more of the following: (i) a negotiated fee for each file downloaded, (ii) a negotiated fee for each license issued once the end user tries to "play" the file the first time (after a file has been downloaded), and/or (iii) a negotiated percentage of the sale price of such file, to the extent the file is paid for by the end user.

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

         o A user can usually download a file from Altnet faster than the user can download a file from a Fasttrack user (enabling Altnet to offer improved service to KMD users), because the Altnet application is more efficient and files are automatically downloaded from a fallback server if the files cannot be found on or accessed timely from the Altnet peer-to-peer network; and

         o Pursuant to our agreement with Sharman, Altnet files that match a user's search query will always be displayed in the top five positions within the search results page of the KMD and in every fifth position mingled among other matching files available from other KMD users.

STRATEGY

         We intend to continue to develop and deploy an Internet-based distribution platform for digital content, supporting payments, content licensing, and common carrier or "rent a system" distribution models. In order to become a distributor of content, we attempt to syndicate our TopSearch engine and Altnet Download Manager, which are used to search for and download Altnet files, to web sites and Internet applications. We then market our distribution services to the owners of music, PC games, software, movies and other digital media content. Important components of our strategy include:

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

         o Leveraging our search agreements with Sharman Networks, MetaMachine, and The Excite Network, which allow us to deliver Altnet files to millions of users, to attract content owners to Altnet;

         o Advertising from the Altnet Points Manager to fund the availability of selected, free content, primarily music, to end users. In exchange for watching advertising, users are given free content; and

         o Licensing our True Names patent to those parties who we believe are infringing on this patent.

OUR DISTRIBUTION PARTNERS

         We initially commercialized TopSearch through a distribution and revenue sharing agreement with Sharman Networks, which allows us to display our files to users of the KMD in response to the user's search query. Sharman is our most significant distribution partner. We expanded our distribution reach when we entered into agreements with The Excite Network, Grokster and MetaMachine to distribute our search listings to their respective user bases. Grokster is no longer a distribution partner as the agreement expired in December, 2005 and was not renewed. We will continue to pursue distribution agreements with partners who provide us access to a large user base and who have the ability to effectively market our product to their users. Potential distribution partners include:

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

         Our efforts to license content from the major musical recording and filmed entertainment companies has been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD. In March 2004, Brilliant Digital Entertainment and certain of our subsidiaries and executives were joined as defendants in the Australian litigation against Sharman Networks. We have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. As a consequence, we have focused our efforts on other content providers, and have contracted with numerous companies for the distribution of their downloadable digital assets on the Altnet network. At December 31, 2005, we had contracts, either directly or through third party aggregators and distributors, to provide download services to more than 50 independent music labels, 15 video and film companies, 60 PC game developers and publishers, and 60 software developers and publishers, offering to consumers approximately 30,000 downloadable media files.

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

         o We offer the Altnet Loyalty Points Manager that provides points to users that can be redeemed for select digital content;

         o        We provide customers with secure payment options; and

         o        We provide customer service and support.

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

         TRUE NAMES PATENT. We license the "True Names Patent" (U.S. Patent No. 5,978,791) and all related intellectual property from its co-owner, Kinetech, Inc. The True Names Patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. A unique identifier, or "file hash", is assigned to the file data using an algorithm in a patented process. Networking applications, most notably peer-to-peer networks, can use the file hash to identify files correctly, eliminating unnecessary redundancies and allowing the networks to operate more efficiently. The True Names Patent also covers a method of periodically synchronizing information on distributed systems. We use each of these processes in our Altnet content distribution business.

         ALTNET LOYALTY POINTS MANAGER. In June 2003, Altnet developed a platform to provide incentives and reward consumers for sharing licensed digital content. The Altnet Loyalty Points Manager is an internally developed software application through which we issue Altnet Peer Points. Altnet Peer Points may be redeemed for select digital content.

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

         There are many peer-to-peer file sharing companies in existence, including Sharman Networks, iMesh, eDonkey, Lime Wire, Streamcast Networks and Bear Share. The application software necessary to "log on" to each of these networks is typically available for free and can usually be downloaded from www.download.com. Once an end user has downloaded one of these applications, they are then able to exchange files with other users of the same application. The files, which are exchanged amongst users of these applications, are typically provided by the end users free of charge to other users. These public or "free" file sharing applications are very popular among computer users, and whilst we partner with file-sharing application providers, we also directly compete with the digital media files made available for free by many of the users of these file sharing applications. Many of the peer-to-peer file sharing companies are facing litigation or threats of litigation from the Recording Industry Association of America (RIAA) if they continue to distribute infringing files to their users. iMesh and Grokster have reached a settlement with the RIAA resulting in the shut-down of Grokster, and the continued operation of iMesh as a distributor of licensed music content.

         Additionally, there are numerous companies that offer media files for sale from a central server. Over the past three years, there has been a significant increase in the number of companies offering music files for sale. Some of the more popular sites that make music files available for sale are iTunes, Napster, Yahoo! MusicMatch, AOL Music Now and RealNetwork's Rhapsody. Other companies selling music downloads include BuyMusic.com and CNET's MP3.com. These businesses offer a combination of monthly subscriptions, payments per download or a combination of both. Aside from the music business, numerous sites are available on the Internet to users who wish to download movies. These include Movielink.com and CinemaNow.com. Typically movie files are sold on an ala-carte basis at a pre-set price. Also, many of the large Internet portal sites such as Yahoo! and many of the large brick-and-mortar retail distributors of media, such as Wal-Mart and Best Buy, now offer for sale music and movie files online.

         In addition, Loudeye Corporation offers content distribution systems, which securely distribute digital audio, video, and data files. All of these entities, either directly or indirectly compete with Altnet, and all have financial and other resources significantly greater than what currently is available to Altnet.

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

         o the technical viability of the commercially available micro-payment processing software we employ to process payments for the individual sale of content over the Altnet network; and

         o our ability to withstand the ongoing financial costs of litigation and the distractions to management arising from these actions.

RESEARCH AND DEVELOPMENT

         In fiscal years 2005 and 2004, we spent $677,000 and $473,000, respectively, on research and development.

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

         o Working with media and software companies to make Altnet a key player in the rapidly growing digital content delivery space;

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

EMPLOYEES

         At December 31, 2005, we had 8 full-time employees, of which 3 were engaged in research and development, 1 in production, 2 in general administration and finance and 2 in sales, marketing and business development. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We currently utilize the services of 5 independent consultants, 1 in a technical support role, 1 engaged in research and development, 2 in finance and administrative roles and 1 engaged in systems development. Two employees, including the Vice President of Business Development and President of Altnet are based in Sherman Oaks, California. Six employees, including the Chief Executive Officer and Chief Technical Officer operate out of a facility located in Sydney, Australia.

ITEM 2.       DESCRIPTION OF PROPERTIES

         Our corporate offices are located in Sherman Oaks, California. In October 2004, we negotiated a one-year lease, with annual lease payments of approximately $24,000, and are now leasing on a month to month basis at $2,100 per month.

         Our research and development is conducted in Australia, and our Chief Executive Officer resides there. In Australia, effective January, 2006, we lease new premises on a month to month basis with monthly lease payments of approximately $1,500 and are exploring the possibility of leasing alternative premises.

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

         On September 5, 2005, the Court in the Australian litigation rendered its judgment, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision and the hearing was held in February, 2006. Any determination of damages payable by the defendants in the case will be stayed pending the outcome of the appeal of the lower Court's decision. If the appeal is not successful, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending.

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "True Names" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business. We are seeking damages, recovery of costs and interest, and an order barring the defendants in this action from further breach of the "True Names" patent. This lawsuit is ongoing and we expect it will be heard in the third quarter of fiscal 2006.

         On  January  20,  2006,  a lawsuit  was filed in U.S.  District  Court,
Central District of California by Streamcast Networks, Inc. ("Plaintiff") against various parties, including Skype Technologies, S.A., Kazaa, B.V., Sharman Networks, Ltd., Brilliant Digital Entertainment, Inc., Kevin Bermeister and others ("Defendants"). The Plaintiff alleges among other things, that the Defendants orchestrated a scheme to transfer certain technology rights allegedly owned by Kazaa B.V. to Sharman Networks, Ltd., and subsequently to another Defendant, Joltid Ltd., (formerly known as Blastoise) which Plaintiff alleges it was entitled to. Plaintiff further alleges that the technology was then transferred to Skype Technologies, S.A. in violation of Plaintiff's rights. The Plaintiff is seeking damages and an injunction against the Defendants. The lawsuit has not been served on any of the Defendants.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held a Special Meeting of our Stockholders on December 12, 2005, to amend our Amended and Restated Certificate of Incorporation to accomplish a 1-for-10 reverse stock split of our issued and outstanding common stock. At the meeting, the reverse stock split was approved by the affirmative vote of 38,125,717 shares of our issued and outstanding common stock, with 326,608 shares of Common Stock voting against the amendment and 20,204 shares abstaining (all share numbers are reported before giving effect to the reverse stock split). There were no broker non-votes regarding the amendment. The 1-for-10 reverse stock split took effect on December 30, 2005.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         During 2003, our common stock traded on the American Stock Exchange under the symbol "BDE." On February 25, 2004, our common stock ceased trading on the American Stock Exchange because we failed to meet the exchange's continued listing requirements. On February 25, 2004, our common stock began to be quoted on the OTCBB, with a new stock symbol of "BDEI". The information has been adjusted to reflect a one for ten reverse stock split of our common stock which took effect on December 30, 2005 and which began quotation on a post-reverse stock split basis on the OTCBB under its new trading symbol "BDLN" on January 3, 2006.

         The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by the NASDAQ Stock Market:

                                                          HIGH           LOW
                                                          ----           ---
         YEAR ENDED DECEMBER 31, 2005

              First Quarter........................      $1.00          $0.45
              Second Quarter.......................       0.90           0.45
              Third Quarter........................       0.80           0.22
              Fourth Quarter.......................       0.30           0.06

         YEAR ENDED DECEMBER 31, 2004

              First Quarter........................      $3.90          $1.00
              Second Quarter.......................       1.50           0.70
              Third Quarter........................       1.60           0.90
              Fourth Quarter.......................       1.25           0.40

         The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of registered market makers that enter quotes and trade reports through a computer network. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         On March 13, 2006, the closing sales price of the Common Stock as reported by the NASDAQ Stock Market was $0.11 per share. As of March 13, 2006, there were 238 holders of record of our Common Stock.

DIVIDENDS

         We have never paid any dividends on our Common Stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

DEREGISTRATION

         We intend to terminate the registration of our common stock pursuant to Rule 12g-4(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), through the filing of a Form 15 in the second quarter of fiscal 2006. Rule 12g-4 permits termination of the registration of a class of securities registered under Section 12(g) of the Exchange Act where the class of securities is held of record by either (1) less than 300 persons or (2) less than 500 persons where the total assets of the issuer have not exceeded $10 million on the last day of each of the issuer's three most recent fiscal years. Our common stock is currently held of record by less than 300 persons.

         Termination of registration will occur 90 days after we file Form 15 with the Securities and Exchange Commission reciting the factual bases for deregistration. Our duty to file periodic and current reports will be suspended immediately upon filing Form 15. If Form 15 is subsequently withdrawn or denied, we will file with the Securities and Exchange Commission all reports which would have been required had the Form 15 not been filed, within 60 days after the date of the withdrawal or denial.

RECENT SALES OF UNREGISTERED SECURITIES

         We have no sales of unregistered securities for fiscal 2005 that were not previously included in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Brilliant Digital Entertainment, Inc. for the years ended December 31, 2005 and December 31, 2004. The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

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

         We now own 100% of the outstanding capital stock of Altnet having acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 700,000 shares of Brilliant's common stock. Joltid is the company from whom we license a substantial portion of Altnet's peer-to-peer technology. At the time we acquired the Altnet shares from Joltid, Ltd., we determined that the asset was impaired and we recorded an impairment charge for the full value of the purchase, totaling $350,000.

         Our revenues are derived principally from marketing services, licensing and other services, and digital content revenue.

         Marketing services revenues are derived from paid search and advertising services. Under the terms of our agreement with Focus Interactive, Inc. (formerly know as The Excite Network, Inc. and Ask Jeeves, Inc.), now owned by IAC/InterActiveCorp, we are paid a non-refundable bounty for the installation of each My Search toolbar bundled for distribution with our Altnet Loyalty Points Manager on an English speaking user's computer, and we are paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of these toolbars. We facilitate an online advertising revenue-sharing fund that is split with independent labels that include V-2, Artemis, Epitaph/Anti, Side One Dummy, Palm, Simmons/Lathan, and Koch Media, all Altnet music licensors. These labels share the revenue generated from advertising that appears in the user interface of the Kazaa Media Desktop. The fund will be split proportionately based on content licenses issued whether the music content is offered for sale, trial or for free. In exchange for services performed by us we receive a fee from the fund. We also sell advertising for display to users of Altnet's Peer Points Manager. We use a portion of the advertising revenue we earn through this program to compensate content owners for their content that end users view by redeeming points they have earned through Altnet's Peer Points Manager program.

         Licensing and other services revenues are derived from our sublicense of rights to the True Names patent, business development services, and payment processing services. Under the terms of our patent sublicense agreement with Sharman Networks, we recognize sublicense revenue on a monthly basis as earned. We also generate fees from processing payments for the purchase of digital content using the Altnet payment processing gateway. In early February 2005, we stopped processing payments for Kazaa Plus for which we were receiving a payment processing fee.

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

RECENT DEVELOPMENTS AND KEY FACTORS AFFECTING OUR BUSINESS

         Altnet is a new business that we are pursuing based upon our perceived market opportunity; yet its business model is unproven. There are no guarantees that the model will be successful and we continue to face numerous challenges. In 2005, we saw a decrease in the total number of My Search toolbar installations and a corresponding drop in search related revenue accounting for the majority of our revenue drop year over year. The number of installations continues to decline on a monthly basis, as a result of a decline in the number of KMD users, and will likely result in a continued drop in search related revenue in 2006. In addition, the agreement expires on July 26, 2006, which if not renewed will have a material impact on our revenues. The key factors affecting our future success include our ability to license large content libraries, our ability to expand our distribution network to an ever larger audience for our services and a successful resolution to our ongoing litigation.

         Our revenues decreased 32% from $8,775,000 for the year ended December 31, 2004 to $5,970,000 for the year ended December 31, 2005. The decrease is primarily the result of a decrease in search related and content sales revenue. We expect that search related revenue and revenue related to our patent sublicense agreement with Sharman Networks will continue to comprise a significant portion of our total revenues for 2006. If we are unable to renew our agreement with Focus Interactive, Inc. or enter into a new agreement with another party, our revenues will be materially lower. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. Our patent sublicensing agreement with Sharman Networks provides for a fixed monthly fee and therefore will not fluctuate in 2006.

         We expect to devote a substantial portion of our resources in 2006 to further our efforts in the area of content licensing and technology development. In 2005, we continued to market music, games, video and other software applications to consumers, and we expect to increase the amount of content available to consumers in 2006. Our business is dependent upon the successful licensing of large entertainment content libraries from the independent and major musical recording and filmed entertainment companies around the world. To date, our efforts in this regard have been hampered by the litigation surrounding our largest distribution partner, Sharman Networks, over the legality of the KMD and by continued refusal by the major music and motion picture companies to do business with Altnet. Despite our efforts, we have been unable to obtain download licenses for music files from the major musical recording companies, even though these companies have granted licenses to our competitors. Several of these musical recording companies have sued us in the Federal Court of Australia for activities relating to our business dealings with Sharman Networks. There can be no assurance that we will be granted such licenses at any time in the future.

         In 2005, we saw a significant decrease in the number of active users of the KMD, and correspondingly the number of consumers to whom we can market our content. In addition, our distribution agreement with Grokster ended in December 2005. We have not been able to offset the decrease in users of the Altnet network in 2005 as a result of the decline in KMD users.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., our subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, our Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public about, or distributing their sound recordings without a license. On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd, Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision which was heard in February, 2006 before the Full Court of the Federal Court of Australia and we are awaiting the appellate court's decision. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision.

         In September 2004, through our subsidiary Altnet, we filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "True Names" patent which we license from Kinetech, Inc. In that filing we allege that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured our business. The defendants in the lawsuit are attempting to invalidate the patent. If they are successful, we will no longer generate revenues from our sublicense of the "True Names" patent. This lawsuit is ongoing and we expect a trial date sometime in the third quarter of fiscal 2006.

         We intend to terminate the registration of our common stock pursuant to Rule 12g-4(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), through the filing of a Form 15 in the second quarter of fiscal 2006. Rule 12g-4 permits termination of the registration of a class of securities registered under Section 12(g) of the Exchange Act where the class of securities is held of record by either (1) less than 300 persons or (2) less than 500 persons where the total assets of the issuer have not exceeded $10 million on the last day of each of the issuer's three most recent fiscal years. Our common stock is currently held of record by less than 300 persons.

         Termination of registration will occur 90 days after we file Form 15 with the Securities and Exchange Commission reciting the factual bases for deregistration. Our duty to file periodic and current reports will be suspended immediately upon filing Form 15. If Form 15 is subsequently withdrawn or denied, we will file with the Securities and Exchange Commission all reports which would have been required had the Form 15 not been filed, within 60 days after the date of the withdrawal or denial.

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, we have suffered recurring operating losses and at December 31, 2005, had negative working capital of approximately $4,040,000 (including non-cash debt discount of $1,458,000 related to the issuance of warrants) and a stockholders' deficit of approximately $2,191,000. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our current cash reserves, plus our expected generation of cash from existing operations in 2006, may not be sufficient to fund our anticipated expenditures. Consequently, we may require additional equity or debt financing during 2006, the amount and timing of which will depend in large part on our spending program. The report of our Independent Registered Public Accounting Firm for the December 31, 2005 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         We intend to continue our pursuit of additional capital to fund our expansion efforts and to pay both our secured debt holders and unsecured trade creditors. At December 31, 2005, we were indebted to our secured note holders in the amount of $3,620,000, and our trade payables, including related parties, were $2,268,000. There can be no assurance that we will be successful in raising additional capital to pay these obligations, or in restructuring these obligations to avoid a payment default.

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

         Under SEC Staff Accounting Bulletin No. 101 (SAB 104) and AICPA Statement of Position 97-2 (SOP 97-2), we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specifics for requirements, a fixed price, a delivery schedule, and terms for payment. Our receivables are recorded as revenue is earned. We regularly evaluate the collectibility of our receivables based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If we determine that the customer will be unable to meet its financial obligations to us, due to a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At December 31, 2005, we had a reserve of $127,000 to cover a few customers from whom collectibility is uncertain.

         Long-lived assets and intangible assets with determinable lives are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long lived assets.

RESULTS OF OPERATIONS

         REVENUES. Revenues decreased 32% from $8,775,000 for the year ended December 31, 2004 to $5,970,000 for the year ended December 31, 2005. Revenues by groups of similar service were as follows:

                                                                       NET
REVENUES                                   2004          2005         CHANGE
------------------------------------    ----------    ----------    ----------
Marketing services .................    $6,218,000    $4,150,000       (33%)
Licensing and other services .......    $2,068,000    $1,481,000       (28%)
Digital content ....................    $  489,000    $  339,000       (31%)
                                        ----------    ----------    ----------
Total Revenue ......................    $8,775,000    $5,970,000       (32%)
                                        ==========    ==========    ==========

         Marketing services revenue decreased in 2005 to $4,150,000 from $6,218,000 in 2004, primarily as a result of a decrease in revenues earned from our agreement with Focus Interactive, Inc. Licensing and other services revenues decreased in 2005 to $1,481,000 from $2,068,000 in 2004, primarily due to a decrease in payment processing revenues as a result of our discontinuation of processing Kazaa Plus transactions that occurred in early February 2005. Digital content revenue decreased from $489,000 in 2004 to $339,000 in 2005 primarily as a result of a decrease in software sales through the Altnet Network.

         Our agreement with The Excite Network expires in July 2006. If we are unable to renew our agreement with The Excite Network or enter into a new agreement with another party, our search related revenues for 2006 will be substantially lower than in 2005.

         COST OF REVENUES. Cost of revenues decreased from $1,155,000 for the year ended December 31, 2004 to $414,000 for the year ended December 31, 2005. This represents a decrease of $741,000, or 64%, which is primarily related to a $590,000 decrease in the costs associated with the operation of our payment gateway services as a result of the discontinuation of processing of Kazaa Plus transactions in February 2005, a $50,000 decrease in costs associated with a software support agreement and $42,000 in production payroll.

         SALES AND MARKETING. Sales and marketing expenses decreased from $1,190,000 for the year ended December 31, 2004 to $629,000 for the year ended December 31, 2005. The net decrease of $561,000 in 2005 is due to a reduction in marketing and promotion costs of $355,000 spent to support our marketing efforts for the Altnet network, and a reduction in commissions of $205,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and benefits of management and administrative personnel, rent, insurance costs, professional fees and non-cash warrant expense. General and administrative expenses decreased $2,448,000, or 45%, from $5,419,000 for the year ended December 31, 2004 to $2,971,000 for the year ended December 31, 2005. This decrease is largely attributable to decreases of $998,000 in payroll related expenses, $265,000 in legal costs, $125,000 in bad debts, $106,000 in consulting fees, $92,000 in rent, $68,000 in public relations costs and $58,000 in insurance costs.

         Under the terms of our Patent License Agreement with Kinetech, we issued to Kinetech warrants to purchase up to 500,000 shares of common stock (the "Warrant to Purchase Common Stock") at an exercise price of $0.01 per share. In July 2003, we modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants in exchange for additional consulting services. As a result of the accelerated vesting and the fact that we now recognize revenue on a monthly basis from sub-licensing the True Names patent, we determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of our common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 which is being amortized over the remaining useful life of the patent license agreement, or 3 years. We recorded $698,000 of amortization expense related to this patent for each of the years ended December 31, 2005 and December 31, 2004.

         In 2005 we continued the process of reducing personnel in the US office in an attempt to reduce our operating costs. This included the termination of 1 employee and 4 consultants. We will continue to evaluate our needs in this area and expect that additional reductions may occur.

         RESEARCH AND DEVELOPMENT. Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of the Altnet Peer Points Manager software application. These costs increased from $473,000 for the year ended December 31, 2004 to $677,000 for the year ended December 31, 2005, due to increased development costs incurred.

         DEPRECIATION AND AMORTIZATION. Depreciation expense relates to depreciation of property and equipment such as computer equipment and cabling, furniture and fixtures and leasehold improvements. These fixed assets are depreciated over their estimated useful lives (up to five years) using the straight-line method. Depreciation expense was $38,000 for the year ended December 31, 2004 as compared to $20,000 for the year ended December 31, 2005, as many of the depreciable assets have been fully depreciated.

         LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS. At the time we acquired the remaining shares of Altnet from Joltid and purchased the shares of Big Seven, we determined that both Big Seven and Altnet were impaired. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. We recorded an aggregate impairment charge for the full value of the purchases of Altnet and Big Seven totaling $750,000 as follows:

         Altnet, Inc. ...........................            $(350,000)
         Big Seven ..............................             (400,000)
                                                             ---------
            Total ...............................            $(750,000)
                                                             =========

         OTHER INCOME AND EXPENSE. Other income and (expense) were as follows:

                                             2004              2005
                                         -----------       -----------
         Other income .............      $    (8,000)      $      --
         Interest income ..........            7,000            15,000
         Interest expense .........       (5,283,000)       (4,554,000)
                                         -----------       -----------
            Total .................      $(5,284,000)      $(4,539,000)
                                         ===========       ===========

         Other expense decreased from a net expense of $5,284,000 for the year ended December 31, 2004 to a net expense of $4,539,000 for the year ended December 31, 2005. During the year ended December 31, 2005, interest expense included interest accrued on outstanding convertible promissory notes and an additional $4,215,000 of amortized debt issuance costs associated with agreements to further extend the maturity date of the indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, our cash and cash equivalents were approximately $433,000, an increase of $120,000 as compared to December 31, 2004. As of December 31, 2005, we had negative working capital of approximately $4,040,000 (including non-cash debt discount of $1,458,000 related to the issuance of warrants). Included in this working capital deficit are accounts payable of $1,513,000 which are over 90 days past due.

         We are not generating sufficient cash flow to meet our monthly obligations and pay our existing current liabilities and secured debt which was due March 31, 2006. We are seeking additional funding and are negotiating to extend the due date of the secured debt . There can be no assurance, however, that with any additional financing, higher cash flows will be generated by operations or that we will succeed in extending the due date of the debt.

         CASH FLOW

         Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2005 and 2004 are summarized in the following table:

         ACTIVITY:                           2004              2005
         ------------------------         ---------          ---------

         Operating ..............         $(378,000)         $ 114,000
         Investing ..............           (40,000)            (4,000)
         Financing ..............          (232,000)           (50,000)

         During the twelve months ended December 31, 2005, we had a net increase in cash of $120,000. The net increase in cash from operating activities during the twelve months ended December 31, 2005 was primarily the result of the net loss of $4,030,000 and a decrease of $1,278,000 in accounts payable and accruals. These amounts were offset primarily by $4,913,000 of non-cash expenses related to the amortization of warrants and loan discounts and an impairment loss of $750,000.

         We expect a significant use of cash during the 2006 fiscal year as we continue to develop the business opportunity for Altnet, Inc. We are not generating sufficient cash flow to meet our monthly obligations and pay our existing current liabilities and secured debt which was due in March 2006. We are working with our secured debt holders and unsecured creditors to restructure our obligations, but there can be no guarantee that we will be successful in our efforts. Consequently, we may require additional equity or debt financing during 2006, the amount and timing of which will depend in large part on our spending program and our success in restructuring our secured debt and current liabilities. Our previous financings have been significantly dilutive to our stockholders and if additional funds are raised through the issuance of equity securities, our stockholders may experience significant additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to pay our secured debt holders as their debt matures, pay our trade creditors under our contractual terms with them, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations, and would most likely result in our having to file for bankruptcy protection under the Bankruptcy Code.

         During 2005, 68% of our revenue and a substantial majority of our cash flow was generated under our agreement with Focus Interactive relating to its My Search toolbar. In 2006, we expect the number of installations of the My Search toolbar to continue to decline on a monthly basis, as a result of a decline in the number of Kazaa Media Desktop users, which will likely result in a drop in search related revenue and resulting cash in 2006. Additionally, our agreement with Focus Interactive expires in July 2006. If we are unable to renew our agreement with Focus Interactive or enter into a new bundling agreement with another party, our cash from continuing operations in 2006 will be substantially lower than in 2005.

         On September 5, 2005, the Court in the Australian litigation rendered its judgment, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision which was heard in February, 2006 before the Full Court of the Federal Court of Australia and we are awaiting the appellate court's decision. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision. If the appeal is not successful, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

         We have incurred expenses in 2005, and expect this to continue in 2006, as a result of our filing in September 2004, through our subsidiary Altnet, of a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "True Names" patent which we license from Kinetech, Inc.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                              -------------------------------------------------------------
                                            Less than      1-3           4-5       After
Contractual Obligations          Total       1 Year       Years         Years     5 Years
---------------------------   ----------   ----------   ----------   ----------  ----------
Secured notes payable .....   $3,620,000   $3,620,000         --           --          --
Minimum royalty payments ..      360,000      360,000         --           --          --
Operating lease commitments        3,600        3,600         --           --          --
                              ----------   ----------   ----------   ----------  ----------
Total .....................   $3,983,600   $3,983,600         --           --          --
                              ==========   ==========   ==========   ==========  ==========

         At December 31, 2005, we were indebted to our secured debt holders in the amount of $3,620,000, which indebtedness is due and payable on March 31, 2006, pursuant to an agreement to extend the due date of the debt from September 26, 2005 to March 31, 2006.

         In connection with this extension, in addition to the note holders' previously issued warrants to purchase up to an aggregate of 7,378,761 shares of common stock at a current price of $0.70 per share we:

         (1) adjusted the conversion price of the secured indebtedness from $0.70 to $0.20 per share;

         (2) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto from $0.70 to $0.20 per share; and

         (3) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.20 per share, to purchase an aggregate of 26,373,813 shares of our common stock.

         In addition to the above, we agreed to make payments to the note holders in repayment of the indebtedness as follows; (i) $75,000 per month, plus
(ii) 50% of any quarterly EBITDA in excess of $500,000, plus (iii) 50% of any increased revenue received from existing sources or from new sources of revenue. Our senior secured debt is currently due and we are negotiating a further extension.

         Unless we are able to raise additional capital, which we do not believe will occur, we will not have sufficient cash in 2006 to repay the senior secured notes. Accordingly, we may again seek to extend the maturity of the notes. We cannot make assurances that the note holders will agree to an extension at all or on terms that do not result in further significant additional dilution to holders of our common stock.

RELATED PARTY TRANSACTIONS

         In June 2004, we entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and Detershan Pty. Ltd. Big Seven was owned by Michael Toibb, the son of Harris Toibb, our largest secured creditor and stockholder. Under the terms of the agreement, we agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance of 666,667 shares of our common stock or, in lieu of such issuance, the payment of $1.50 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to our acquisition of Mr. Toibb's ownership interest in Big Seven, we agreed to operate Big Seven's business, wherein we were responsible for all of Big Seven's liabilities and were entitled to retain all of its revenues. We also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until we consummated our acquisition of Big Seven. We also agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from our operation of Big Seven. On June 16, 2005, we issued 666,667 shares of our Common Stock to Harris Toibb, with a value of $400,000, in exchange for all of the ownership interests in Big Seven. The shares were issued to Harris Toibb in accordance with the terms of that certain Assignment of Rights Agreement, dated June 15, 2005, among Harris Toibb, Michael Toibb and Omni Management Group, LLC, and acknowledged by us, whereby Michael Toibb assigned to Harris Toibb, in consideration of a cash payment, Michael Toibb's rights under the Settlement Agreement and Mutual Release with Big Seven.

         In May 2003, Altnet entered into a license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. We have reflected the current portion of the guaranteed payment of $360,000 as a current liability. We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, in connection with this review, we obtained an independent valuation to assist it in evaluating our intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Prior to the impairment evaluation we capitalized and reflected on our balance sheet an asset; Purchased Technology associated with our purchase of additional shares of our Altnet subsidiary from Joltid. As a result of the independent evaluation of these assets, we recorded an impairment charge of $1,484,000 during the fourth quarter of 2003. We now own 100% of the outstanding capital stock of Altnet having acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 700,000 shares of Brilliant's common stock. At the time we acquired the shares, we determined that the asset was impaired and we recorded an impairment charge for the full value of the purchase, totaling $350,000. We paid Joltid $120,000 for services provided during the year ended December 31, 2005, and had an outstanding trade payable to them of $19,176.

         We entered into a Patent Sublicense Agreement with Sharman, the distributor of the Kazaa Media Desktop file sharing software application (or
KMD). Pursuant to the Patent Sublicense Agreement, we granted Sharman a limited, non-exclusive sublicense to our rights to the True Names patent, which we license from Kinetech Inc. The True Names patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, we receive from Sharman a monthly license fee. Additionally, in June 2003, the company and Altnet entered into a Joint Enterprise Agreement with Sharman, to act as its exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. We share in revenues derived from the browse channels. As of December 31, 2005, we had an outstanding accounts receivable balance from Sharman of $1,153,000, which is classified on the Balance Sheet as Accounts receivable related parties.

         As of December 31, 2005, we had an outstanding balance to Europlay Capital Advisors, LLC of $658,000 which is classified on the balance sheet as Accrued expenses, related parties.

         See Item 12 of this Form 10-KSB -- "Certain Relationships and Related Transactions" and Note 3 - "Related Party Transactions" of the notes to the consolidated financial statements for further information related to transactions with related parties.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised), Accounting for Stock Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. We currently apply APB Opinion No. 25 in accounting for its stock based compensation (options). The amended provisions of SFAS No. 123 had no material effect on our consolidated financial position or results of operation for the year ended December 31, 2004.

         In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

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

         SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on our consolidated financial position or results of operation.

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

RISKS RELATED TO OUR COMMON STOCK

         THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2005, our cash balance was approximately $433,000 and we had a working capital deficit of approximately $4,040,000 (including non-cash debt discount of $1,458,000 related to the issuance of warrants). Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

         WE HAVE A HISTORY OF LOSSES, A NEGATIVE NET WORTH AND MAY NEVER ATTAIN PROFITABILITY. We have a limited operating history and realized a comprehensive loss of $3,970,000 for the twelve months ended December 31, 2005. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2005 we had an accumulated deficit of $79,258,000. We anticipate that we will continue to generate operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of sales and marketing, administration, and research and development, all principally related to the development of our Altnet peer-to-peer network and operating infrastructure. Additionally, as of the date of this report, our current liabilities significantly exceed our current assets.

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

         THE DEREGISTRATION OF OUR COMMON STOCK COULD RESULT IN A MATERIAL REDUCTION IN THE TRADING MARKET OF OUR COMMON STOCK AND A CONSEQUENT DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK. We intend to terminate the registration of our common stock pursuant to Rule 12g-4(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), through the filing of a Form 15 in the second quarter of fiscal 2006. Termination of registration will occur 90 days after we file Form 15 with the Securities and Exchange Commission reciting that our shares are held of record by less than 300 persons. Our duty to file periodic and current reports will be suspended immediately upon filing Form 15.

         Our common stock will cease to be quoted on the OTCBB subsequent to its deregistration. The cessation of quotation of our common stock on the OTCBB could result in a material reduction in the trading market for our common stock and a consequent reduction in the liquidity of our investors' holdings of our common stock. The potential material reduction in the trading market of our common stock could also result in a decline in the market price of our common stock.

         In addition, holders of restricted shares of our common stock will no longer be able to rely on Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended, as our duty to file periodic and current reports will be suspended immediately upon filing Form 15. The inability of certain of our stockholders to rely on Rule 144 could result in a reduced trading market for our common stock and a consequent reduction in market price.

         WE HAVE A SUBSTANTIAL NUMBER OF OUTSTANDING DERIVATIVE SECURITIES WHICH, IF EXERCISED OR CONVERTED INTO COMMON STOCK, WILL RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

         At December 31, 2005, we had outstanding $3,620,000 of senior secured indebtedness which is evidenced by convertible promissory notes due March 31, 2006. The following table illustrates as of March 13, 2006, the number of shares issued and outstanding, as well as the number of shares that may be issued in the future upon conversion of outstanding secured convertible promissory notes and exercise of outstanding options and warrants. For the purposes of this table we have included all warrants whether they are "in-the-money" or not, and the number of shares of common stock underlying the outstanding warrants has been calculated on a "paid-for" exercise basis, whereby the holder of each warrant receives upon exercise a number of shares of common stock equal to the number of warrants held.

                                                                     PERCENTAGE
                                                                      OF FULLY
                                                     SHARES OF         DILUTED
SECURITY                                           COMMON STOCK        SHARES
---------------------------------------------       ----------       -----------

Outstanding Common Stock ....................        5,652,382              9.0%
Secured Convertible Promissory Notes,
  with accrued interest .....................       18,218,040             29.1%
Outstanding Warrants ........................       36,373,467             58.1%
Outstanding Options .........................        2,362,300              3.8%
                                                    ----------       ----------
  Fully Diluted Shares of Common Stock ......       62,606,189            100.0%

         Additionally, we anticipate that during 2006, we may need to raise additional capital. As such, any additional capital raising efforts would cause further dilution to stockholders. Additionally, our notes are currently due and we are negotiating an extension. Any further extensions of the maturity date of our convertible promissory notes will likely require us to issue a substantial number of additional warrants to the note holders.

         IF WE BECOME INSOLVENT, WE WILL BE IN DEFAULT UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES, WHICH COULD RESULT IN OUR OBLIGATION TO PAY IMMEDIATELY ALL AMOUNTS THEN OUTSTANDING UNDER THE NOTES. If we generally do not pay, or become unable to pay, our debts as such debts become due, we will be in default under our outstanding Secured Convertible Promissory Notes, with aggregate principal and accrued interest and fees of $3,620,000 at December 31, 2005. If a default occurs, all amounts owed to the holders of the notes would immediately become due and payable. If we are not able to repay the indebtedness when due, the holders of the notes will be entitled to exercise all of their rights and remedies, including foreclosure on all of our assets we pledged as collateral to secure repayment of the debt.

         OUR STOCK PRICE AND TRADING VOLUME FLUCTUATE WIDELY AND MAY CONTINUE TO DO SO IN THE FUTURE. AS A RESULT, WE MAY EXPERIENCE SIGNIFICANT DECLINES IN OUR STOCK PRICE. The market price and trading volume of our common stock, which trades on the OTCBB, has been subject to substantial volatility, which is likely to continue. This volatility may result in significant declines in the price of our common stock. Factors that may cause these fluctuations include:

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

         IF OUR STOCK DOES NOT SUSTAIN A SIGNIFICANT TRADING VOLUME, STOCKHOLDERS MAY BE UNABLE TO SELL LARGE POSITIONS IN OUR COMMON STOCK. In the past, our common stock has not experienced significant trading volume on a consistent basis and has not been actively followed by stock market analysts. The deregistration of our common stock in the second quarter of fiscal 2006 and the resulting cessation of quotation on the OTCBB could exacerbate our low trading volume and may result in a decrease in the number of stock market analysts who actively follow our common stock. The average trading volume in our common stock may not increase or sustain its current levels. As a result, we cannot be certain that an adequate trading market will exist to permit stockholders to sell large positions of our common stock.

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

         o our ability to renew our Focus Interactive agreement on favorable terms.

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

RISKS RELATED TO OUR BUSINESS

         WE ARE IN LITIGATION IN AUSTRALIAN FEDERAL COURT AS A RESULT OF OUR BUSINESS DEALINGS WITH SHARMAN NETWORKS LIMITED. In March 2004, in the Federal
Court of  Australia,  New  South  Wales  District  Registry,  Brilliant  Digital
Entertainment, Inc., its subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to our business dealings with Sharman Networks Limited, we are integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining us from making copies of, communicating to the public about, or distributing the Plaintiff's sound recordings without a license. On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision which was heard in February, 2006 before the Full Court of the Federal Court of Australia and we are awaiting the appellate court's decision. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision. If the appeal is not successful, the company and certain of our officers may be subject to substantial damages, and we may be prevented from engaging in certain business activities. Either of these results would have a material adverse affect on our ability to continue as a going concern.

         WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM OUR AGREEMENT WITH FOCUS INTERACTIVE, INC., WHICH AGREEMENT EXPIRES IN JULY 2006. Our Strategic Alliance, Marketing and Distribution Agreement with Focus Interactive, Inc. expires in July 2006. We recognized installation bounties and search revenues related to this agreement totaling $4,044,000 and $6,076,000 during fiscal year 2005 and 2004, respectively, representing 68% and 69%, respectively, of our total revenues during such periods. If we are unable to renew our agreement with Focus Interactive or enter into a new agreement with another party upon substantially the same or better terms, or if Focus Interactive breaches its obligations to us under our agreement, our revenues and cash flows from operations for 2006 will be substantially lower than in 2005.

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

         ALTNET'S MICRO-PAYMENT PROCESSING SYSTEM IS RELIANT UPON THE TECHNOLOGY AND SYSTEMS OF THIRD PARTY VENDORS THAT PROVIDE THEIR SERVICES TO ALTNET. We use the technology and services of third parties to process payment for the individual sale of digital content over our Altnet peer-to-peer system. NewGenPay Inc. currently provides payment processing technology and services to us. We have had an interruption in services from NewGenPay and are attempting to resolve this interruption with them. We are unable to determine whether NewGenPay will be able to continue as our payment processor and as such are actively exploring alternative solutions with other payment processors. We believe that this interruption in processing will be resolved in the next 30 days. The ability to process payment for individual sales at price points around $1.00 (better known as micro payments) is important to our ability to commercialize the secure distribution and sale of our customers' digital content to millions of users. Our ability to commercialize Altnet could be materially adversely affected if we do not maintain our relationships with the vendors that provide these services on our behalf. Additionally, a disruption in these vendors' services, problems with their technology, or any other matters that interfere with their provision of services to us could disrupt our ability to collect fees for the digital content we distribute, which would have a materially adverse affect on our operations and our relationship with our customers.

         OUR FAILURE TO MAINTAIN A STRATEGIC RELATIONSHIP WITH SHARMAN NETWORKS COULD ADVERSELY AFFECT OPERATING RESULTS. We receive compensation as the exclusive representative of Sharman Networks for the sale, license, and/or other commercial exploitation of index search results displayed on or otherwise accessed using the Kazaa Media Desktop in response to end user search requests. Additionally, we receive compensation for the sale of advertising campaigns and other revenue received by Sharman Networks, as a result of our efforts. We also receive a monthly license fee from Sharman networks in connection with our sub-licensing of the True Names patent to them. If we do not maintain our strategic relationship with Sharman Networks, these sources of revenue may be eliminated which would adversely affect our financial condition and results of operations.

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

         CURRENT LITIGATION AGAINST SHARMAN NETWORKS LIMITED MAY PREVENT FURTHER DISTRIBUTION OF OUR ALTNET PEER-TO-PEER SOFTWARE, AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE AND SELL DIGITAL FILES TO USERS OF THE KAZAA MEDIA DESKTOP. A disruption in the distribution of the Kazaa Media Desktop or its use by consumers would adversely impact (1) the future distribution of our Altnet software, and (2) Altnet's sale of authorized digital files to users of the Kazaa Media Desktop. For the twelve months ended December 31, 2005, we generated approximately 100% of our total revenues from activities dependent upon the availability of the Kazaa Media Desktop. If there is a disruption in the distribution of the Kazaa Media Desktop or its use by consumers, we may not be able to replace this source of revenue in the short term, or at all. Sharman Networks, the Kazaa Media Desktop, and other peer-to-peer software products, currently are the subject of multiple lawsuits, including METRO-GOLDWYN-MAYER STUDIOS, INC. ET. AL. V. GROKSTER LTD. ET. AL., filed in the United States District Court for the Central District of California (Western Division) by twenty-eight entertainment companies claiming that, among other things, the Kazaa Media Desktop facilitates, contributes to and encourages copyright infringement. Initially, the District Court granted the defendant's motion for summary judgment, holding that Grokster's and Streamcast's P2P networks do not contributorily or vicariously infringe the copyrights of the holders of music and movie copyrights, which decision was affirmed by the U.S. Court of Appeals for the 9th Circuit. The plaintiffs appealed to the U.S. Supreme Court, which reversed the lower courts' decisions on summary judgment and remanded the case back to the District Court. To the extent that Sharman Networks is precluded from distributing the Kazaa Media Desktop as a result of this litigation, our business and financial condition could be materially and adversely affected. While we understand that Sharman Networks is vigorously defending against the claims raised in this litigation, we are unable to determine at this time whether Sharman Networks will prevail.

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

ITEM 7.       FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF BRILLIANT DIGITAL ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm..................     31

Consolidated Balance Sheet as of December 31, 2005.......................     32

Consolidated Statements of Operations and Comprehensive Loss for the
    years ended December 31, 2004 and 2005................................    33

Consolidated Statements of Stockholders' Deficit for the years ended
    December 31, 2004 and 2005...........................................     34

Consolidated Statements of Cash Flows for the years ended
    December 31, 2004 and 2005...........................................     35

Notes to Consolidated Financial Statements...............................     36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Brilliant Digital Entertainment, Inc.
Sherman Oaks, California


        We have audited the accompanying consolidated balance sheet of Brilliant Digital Entertainment, Inc. as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brilliant Digital Entertainment, Inc. at December 31, 2005 and the results of its operations and its cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred comprehensive loss of $3,970,000 for the year ended December 31, 2005 and at this date, the Company had a working capital deficiency of $4,040,000 (including non-cash debt discount of $1,458,000 related to the issuance of warrants) and stockholders' deficit of $2,191,000. These matters give rise to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vasquez & Company LLP


Los Angeles, California
March 3, 2006, Except note 12 for which the date is April 13, 2006

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                    DECEMBER 31,
                                                                       2005
                                                                   ------------
ASSETS
Current assets:
     Cash and cash equivalents ................................    $        433
     Restricted cash ..........................................              75
     Accounts receivable, net of allowance for doubtful
         accounts of $127 .....................................             353
     Accounts receivable, related parties .....................           1,153
     Other assets, net ........................................             194
                                                                   ------------
Total current assets ..........................................           2,208
Property and equipment, net ...................................              92
License rights ................................................             349
                                                                   ------------
Total assets ..................................................    $      2,649
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable .........................................    $        766
     Accrued expenses related parties .........................             658
     Accrued expenses .........................................             844
     Guaranteed Minimum Payments, related party ...............             360
     Secured convertible promissory notes, including
         accrued interest, net of debt discount
         of $1,458 ............................................           2,162
                                                                   ------------
Total current liabilities .....................................           4,790
Other long-term liabilities ...................................              50
                                                                   ------------
Total liabilities .............................................           4,840
Commitments and contingencies .................................            --
Stockholders' deficit:

     Preferred Stock ($0.001 par value; 1,000,000 shares
         authorized; no shares issued or outstanding) .........            --
     Common Stock ($0.001 par value; 350,000,000 shares
         authorized; 5,652,382 shares issued and outstanding) .               6
     Additional paid-in capital ...............................          76,930
     Accumulated deficit ......................................         (79,258)
     Unrealized gain on marketable securities and foreign
         exchange transactions
                                                                            131
                                                                   ------------
Total stockholders' deficit ...................................          (2,191)
                                                                   ------------
Total liabilities and stockholders' deficit ...................    $      2,649
                                                                   ============

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                             ------------------
                                                              2004        2005
                                                             -------    -------
Revenues:
   Marketing services ....................................   $ 5,436    $ 4,135
   Marketing services - related party ....................       782         15
   Licensing and other services - related party ..........     2,068      1,481
   Digital content .......................................        12          5
   Digital content - related party .......................       477        334
                                                             -------    -------
       Total revenues ....................................     8,775      5,970

Costs and expenses:
   Costs of revenues .....................................       505        379
   Costs of revenues - related party .....................       650         35
   Sales and marketing ...................................       379         23
   Sales and marketing - related party ...................       811        606
   General and administrative ............................     5,419      2,971
   Research and development ..............................       473        677
   Depreciation and amortization .........................        38         20
   Loss on impairment of long lived assets ...............      --          750
                                                             -------    -------
       Total operating expenses ..........................     8,275      5,461
                                                             -------    -------
Income (loss) from operations ............................       500        509
Other income (expense):
   Other income ..........................................        (8)      --
   Interest income .......................................         7         15
   Interest expense ......................................    (5,283)    (4,554)
                                                             -------    -------
       Total other income (expense) ......................    (5,284)    (4,539)
                                                             -------    -------
Net loss .................................................    (4,784)    (4,030)

Other comprehensive income (loss):
    Foreign currency translation adjustment ..............        83         60
                                                             -------    -------
Comprehensive loss .......................................   $(4,701)   $(3,970)
                                                             =======    =======

Basic and diluted net loss per share .....................   $ (1.26)   $ (0.79)
                                                             -------    -------

Weighted average number of shares used in
     computing  basic and diluted net
     loss per share ......................................     3,806      5,080
                                                             =======    =======
                See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)

                                                                                      UNREALIZED
                                                                                       GAIN ON
                                             COMMON STOCK                             MARKETABLE
                                      ---------------------                           SECURITIES
                                                              ADDITIONAL              AND FOREIGN
                                        NO. OF                 PAID-IN   ACCUMULATED   EXCHANGE
                                        SHARES     AMOUNT      CAPITAL     DEFICIT    TRANSACTIONS    TOTAL
                                      ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2003 ......   4,181,061   $       5   $  65,857   $ (70,444)   $     (12)   $  (4,594)
    Warrant issued in conjunction
       with debt ..................        --          --         7,291        --           --          7,291
    Stock option exercise .........      10,600        --            19        --          --             19
    Foreign exchange
       translation ................        --          --          --          --             83           83
    Net loss ......................        --          --          --        (4,784)        --         (4,784)
                                      ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2004 ......   4,191,661   $       5   $  73,167   $ (75,228)   $      71    $  (1,985)
    Grant of warrants .............        --          --         3,014        --           --          3,014
    Issuance of shares to acquire
       remaining shares of
       subsidiary and Big Seven ...   1,366,667           1         749        --           --            750
    Exercise of Warrants for
       Common Stock ...............      94,054        --          --          --           --           --
    Foreign exchange translation ..        --          --          --          --             60           60
    Net loss ......................        --          --          --        (4,030)        --         (4,030)
-----------------------------------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2005 ......   5,652,382   $       6   $  76,930   $ (79,258)   $     131    $  (2,191)
                                      =========   =========   =========   =========    =========    =========

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            -------------------
                                                              2004       2005
                                                            --------   --------
OPERATING ACTIVITIES
Net loss ................................................   $ (4,784)  $ (4,030)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and other amortization ...............         38         20
      Accrued interest expense on convertible debt and
         capital financing ..............................        251       (361)
      Warrant amortization related to purchase of
         license rights .................................        698        698
      Amortization of loan discount .....................      4,632      4,215
      Impairment loss on long lived assets ..............       --          750

      Changes in operating assets and liabilities:
        Accounts receivable .............................        202      1,567
        Accounts receivable - related parties ...........       --       (1,153)
        Other assets ....................................        265        (72)
        Accounts payable and accruals ...................        199        223
        Accounts payable and accruals - related parties .     (1,564)    (1,501)
        Deferred revenue ................................       (111)       (32)
        Notes receivable ................................        126       --
        Other long-term liabilities .....................       (330)      (210)
                                                            --------   --------
Net cash provided by (used in) operating activities .....       (378)       114
                                                            --------   --------

INVESTING ACTIVITIES
Purchases of equipment ..................................        (40)        (4)
                                                            --------   --------
Net cash used in investing activities ...................        (40)        (4)
                                                            --------   --------

FINANCING ACTIVITIES
Proceeds from issuance of shares ........................         18       --
Repayments of notes .....................................       (250)       (50)
                                                            --------   --------
Net cash used in financing activities ...................       (232)       (50)
NET INCREASE(DECREASE) IN CASH AND
    CASH EQUIVALENTS ....................................       (650)        60

Translation adjustments .................................         83         60
Cash and cash equivalents at beginning of period ........        880        313
                                                            --------   --------
Cash and cash equivalents at end of period ..............   $    313   $    433
                                                            --------   --------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest ..........................................   $     50   $    692
                                                            --------   --------
Supplemental disclosure of non-cash investing and
financing activities:
    Issuance of warrants for the extension of maturity
         of convertible notes ...........................   $  7,291   $  3,014
    Issuance of shares of common stock for the purchase
         of remaining shares of subsidiary ..............       --          350
    Issuance of shares of common stock for the purchase
         of interest in Big Seven .......................       --          400
                                                            --------   --------

                 See Notes to Consolidated Financial Statements

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

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

         We own 100% of the outstanding capital stock of Altnet and manage all of its day-to-day operations. We acquired the remaining 24.5% of Altnet from Joltid, Ltd. on May 17, 2005 in exchange for the issuance to Joltid of 700,000 shares of Brilliant's common stock. Joltid, Ltd. is the company from whom we license a substantial portion of Altnet's peer-to-peer technology. Previously, we increased our ownership of Altnet from 51% to 75.5% in May 2003, when we acquired 1,102,500 shares of Altnet's common stock from Joltid in exchange for 700,000 shares of Brilliant's common stock. We also issued to Joltid 100,000 shares of Brilliant's common stock as consideration for an option to purchase Joltid's remaining shares of Altnet. The option, which was scheduled to expire in May 2005, entitled us to purchase Joltid's remaining 1,102,500 shares of Altnet common stock in exchange for 700,000 shares of Brilliant's common stock, with a value of $350,000. In May 2005, we exercised the option and acquired Joltid's remaining interest in Altnet. Prior to these transactions, we received 51% of the outstanding capital stock and Joltid, Ltd. received 49% of the capital stock. Neither party was required to make a capital contribution in connection with the formation of Altnet. At the time of the transaction, the only significant asset owned by Altnet was its technology.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and at December 31, 2005, had negative working capital of approximately $4,040,000 (including non-cash debt discount of $1,458,000 related to the issuance of warrants) and a stockholders' deficit of approximately $2,191,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, generally the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. In the case of each of our product and service lines we establish a contract or insertion order with our customers with specific requirements for a fixed price, a delivery schedule, and terms for payment. The Company regularly evaluates the collectibility of its receivables based on a combination of factors. When a customer's account becomes past due, it initiates a dialogue with the customer to determine the cause. If the Company determines that the customer will be unable to meet its financial obligations, due to a bankruptcy filing, deterioration in the operating results or financial position or other material events impacting its business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. If circumstances related to specific customers change, the Company's estimate of the recoverability of receivables could materially change. At December 31, 2005, the Company had a reserve of $127,000 to cover a few customers from whom collectibility is uncertain.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


         The Company's revenues are derived principally from marketing services, licensing and other services and digital content revenue.

         Marketing services revenues are derived from paid search and advertising agreements. Under the terms of the Company's agreement with Focus Interactive, Inc. (formerly known as The Excite Network, Inc. and Ask Jeeves, Inc.), now owned by IAC/InterActiveCorp, the Company is paid a non-refundable bounty for the installation of a My Search toolbar on an English speaking user's computer, and the Company is paid a percentage of the gross profit earned as a result of clicks on paid search results by any end users of the toolbar. The Company recognizes revenue as installations are recorded, and as the gross profit share of paid searches is reported. The Company derives advertising revenue by selling advertising inventory on behalf of Sharman Networks Limited in exchange for a percentage of revenue therefrom. Sharman's clients pay a fee based on a cost per thousand impressions (CPM) or specified conversions delivered (CPA). The Company also sells advertising for display to users of its Altnet's Peer Points Manager. The Company recognizes advertising revenue when the conversions are made or impressions are delivered.

         Licensing   and  other   services   revenues   are  derived   from  the
sub-licensing of the True Names patent, business development services, and payment processing services. Under the terms of the Company's patent sublicense agreement with Sharman Networks Limited, the Company recognizes sublicense payments as revenue on a monthly basis as earned. The Company negotiates with third parties that desire to enter into a business transaction with Sharman relating to the KMD application. The commission paid to the Company is a percentage of the gross revenue received by Sharman for each transaction entered into based solely on the Company's efforts. Revenue is recognized from individual transactions based on the specific terms of the applicable contract, which may involve (i) a revenue share deal, (ii) a one-time fee paid at signing or at some other date, or (iii) a combination of these two arrangements. Non-refundable advance fees are amortized over the life of the contract or as earned. Revenue share fees are recognized as earned. The Company charges fees to Sharman Networks as a percentage of gross sales for the use of Altnet's payment processing gateway on the sale of certain software applications. These fees were discontinued in February, 2005 as we no longer process these sales for Sharman Networks.

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

         COST OF REVENUES

         Cost of revenues is primarily related to the costs of services provided through our Altnet subsidiary. They include the cost of providing internet bandwidth and costs associated with payment processing services for the payment gateway.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


RESEARCH AND DEVELOPMENT COSTS

         Research and development expenses include salaries and benefits of personnel conducting research and development relating to our Internet web site, payment gateway and related information database, and the development of Altnet's Points Manager software application.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturity of three months or less when acquired to be "cash and cash equivalents."

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company regularly evaluates the collectibility of its accounts receivable balances, and records specific reserve for bad debt to reduce the related receivable to the amount they expect to recover given all information currently available.

PROPERTY AND EQUIPMENT

         Property  and   equipment   are  stated  at  cost.   Depreciation   and
amortization are provided using the straight-line method over the estimated useful lives ranging up to five and one-half years.

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of Brilliant Digital Entertainment Pty Ltd Australia is its local currency, Australian dollars. Assets and liabilities of Brilliant Digital Entertainment Pty Ltd Australia are translated into U.S. dollars (the reporting currency) using a current exchange rate ($0.7301 at December 31, 2005), and revenues and expenses are translated into U.S. dollars using an average exchange rate ($0.762) for the year ended December 31, 2005 and $0.737 for the year ended December 31, 2004.

         The effects of foreign currency translation adjustments are deferred and included as "other comprehensive income (loss)" as a component of stockholders' deficit, on an accumulated basis. The Company recorded a comprehensive gain from foreign currency translation of $60,000 in 2005 and $83,000 in 2004.

         Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transactions are included in the statements of operations and comprehensive loss.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


NET LOSS PER SHARE

         The Company computes and presents loss per share in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. Options, warrants and convertible debt representing common shares of 17,967,790 and 56,953,807 were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the years ended December 31, 2004 and 2005, respectively, because they were anti-dilutive.

         All per share amounts reflect the effect of the 1-for-10 reverse stock split which occurred on December 30, 2005.

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

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 2005 and 2004 is not representative of the pro forma effect on net loss in future years because it reflects expense for only one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years. The Company's pro forma information is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                         2004           2005
                                                     -----------    -----------

Net loss, as reported ............................   $(4,784,000)   $(4,030,000)
Employee compensation expense ....................   $  (165,000)   $   (45,000)
Net loss, pro forma ..............................   $(4,949,000)   $(4,075,000)
Basic and diluted loss per share, as reported ....   $     (1.30)   $     (0.79)
Basic and diluted loss per share, pro forma ......   $     (1.30)   $     (0.80)

CONCENTRATION OF REVENUE RISK

         For the twelve months ended December 31, 2005, the Company generated approximately 100% of its total revenue either directly from Sharman or from other parties based on activities dependent upon the availability of the Kazaa Media Desktop to computer users.

         The Company maintains the majority of its cash and cash equivalents in one bank in the United States and with one bank in Australia. The bank account maintained in the United States is guaranteed by the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The banking system in Australia does not provide the same guarantees. At December 31, 2005 the Company had approximately $399,000 at the United States bank, which was in excess of the FDIC insurance limit and approximately $34,000 in the Australian bank, which was not guaranteed.

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations of credit risk consist primarily of accounts receivable. The Company had $1,153,000 of accounts receivable from Sharman Networks, representing 77% of the Company's accounts receivable balance at December 31, 2005. The Company performs credit evaluations and generally does not require collateral.

         OTHER LONG-TERM INTANGIBLES

         The Company records intangible assets in accordance with Statement of Financial Accounting Standards (or FAS) 141 "Business Combination", FAS 142
"Goodwill and other Intangible Assets" and FAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 144 requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be realized. The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2004, in connection with this review, the Company obtained an independent valuation to assist in evaluating its intangible assets for impairment in accordance with FAS 144. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life, is less than the carrying amount of the asset. Amortization expenses related to the long-lived asset were approximately $698,000 and $698,000 for the years ended December 31, 2005 and 2004, respectively. Annual estimated amortization expense for the remaining long-lived asset for each of the five succeeding years is as follows:

                  2006.........................      $    349,000
                                                      -----------
                  Total........................      $    349,000
                                                     ============

LOSS ON IMPAIRMENT OF BIG SEVEN AND ALTNET. At the time we acquired the remaining shares of Altnet from Joltid and purchased the shares of Big Seven, we determined that both Big Seven and Altnet were impaired and we recorded an impairment charge for the full value of the purchases, totaling $750,000.

LICENSE RIGHTS

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the True Names patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 500,000 shares of common stock (the" Warrant to Purchase Common Stock") at an exercise price of $0.01 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the True Names patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification, based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000, which is being amortized over the remaining useful life of the patent license agreement, or 3 years. During 2005, the

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


Company recorded $698,000 of amortization expense related to the patent, leaving an unamortized balance of $349,000 at December 31, 2005, which is reflected on the balance sheet in License Rights.

RESTRICTED CASH

         At December 31, 2005, $75,000 of cash was pledged as collateral on outstanding convertible promissory notes and was classified as restricted cash on the balance sheet.

RECLASSIFICATION

         Certain reclassifications have been made to the December 31, 2004 financial statements to conform to the December 31, 2005 presentation.

3.       RELATED PARTY TRANSACTIONS

     On May 28, 2003, Altnet entered into a non-exclusive, perpetual, irrevocable, transferable, worldwide license to use rights to Joltid Ltd.'s Content Distribution Environment peer-to-peer computer program, commonly referred to as PeerEnabler. In exchange for the license, Altnet agreed to pay Joltid a guaranteed monthly fee of $30,000 based on a percentage of revenues earned from the exploitation of the licensed rights, subject to a maximum aggregate amount. The Company has reflected the current portion of the guaranteed payment of $360,000 as a current liability. The Company paid Joltid $120,000 and $380,000 for services provided during the years ended December 31, 2005 and 2004, respectively, had an outstanding trade payable to them of $19,170 and had guaranteed minimum payments of $360,000 due to Joltid as of December 31, 2005.

         The Company entered into a Patent Sublicense Agreement with Sharman Networks Limited, the distributor of the Kazaa Media Desktop file sharing software application (or KMD). Pursuant to the Patent Sublicense Agreement, the Company granted Sharman Networks a limited, non-exclusive sublicense to the Company's rights to the True Names patent, which the Company licenses from Kinetech Inc. The True Names patent covers a method of identifying digital files based on the actual data contents of the file, rather than by its name, origin, location, address, or other information that can easily be changed. As consideration for the sublicense, the Company will receive from Sharman Networks a monthly license fee. Additionally, in June 2003, the Company and Altnet entered into a Joint Enterprise Agreement with Sharman Networks, to act as their exclusive representative for the sale, license and/or other commercial exploitation of index search results displayed on or otherwise accessed using the KMD in response to end user search requests. The agreement also granted the Company a non-exclusive right to enter into agreements with third parties to provide for the establishment of one or more browse channels within the KMD that enable users to find and download rights-managed content from the relevant browse channel in a single click process, and to provide for all the terms and conditions governing the management, maintenance, operation, and other elements of each browse channel. The Company shall share in revenues derived from the browse channels. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 1,400,000 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $6.10 per share, expiring in June 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and recognized $574,000 of warrant expense during 2003. In conjunction with our FAS 144 impairment review performed in 2003, it was determined that the carrying value of the asset would not be recoverable. As a

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


result the unamortized balance of $2,377,000 was written off as impairment loss in 2003. As of December 31, 2005 the Company has an outstanding balance due from Sharman Networks of $1,153,000.

         In June 2003, the Company received additional financing in the form of a promissory note, totaling $100,000, from Europlay Capital Advisors (ECA), an entity in which the Company's previous Chairman is an executive, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 53,333 shares of the Company's common stock at an exercise price equal to $2.8125 per share, expiring in June 2006. ECA agreed to extend the maturity date of the note from August 10, 2003 to December 31, 2003. In consideration for its agreement to extend the maturity date, we issued to ECA additional warrants to purchase up to an aggregate of 22,727 shares of our common stock at an exercise price of $4.40 per share. The fair value of both warrant grants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of the warrants was determined to be $187,835. The note was paid in full in December 2003 and the value of these warrants and related discount, were fully expensed during that year. In addition, during 2005 the Company paid ECA $606,000 for commissions and consulting services, and as of December 31, 2005 has outstanding accrued expenses to ECA of $658,000.

         The Company leased its U.S. offices, under operating lease agreements, from Toibb Enterprises (Toibb), an entity owned by Harris Toibb, a secured debt holder and the largest shareholder in the Company. The Company paid rent to Toibb of $103,000 during 2004. In October 2004, the Company relocated its U.S. office to a facility not controlled by Mr. Toibb.

         The Company has paid Detershan, an entity owned by Mark Miller, a member of our Board of Directors, for technical and hosting services associated with content placed on our Altnet network. The Company paid Detershan $45,568 during 2004. In addition, the Company paid Pacific Interactive Pty. Limited $86,250 and $61,950 for consulting services during 2005 and 2004. Mark Miller and his wife are the sole stockholders of Pacific Interactive Pty. Limited.

         For the year ended December 31, 2004, the Company paid Abe Sher, a member of the Board of Directors during 2004, $172,000. Mr. Sher became an employee of the Company in December 2003, prior to which he was a consultant to the Company. For the year ended December 31, 2005, the Company paid Mr. Sher $109,500. Mr. Sher's employment with the Company ended on November 30, 2005.

         In June 2004, we entered into a Settlement Agreement and Mutual Release with Big Seven Entertainment, LLC, a distributor of digital content over the Altnet network, and Detershan Pty. Ltd. Big Seven was owned by Michael Toibb, the son of Harris Toibb, our largest secured creditor and stockholder. Under the terms of the agreement, we agreed to acquire from Michael Toibb, on or before the first anniversary of the agreement, all of his ownership interest in Big Seven in exchange for the issuance of 666,667 shares of our common stock or, in lieu of such issuance, the payment of $1.50 in cash for each such share (for aggregate proceeds of $1,000,000). Prior to our acquisition of Mr. Toibb's ownership interest in Big Seven, we agreed to operate Big Seven's business, wherein we were responsible for all of Big Seven's liabilities and were entitled to retain all of its revenues. We also agreed to reimburse Michael Toibb $150,000 in legal and professional fees and pay him a management fee of $15,000 per month until we consummate our acquisition of Big Seven. We also agreed to indemnify Mr. Toibb for all losses, damages and expenses that may arise from our operation of Big Seven. On June 16, 2005, we issued 666,667 shares of our Common Stock to Harris Toibb, with a value of $400,000, in exchange for all of the ownership interests in Big Seven Entertainment, LLC. The shares were issued to Harris Toibb in accordance with the terms of that certain Assignment of Rights Agreement, dated June 15, 2005, among Harris Toibb, Michael Toibb and Omni

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


Management Group, LLC, and acknowledged by us, whereby Michael Toibb assigned to Harris Toibb, in consideration of a cash payment, Michael Toibb's rights under that certain Settlement Agreement and Mutual Release, dated as of June 16, 2004, among us, Big Seven Entertainment, LLC, Michael Toibb and the other parties thereto. Pursuant to the terms of the Settlement Agreement and Mutual Release, we agreed to acquire from Michael Toibb, on or before the first anniversary of the date of the Settlement Agreement and Mutual Release, all of the ownership interest in Big Seven Entertainment, LLC in exchange for the issuance of 666,667 shares of our Common Stock.

         Sharman Networks Limited agreed to indemnify the Company for certain uninsured legal expenses and related costs incurred in connection with the ongoing litigation in Australia in which both Sharman Networks Limited and the Company are defendants. As a result, during 2004, the Company reduced its legal expense by approximately $766,000 and reduced the corresponding liability to Sharman Networks by $766,000.

4.       SIGNIFICANT AGREEMENTS

FOCUS INTERACTIVE (FORMERLY THE EXCITE NETWORK)

         On April 28, 2005, the Company amended its Strategic Alliance and Distribution Agreement, dated April 14, 2003, with Focus Interactive, Inc. (formerly known as The Excite Network, Inc. and Ask Jeeves, Inc.), now owned by IAC/InterActiveCorp, to modify the royalty and other economic terms of the Agreement, provide for the payment by Focus of an additional advance against future royalties and other payments, and extend the term of the agreement for an additional year. The agreement with Focus now expires on July 26, 2006, unless terminated earlier in accordance with its terms. Under the terms of the amendments, we recorded only our portion of the advance payment less commission received from Focus as deferred revenue. Under the terms of our Strategic Alliance and Distribution Agreement, dated April 14, 2003, as amended in April 2005, we received from Focus Interactive, Inc. $1,360,000, which was our portion of an advance against future payments less commissions. The amount was recorded as deferred revenue and was fully recouped in December, 2005. Since June, 2003, payments to us by Focus under our agreement have funded a substantial portion of our working capital. The Company recognized installation bounties and search revenues related to this agreement, totaling $4,044,000 and $6,076,000 in 2005 and 2004, respectively.

CONVERTIBLE PROMISSORY NOTES

         In May 2001, pursuant to Note and Warrant Purchase Agreements dated April 19, 2001, as amended, we sold to Harris Toibb, Europlay 1, LLC (an entity in which Mark Dyne, our Chairman, has an ownership interest) and Preston Ford Inc. secured convertible promissory notes (the "Original Notes") in the aggregate principal amount of $2,264,150 and three-year warrants (the "Original Warrants") to purchase up to an aggregate of 285,039 shares of our Common Stock at exercise prices of $7.93 per share (with respect to 279,212 shares) and $8.58 per share (with respect to 5,827 shares). We sold these securities for an aggregate purchase price of $2,264,150. The Original Notes originally had a term of eighteen months from the date of issuance and an interest rate of 10% per annum, payable at maturity. The principal amount of the Original Notes and, at the option of the holder, all accrued interest, originally could be converted by the holder into shares of our Common Stock at a conversion price of $7.06 per share. The Original Notes are secured by all of our assets and the assets of our subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

         In December 2001, pursuant to Note and Warrant Purchase Agreements dated December 19, 2001, we entered into a financing transaction that was structured similar to the financing we conducted in May 2001 and involved one of the same investors. In the December 2001 financing transaction, we sold to Harris

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


Toibb and Capel Capital Ltd. secured convertible promissory notes (the "New Notes" and, together with the Original Notes, the "Notes") in the aggregate principal amount of $750,000. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at a price equal to the lesser of (i) $2.00, or (ii) the volume weighted average price of a share of our Common Stock on the American Stock Exchange, or on any exchange on which the Common Stock is then traded, over any five (5) consecutive trading days commencing on December 14, 2001 and terminating at 5:00 p.m. on November 10, 2002 (the "Conversion Price"). In connection with our sale of the New Notes, we issued to the holders thereof warrants (the "New Warrants" and, together with the Original Warrants, the "Debt Warrants") to purchase up to that number of shares of our Common Stock obtained by dividing 200% of the Principal Amount by the product obtained by multiplying
1.125 by the Conversion Price, exercisable at a price per share equal to 1.125 times the Conversion Price. The New Notes mature simultaneous with the Original Notes, which originally was on November 10, 2002 and bear interest at the rate of 10% per annum. The principal amount of the New Notes and, at the option of the holder, all accrued interest, may be converted by the holder into shares of our Common Stock at the Conversion Price. As with the May 2001 financing, the New Notes are secured by all of our assets and the assets of our two subsidiaries, B3D, Inc. and Brilliant Studios, Inc., and guaranteed by B3D, Inc. and Brilliant Studios, Inc.

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

         On November 10, 2002, the Conversion Price for the Notes was fixed at $1.203 per share, which was the lowest volume weighted average price of a share of our Common Stock on the American Stock Exchange over any five (5) consecutive trading days commencing on December 14, 2001 and ending on November 10, 2002. Assuming that all of the principal amount and accrued interest on the Notes was converted into common stock on December 31, 2003, the maturity date of the Notes, the Note holders would have acquired 3,114,110 shares of our common stock.

         On November 10, 2002, the exercise price of the Debt Warrants was fixed at $1.353 per share, which is equal to 1.125 times the Conversion Price for the Notes at November 10, 2002 ($1.203 per share). The Debt Warrants may be exercised to purchase up to 4,454,272 shares of our common stock at the exercise price. The number of shares that may be acquired upon exercise of the warrants was determined by dividing $6,028,300 (200 percent of the aggregate principal amount of the Notes) by the exercise price.

         In October 2002, the holders of the Notes agreed to extend the maturity date of the Notes from November 10, 2002 to December 31, 2003. In consideration of their agreement to extend the maturity date, we issued to the Note holders warrants to purchase up to an aggregate of 2,522,603 shares of our common stock at an exercise price of $2.091 per share. The Company recorded prepaid interest expense of $1,699,000 which represents the estimated fair value of the warrants issued determined by using the Black Scholes model with the following inputs: risk factor of return 4.5%; volatility 50%; 3 year warrant life and no dividends. This amount is being amortized on a straight-line basis over the life of the Original Notes. Thus the Company expensed $340,000 of debt discount in the fourth quarter of 2002, with the remainder expensed in 2003.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


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

         On March 30, 2004, in consideration of an agreement to extend the maturity date of the secured indebtedness to September 26, 2004, the Company agreed to the following:

         o To amend the expiration date of warrants to purchase 4,454,272 shares of common stock held by the note holders from May 23, 2004 to October 4, 2005;

         o To issue the note holders additional warrants to purchase up to an aggregate of 401,887 shares of our common stock at an exercise price of $1.50 per share; and

         o To apply on a monthly basis, 50% of our "Excess Cash" toward repayment of the secured indebtedness, until the indebtedness is paid in full. Excess Cash is defined to mean, at any time of determination, the amount which is equal to the Company's consolidated revenues minus costs and expenses consisting only of costs of revenues, sales and marketing costs, general and administrative costs, and research and development costs, all of which are determined monthly in the same manner as is reported in the Company's consolidated statements of operations. Non-cash expenses are not deducted from revenues in calculating Excess Cash.

         In November 2004, the Company and its secured debt holders extended the maturity date of the Company's senior secured indebtedness from September 26, 2004 to September 26, 2005. In consideration of the extension, the Company agreed to the following material terms:

         o To extend the expiration date of warrants to purchase an aggregate of 7,378,761 shares of common stock held by the note holders from October 2, 2005 to October 4, 2008;

         o To reduce the conversion price of the convertible notes and the exercise price of all of the outstanding warrants to $0.70 per share; and

         o To make the following payments to the note holders in repayment of the indebtedness: (i) $50,000 per month, plus
                  (ii) 50% of any quarterly  EBITDA in excess of $600,000,  plus
                  (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue.

         In October, 2005, the Company and its secured debt holders extended the maturity date of the Company's senior secured indebtedness from September 26, 2005 to March 31, 2006. In connection with the extension of the maturity date of these notes to March 31, 2006, the Company:

         (i) adjusted the conversion price of the secured indebtedness from $0.70 to $0.20 per share effective upon the amendment of the Company's Amended and Restated Certificate of Incorporation to provide for a one-for-ten reverse stock split of the outstanding shares of the Company's common stock (the "Reverse Split");

         (ii) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto (for a total of 7,378,761 common shares), from $0.70 to $0.20 per share; and

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


         (iii) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.20 per share, to purchase an aggregate of 26,373,813 shares of our common stock.

         In addition, the Company agreed to make payments to the note holders in repayment of the indebtedness as follows: (i) $75,000 per month, plus (ii) 50% of any quarterly EBITDA in excess of $500,000, plus (iii) 50% of any increased revenue received from existing sources of revenue or from new sources of revenue. Our senior secured debt is currently due and we are negotiating a further extension.

         Pursuant to the extension in October, 2005, we issued to the Note holders warrants to purchase up to an aggregate of 11,100,000 shares of our common stock at an exercise price of $0.20 per share. Further we issued to the Note holders warrants to purchase an additional 15,273,813 shares of the Company's common stock, which warrants vested and became exercisable effective upon the Reverse Split and the conversion price of the secured indebtedness from $0.70 to $0.20 per share also become effective. As of September, 2005, the 15,273,813 shares were in excess of the Company's authorized number of common stock. The Company calculated the fair value of the warrants for 11,100,000 of common stock by using the Black Scholes model with the following inputs: interest rate of 4.1%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of 115%; and the expected life of the warrants of 4.02 years. The Beneficial Conversion Feature for the warrants to purchase 11,100,000 shares of common stock was calculated at the commitment date which was as of September 26, 2005, and the calculated value was limited to the face amount of the convertible debt which is $3,014,000. Because the debt was due in six months, the "Debt Discount," (a contra-liability account) is amortized to "Interest Expense" over 186 days or period of the note extension from September 26, 2005 to March 31, 2006.

         Effective upon the Reverse Split which took effect December 30, 2005, warrants to purchase 15,273,813 shares of the Company's common stock were issued to the Note holders and the conversion price of the secured indebtedness was changed from $0.70 to $0.20.

         The Company expensed $1,556,000 of debt discount in 2005, with the remainder to be expensed in the first quarter of 2006.

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

         On May 17, 2005, the Company acquired the remaining 24.5% of Altnet from Joltid, Ltd in exchange for the issuance to Joltid of 700,000 shares of unregistered shares of the Company. We now own 100% of the outstanding capital stock of Altnet. Prior to this transaction, the Company owned 75.5% of Altnet,

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


having issued 700,000 unregistered shares of the Company's common stock in May, 2003 to acquire 1,102,500 shares of Altnet common stock (24.5%), and 100,000 unregistered shares of its common stock to obtain the option to purchase the remaining 1,102,500 shares of Altnet common stock (24.5%) at an exercise price of $1.575. The value assigned to the 700,000 shares was $350,000.

         On June 16, 2005, we issued 666,667 shares of our Common Stock to Harris Toibb, with a value of $400,000, in exchange for all of the ownership interests in Big Seven Entertainment, LLC. The shares were issued to Harris Toibb in accordance with the terms of that certain Assignment of Rights Agreement, dated June 15, 2005, among Harris Toibb, Michael Toibb and Omni Management Group, LLC, and acknowledged by us, whereby Michael Toibb assigned to Harris Toibb, in consideration of a cash payment, Michael Toibb's rights under that certain Settlement Agreement and Mutual Release, dated as of June 16, 2004, among us, Big Seven Entertainment, LLC, Michael Toibb and the other parties thereto. Pursuant to the terms of the Settlement Agreement and Mutual Release, we agreed to acquire from Michael Toibb, on or before the first anniversary of the date of the Settlement Agreement and Mutual Release, all of the ownership interest in Big Seven Entertainment, LLC in exchange for the issuance of 666,667 shares of our Common Stock.

         We held a Special Meeting of Stockholders of the Company on December 12, 2005, to amend our Amended and Restated Certificate of Incorporation to accomplish a 1-for-10 reverse stock split of the Company's issued and outstanding common stock. The meeting was held and the reverse stock split was approved. On December 30, 2005, we effectuated a one-for-ten reverse split of our issued and outstanding common stock through the filing with, and acceptance by, the Delaware Secretary of State, of a Certificate of Amendment of Amended and Restated Certificate of Incorporation. The issued and outstanding shares of our common stock were converted into the right to receive one share of common stock for each ten shares previously held. Holders of common stock prior to the reverse stock split who would otherwise be entitled to a fraction of a share on account of the reverse stock split will receive, in lieu of such fractional share, one whole share of common stock.

         On January 3, 2006, the reverse stock split took effect with the NASDAQ Stock Market and our common stock, on a post-reverse stock split basis, began trading on the OTC Bulletin Board under its new trading symbol "BDLN."

PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2005, no shares were issued or outstanding. The Board of Directors has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights, which may adversely affect the voting power or other rights of the holders of the Company's Common Stock.

WARRANTS AND OPTIONS

         On May 23, 2001, the Company issued, in connection with Secured Convertible Promissory Notes (the "Original Notes"), to Harris Toibb, Europlay 1, LLC and Preston Ford, Inc. (the "Investors") warrants to purchase 285,039 shares of Common Stock at exercise prices of $7.93 per share (with respect to 279,212 shares) and $8.58 per share (with respect to 5,828 shares). The number of shares underlying each warrant issued to each Investor is equal to 100% of the principal amount of the note acquired by that Investor divided by 112.5% of the average closing sales price of the Company's Common Stock on the American Stock Exchange over the 10 trading days prior to execution by the Investor of a note purchase agreement. In

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


December 2001, the terms of the Original Notes were amended such that the number of warrants to be issued to the Investors relative to the Original Notes and the warrants issued in connection with Secured Convertible Promissory Notes pursuant to the December 2001 (the "New Notes") financing will only be finally determined upon conversion of the notes.

         In connection with the issuance of warrants from the Original Notes, a beneficial conversion feature of $1,056,000 was recorded and is being amortized on a straight-line basis over the life of the Original Notes. The Company incurred a beneficial conversion feature expense of $10,690 for the second quarter of 2001. In the third and fourth quarters of 2001, the Company expensed $176,000 in connection with the beneficial conversion feature. The remaining $693,000 was expensed through November 10, 2002.

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

         Under the terms of the Company's Deferred Compensation Plan ("Plan") dated January 1, 1997, the prior Chairman of the Board of Directors (and prior employee of the Company) and a current executive, elected to exchange Plan benefits for stock options on May 30, 2003. In conjunction with this election, the Company issued 1,039,500 options to purchase common stock of the Company to the two individuals with an exercise price of $1.20 per share, when the average market price of the Company's stock for the five days preceding the grant date was equal to $2.30 per share. The options expire in May 2013. The intrinsic value, which equated to the fair value, of the options of $1,143,450 were equal to the total amount of deferred compensation, plus accrued interest owed to the two individuals, as of the date of the grant, May 30, 2003, and therefore the Company has not recognized any expense associated with the conversion.

         In June 2003, the Company and its subsidiary entered into a Joint Enterprise Agreement with Sharman Networks, to act as its exclusive representative for the sale, license and/or other commercial exploitation of its search technology. Under the terms of this agreement, the Company issued Sharman Networks warrants to purchase up to 1,400,000 shares of the Company's common stock, par value $0.01 per share, at an exercise price of $6.10 per share, expiring in June 2008. These warrants were initially vested and exercisable with respect to 700,000 shares on the issuance date and will vest and become exercisable with respect to the remaining 700,000 shares two years following the issuance date provided that the Joint Enterprise Agreement has not been terminated prior to such date. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and expected life of the warrants. The fair value of these warrants was determined to be $2,951,000. The Company was reflecting the total value of these warrants, net of amortized warrant expense, as License Rights on the balance sheet. The Company amortized the license rights over three years, the life of the agreement, and had recognized $574,000 of warrant expense during 2003. In conjunction with our FAS 144 impairment review done in 2003, it was determined that the carrying value of the asset would not be recoverable. As a result the unamortized balance of $2,377,000 was written off as impairment loss in 2003.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


         In June 2003, the Company received $200,000 of additional financing in the form of promissory notes, bearing an interest rate of 10% per annum and due August 10, 2003. In conjunction with this transaction, the Company issued warrants to purchase up to 106,667 shares of the Company's common stock at an exercise price equal to $2.8125 per share, expiring in June 2006. In August 2003, a holder of one of these notes in the amount of $100,000 agreed to extend the maturity date of the notes from August 10, 2003 to December 31, 2003. In consideration for their agreement to extend the maturity date, the Company issued to the Note holder additional warrants to purchase up to an aggregate of 22,727 shares of common stock at an exercise price of $4.40 per share. The fair value of all of the warrants as examined at the date of their grants was based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 3 years. The value of these warrants was determined to be $414,000 and $48,000 respectively. These amounts were fully amortized and reflected as warrant expense during 2003. Both notes were repaid during the fourth quarter of 2003.

         In October 2002, the Company entered into a patent license agreement with Kinetech, Inc. ("Kinetech"), pursuant to which it acquired a license to the True Names patent, and in consideration for such license, the Company issued to Kinetech a warrant to purchase up to 500,000 shares of common stock (the "Warrant to Purchase Common Stock") at an exercise price of $0.01 per share. In July 2003, the Company modified the terms of the Warrant to Purchase Common Stock with Kinetech, Inc., which accelerated the vesting of the then outstanding warrants. As a result of the accelerated vesting and the fact that the Company now recognizes revenue on a monthly basis from sub-licensing the True Names patent, the Company determined that the warrants granted to Kinetech as consideration for the patent rights had a determinable value. The fair value of the warrants was re-examined at the date of modification and is based on a Black-Scholes model with the following weighted average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of expected market price of the Company's common stock of 50%; and the expected life of the warrants, or 6 years. The value of these warrants was determined to be $2,096,000 and will be amortized over the remaining useful life of the patent license agreement, or 3 years. The Company recorded $698,000 and $698,000 of amortization expense related to the patent during 2005 and 2004 respectively, leaving an unamortized balance of $349,000 at December 31, 2005, which is classified as License Rights on the balance sheet.

         In August 2003 the Company signed a twelve month Representation Agreement with a legal consultant, to assist Altnet in marketing and promoting its peer-to-peer technology to major record companies. In conjunction with this agreement, the Company issued warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price equal to $5.40 per share, expiring on October 15, 2008. The fair value of warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2003: interest rates of 4.5%; dividend yield rates of 0; volatility factors of the expected market price of the Company's common stock of 50.0%; and the expected life of the warrants, or 5 years. The value of these warrants was determined to be $1,319,000, and was to be amortized over the life of the agreement, or 12 months. In conjunction with our FAS 144 impairment review, it was determined that the carrying value of the asset was not recoverable and as a result the remaining unamortized amount of $770,000 was written off as an impairment charge in 2003.

         In 2003, the Company issued warrants to purchase an aggregate of 551,500 shares of common stock in consideration for consulting services. The fair value of the warrants as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2004 and 2003, respectively: interest rates of 5.5% and 5.5%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the warrants of 3 years for both years. The Company expensed $1,583,000 in connection with these warrants.

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


         In October, 2005, the Company and its secured debt holders extended the maturity date of the Company's senior secured indebtedness from September 26, 2005 to March 31, 2006. In connection with the extension of the maturity date of these notes to March 31, 2006, the Company:

         (i) adjusted the conversion price of the secured indebtedness from $0.70 to $0.20 per share effective upon the amendment of the Company's Amended and Restated Certificate of Incorporation to provide for a one-for-ten reverse stock split of the outstanding shares of the Company's common stock (the "Reverse Split");

         (ii) adjusted the purchase price of all warrants issued to the Holders in consideration of the secured indebtedness and all amendments thereto (for a total of 7,378,761 common shares), from $0.70 to $0.20 per share;

         (iii) issued to the Holders warrants dated September 26, 2005 and expiring on October 5, 2009, with an exercise price of $0.20 per share, to purchase an aggregate of 26,373,813 shares of our common stock.

         Our senior secured debt is currently due and we are negotiating a further extension.

         The following table summarizes warrant activity:

                                                  NUMBER
                                                 OF SHARES        WARRANT PRICE
                                               -------------      -------------
Outstanding at December 31, 2003.........         12,335,500      $0.01 - $65.00
Granted..................................            401,886          $0.70
Exercised................................               --              --
Forfeited................................         (1,463,772)     $1.60 - $4.385
-----------------------------------------      -------------      --------------
Outstanding at December 31, 2004.........         11,273,614      $0.70 - $7.50
Granted..................................         26,373,812          $0.20
Exercised................................               --             --
Forfeited................................         (1,273,959)     $1.60 - $2.50
-----------------------------------------      -------------      --------------
Outstanding at December 31, 2005.........         36,373,467      $0.20 - $6.10
-----------------------------------------      -------------      --------------

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


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

         The following table summarizes stock option activity:

                                                 NUMBER
                                                OF SHARES        OPTION PRICE
                                               ------------     --------------
Outstanding at December 31, 2003.........         1,538,050     $0.01 - $59.40
Granted..................................              --             --
Exercised................................              --             --
Forfeited................................          (218,327)    $1.60 - $48.10
-----------------------------------------      ------------     --------------
Outstanding at December 31, 2004.........         1,319,723     $1.20 - $59.40
Granted..................................            50,000          $0.60
Exercised................................              --             --
Forfeited................................           (46,875)         $4.10
-----------------------------------------      ------------     --------------
Outstanding at December 31, 2005.........         1,322,848     $0.60 - $59.40
Exercisable at December 31, 2005.........         1,115,348     $0.60 - $59.40


         The fair value of the options as examined at the date of grant is based on a Black-Scholes model with the following weighted-average assumptions for 2004: interest rates of 4.5% for both years; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of 50.0% and 50.0%; and expected life of the options of 3 years for both years. These assumptions resulted in a weighted average fair value of $0.06 per share for stock options granted in 2003.

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

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


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

         At December 31, 2005 the Company had cumulative tax losses resulting in a net operating loss ("NOL") carry forward of approximately $46,000,000. The losses will begin to expire in the year 2012. No tax benefit has been recorded for these NOL's.

         The  significant   components  of  the  net  deferred  tax  assets  and
liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2005 are as follows:

                                                                    DECEMBER 31,
                                                                        2005
                                                                    -----------
Deferred tax assets:

   Net operating losses ..................................          $ 4,092,000
   Temporary differences .................................               13,000
                                                                    -----------
   Total deferred tax assets .............................            4,105,000
   Valuation allowance ...................................           (4,105,000)
                                                                    -----------
Net deferred tax assets (liabilities) ....................          $      --
                                                                    ===========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                        ----------------------
                                                          2004          2005
                                                        --------      --------

Federal income tax rate .......................               34%           34%
State income tax rate .........................                9%            9%
Effect of net operating loss and net
   operating loss carry forward ...............              (43)%         (43)%
                                                        --------      --------
Effective income tax rate .....................                0%            0%
                                                        ========      ========

7.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                        2005
                                                                    -----------

Computers and equipment ................................            $   336,000
Furniture and fixtures .................................                 51,000
                                                                    -----------
                                                                        387,000
Less accumulated depreciation ..........................               (295,000)
                                                                    -----------
                                                                    $    92,000
                                                                    ===========

8.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                                         2005
                                                                     -----------

Legal expenses .........................................             $   342,000
Accrued payroll expenses ...............................                  96,000
Other ..................................................                 406,000
                                                                     -----------
                                                                     $   844,000
                                                                     ===========

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


9.       GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

         The  Company's  2005  operations  consist  of  the  operations  of  BDE
Australia in Australia, and Brilliant in the United States. The following schedule sets forth the revenues and long-lived assets of the Company by geographic area:

                                                       UNITED
                                                       STATES          AUSTRALIA
                                                     ----------       ----------

YEAR ENDED DECEMBER 31, 2005
   Revenues from unaffiliated customers ........     $4,140,000       $     --
   Revenues from affiliated customers ..........      1,830,000             --
                                                     ----------       ----------

   Total revenues ..............................     $5,970,000       $     --
                                                     ==========       ==========
YEAR ENDED DECEMBER 31, 2004:



   Revenues from unaffiliated customers ........     $5,448,000       $     --
   Revenues from affiliated customers ..........      3,327,000             --
                                                     ----------       ----------


   Total revenues ..............................     $8,775,000       $     --
                                                     ==========       ==========


         For each of the periods shown above, a portion of the operating expenses and most of the research and development costs of the Company were incurred and paid in Australia.

         For the twelve months ended December 31, 2005, Sharman contributed 31% of the Company's revenue from content sales, patent licensing, advertising and payment processing. Focus Interactive, Inc. contributed 69% of the Company's revenue from bounties earned on activated installations of the My Search toolbar, and profit sharing on paid searches via the My Search toolbar, as amended in April, 2005.

10.      COMMITMENTS AND CONTINGENCIES

         The  Company  leases  its   facilities   under  month  to  month  lease
agreements. In October 2004, the Company relocated its U.S. office signing a one-year lease which has reverted to a month to month lease with monthly payments of approximately $2,100. In Australia, the Company entered into a two year lease, February 2003, but the Company has since vacated those premises and currently leases space on a month to month basis for approximately $1,500. As of December 2005 the commitment under these lease obligations is as follows:

            YEAR                                  AMOUNT
         -----------                          -------------
            2006                                  $3,600
                                              -------------
                                                  $3,600
                                              =============

         Rent expense amounted to $65,000 and $157,000 for the year ended December 31, 2005 and the year ended December 31, 2004, respectively.

         In March 2004, in the Federal Court of Australia, New South Wales District Registry, Brilliant Digital Entertainment, Inc., its subsidiaries Altnet, Inc. and Brilliant Digital Entertainment Pty. Limited, and Kevin Bermeister and Anthony Rose, the Chief Executive Officer and Chief Technology Officer, respectively, were

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


joined as defendants in the suit by Universal Music Australia Pty. Ltd. and other record labels against Sharman Networks Limited and other defendants, alleging infringement of the copyright in sound recordings controlled by the plaintiffs. The plaintiffs allege that due to the Company's business dealings with Sharman Networks Limited, the Company is integrally involved in the operation of the Kazaa Media Desktop and therefore liable for the alleged copyright infringement occasioned by its development and distribution. The plaintiffs are seeking damages under the Australian Copyright Act of 1968, recovery of costs and interest, and a permanent injunction restraining the Company from making copies of, communicating to the public, or distributing the Plaintiff's sound recordings without a license. On September 5, 2005, the Court rendered its judgment in the Australian litigation, declaring that Sharman Networks Ltd., Altnet, Inc., Brilliant Digital Entertainment, Inc., Kevin Glen Bermeister and certain other defendants were liable for copyright infringement for activities associated with the development and distribution of the Kazaa Media Desktop file sharing software application. The proceeding was wholly dismissed as against Brilliant Digital Entertainment Pty. Ltd., Anthony Rose and certain other defendants. We filed documents to proceed with an appeal of the Court's decision which was heard in February, 2006 before the Full Court of the Federal Court of Australia and we are awaiting the appellate court's decision. In addition, a decision on whether the plaintiffs could proceed with a contempt of court proceeding against the defendants was ruled in the plaintiffs' favor by the Full Court and these proceedings are pending. Any determination of damages payable by the defendants in the case will be stayed pending appeal of the lower Court's decision.

         In September 2004, through its subsidiary Altnet, the Company filed a civil lawsuit in the United States District Court Central District of California against a number of companies and organizations, including the Recording Industry Association of America, alleging the breach of the "True Names" patent which the Company licenses from Kinetech, Inc. In that filing the Company alleges that some of the defendants infringe on the patent to "spoof" peer-to-peer users with bogus or corrupted media files, which inhibits the growth of peer-to-peer for legitimate file sharing and thereby has injured the Company's business. This lawsuit is ongoing and we expect it will be heard in the third quarter of fiscal 2006.

         On  January  20,  2006,  a lawsuit  was filed in U.S.  District  Court,
Central District of California by Streamcast Networks, Inc. ("Plaintiff") against various parties, including Skype Technologies, S.A., Kazaa, B.V., Sharman Networks, Ltd., Brilliant Digital Entertainment, Inc., Kevin Bermeister and others ("Defendants"). The Plaintiff alleges among other things, that the Defendants orchestrated a scheme to transfer certain technology rights allegedly owned by Kazaa B.V. to Sharman Networks, Ltd., and subsequently to another Defendant, Joltid Ltd., (formerly known as Blastoise) which Plaintiff alleges it was entitled to. Plaintiff further alleges that the technology was then transferred to Skype Technologies, S.A. in violation of Plaintiff's rights. The Plaintiff is seeking damages and an injunction against the Defendants. The lawsuit has not been served on any of the Defendants.

11.      GUARANTEES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following are a summary of agreements that the Company has determined are within the scope of FIN 45.

         Under its bylaws, the Company has agreed to indemnify its officers, directors and employees for certain events or occurrences arising as a result of the officer, director, or employee serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that mitigates its exposure and enables it to recover a portion of any future amounts paid, subject to the applicable terms of the policy. As a result of its insurance policy coverage, the Company

                      BRILLIANT DIGITAL ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2005


believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

         The Company occasionally enters into  indemnification  provisions under
(i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and landlords, and
(ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

12.      SUBSEQUENT EVENTS.

         Deregistration. We intend to terminate the registration of our common stock pursuant to Rule 12g-4(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), through the filing of a Form 15 in the second quarter of fiscal 2006. Rule 12g-4 permits termination of the registration of a class of securities registered under Section 12(g) of the Exchange Act where the class of securities is held of record by either (1) less than 300 persons or (2) less than 500 persons where the total assets of the issuer have not exceeded $10 million on the last day of each of the issuer's three most recent fiscal years. Our common stock is currently held of record by less than 300 persons.

         Termination of registration will occur 90 days after we file Form 15 with the Securities and Exchange Commission reciting the factual bases for deregistration. Our duty to file periodic and current reports will be suspended immediately upon filing Form 15. If Form 15 is subsequently withdrawn or denied, we will file with the Securities and Exchange Commission all reports which would have been required had the Form 15 not been filed, within 60 days after the date of the withdrawal or denial.

         The effect of deregistration on the financial statements is not known.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.      CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, President and acting Chief Financial Officer, Kevin Bermeister, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Bermeister concluded that our disclosure controls and procedures were effective as of December 31, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding directors and executive officers will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.      EXHIBITS.

         See attached Exhibit Index.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRILLIANT DIGITAL ENTERTAINMENT, INC.

                              By:      /S/ KEVIN BERMEISTER
                                       -----------------------------------
                                       Kevin Bermeister
                              Its:     President, Chief Executive Officer
                                       and Acting Chief Financial Officer
                                       (Principal Executive, Financial
                                       and Accounting Officer)



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

        SIGNATURE                         TITLE                        DATE

  /S/ KEVIN BERMEISTER         Chairman of the Board of           April 14, 2006
---------------------------    Directors, Chief Executive
     Kevin Bermeister          Officer, President and
                               Acting Chief Financial
                               Officer (Principal Executive,
                               Financial and Accounting
                               Officer)

     /S/ MARK MILLER           Director                           April 14, 2006
---------------------------
       Mark Miller

      /S/ RAY MUSCI            Director                           April 14, 2006
---------------------------
        Ray Musci

                                      (vi)

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

    3.1.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
    3.1.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated December 30, 2005. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 5, 2006.
     3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     4.1        Specimen  Stock  Certificate  of  Common  Stock  of  Registrant.
                Incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.1 Registrant's Fourth Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.*
     10.2 Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 1996, and the amendments thereto.*
     10.3 Form of Registrant's Stock Option Agreement (Incentive Stock Option). Incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 1996, and the amendments thereto.*
     10.4 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.28 to Form S-1 filed on September 17, 1996, and the amendments thereto.*
     10.5 orm of Registrant's Employee Confidential Information and Non-Solicitation Agreement. Incorporated by reference to Exhibit
                10.29 to Form S-1 filed on September 17, 1996, and the amendments thereto.
     10.6 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Europlay I, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.7 Note and Warrant Purchase Agreement, dated as of April 19, 2001, between Registrant and Harris Toibb. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.8 Note and Warrant Purchase Agreement, dated as of April 26, 2001, between Registrant and Preston Ford, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
     10.9 Amendment to Note and Warrant Purchase Agreements, dated as of May 23, 2001, between Registrant and Harris Toibb and acknowledged and consented to by Europlay 1, LLC and Preston Ford, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.


                                       (i)

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

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


                                      (ii)

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

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


                                      (iii)

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

    10.36 Form of Amendment Number Two to Secured Convertible Promissory Note dated December 31, 2003 between the Registrant and the holder to be set forth therein. Incorporated by reference to
                Exhibit 10.36 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.
    10.37 Warrant to Purchase Common Stock, dated April 15, 2002, issued in favor of Business Development Experts, Inc. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
    10.38 Warrant to Purchase Common Stock, dated August 28, 2002, issued in favor of SRO Consulting, Inc. Incorporated by reference to
                Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.39 Letter Agreement, dated August 19, 2002, between Registrant and Europlay Capital Advisors, LLC. Incorporated by reference to
                Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.
    10.40 Strategic Alliance, Marketing and Distribution Agreement dated April 14, 2003 between Brilliant Digital Entertainment, Inc. and The Excite Network, Inc. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the Exhibit 10.1 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.41 Digital Content Merchant Agreement, dated November, 2002, between Registrant and NewGenPay, Inc. Incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-3 Registration Statement as filed July 3, 2003.
    10.42 Warrant to Purchase Common Stock, dated February 19, 2003, issued in favor of Scheinrock Advisory Group. Incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Form S-3 Registration Statement as filed July 3, 2003.
    10.43 Joltid Software Licensing Agreement dated May 28, 2003 between Altnet, Inc. and Joltid, Ltd. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the
                Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.44 Form of Brilliant Digital Entertainment, Inc. Promissory Note dated June 11, 2003. Incorporated by reference to the Exhib t
                10.4 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.45 Form of Warrant to Purchase Common Stock of Brilliant Digital Entertainment, Inc. dated June 11, 2003. Incorporated by reference to the Exhibit 10.5 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.46 Joint Enterprise Agreement dated June 23, 2003 between Altnet, Inc. and Sharman Networks Limited. [Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by Registrant.] Incorporated by reference to the
                Exhibit 10.6 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.
    10.47 Warrant to Purchase Common Stock of Brilliant Digital Entertainment, Inc., dated June 23, 2003, issued to Sharman Networks Limited. Incorporated by reference to the Exhibit 10.7 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.


                                      (iv)

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

    10.48 Brilliant Digital Entertainment, Inc. Deferred Compensation Plan. Incorporated by reference to the Exhibit 10.8 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.*
    10.49 Form of Brilliant Digital Entertainment, Inc. Deferred Compensation Relinquishment Opportunity Agreement. Incorporated by reference to the Exhibit 10.9 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2003.*
    10.50 Executive Employment Agreement dated June 1, 2003 between the Registrant and Kevin Bermeister. Incorporated by reference to
                Exhibit 10.64 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.*
    10.51 Letter Agreement Regarding Extension of Maturity Date dated March 30, 2004 by and among the Registrant and the holders of Secured Convertible Promissory Note of the Registrant set forth on Schedule 1 thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.52 Form of Amendment Number Four to Convertible Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.53 Form of Amendment Number Three to Secured Convertible Promissory Note dated March 30, 2004 between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit
                10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.54 Form of Amendment No. 2 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit
                10.4 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.55 Form of Amendment No. 1 to Warrant to Purchase Common Stock, dated March 30, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit
                10.5 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.56 Form of Warrant, dated March 30. 2004, issued in connection with extension of maturity date of Secured Convertible Promissory Notes. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
    10.57 Settlement Agreement and Mutual Release, dated as of June 16, 2004, by and among the Registrant, Altnet, Inc., Detershan Pty. Ltd., Big Seven Entertainment, LLC, and Michael Toibb. Incorporated by reference to Exhibit 10. to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
    10.58 Letter Agreement Regarding Extension of Maturity Date dated September 26, 2004, by and among the Registrant and the holders of Secured Convertible Promissory Notes of the Registrant set forth on Schedule 1 thereto. Incorporated by reference to
                Exhibit 10.72 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.59 Form of Amendment Number Five to Secured Convertible Promissory Note originally dated May 23, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.73 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto


                                       (v)

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   --------     ----------------------------------------------------------------

    10.60 Form of Amendment Number Four to Secured Convertible Promissory Note originally dated December 19, 2001, dated September 26, 2004, between the Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.74 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.61 Form of Amendment No. Three to Warrant to Purchase Common Stock originally dated May 23, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.75 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.62 Form of Amendment No. Two to Warrant to Purchase Common Stock originally dated December 19, 2001, dated September 26, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.76 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.63 Form of Amendment No. One to Warrant to Purchase Common Stock originally dated March 30, 2004, dated September 26, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.64 Form of Amendment No. One to Warrant to Purchase Common Stock originally dated October 4, 2002, dated September 26, 2004, by and between Registrant and the holder to be set forth therein. Incorporated by reference to Exhibit 10.78 to Annual Report on Form 10-KSB for the year ended December 31, 2004, and the amendments thereto.
    10.65 Letter Agreement entered into on October 19, 2005, effective as of September 26, 2005, among the Registrant, Harris Toibb, Europlay 1, LLC, Preston Ford Inc., Capel Capital Ltd., Brilliant Studios, Inc. and B3D, Inc., and all Exhibits and
                Schedules thereto. Incorporated by reference to Current Report on Form 8-K filed on October 25, 2005.
     14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.
     21.1 Subsidiaries. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the year ended December 31, 2003, and the amendments thereto.
     23.1       Consent of Vazquez & Company, LLP.
     24.1       Power of Attorney (included on signature page).
     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
     31.2 Certificate of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
     32.1 Certificate of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
-----------
* Indicates a management contract or compensatory plan.


                                      (vi)